Form 10-Q
period 2009-05-31
SA Recovery Corp.
filed 2010-09-10
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

Commission File Number:  000-53641

SA RECOVERY CORP.

(Exact  name of small business issuer in its charter)

Oklahoma	26-3090646
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3908 Minnesota St., Bartlesville	74006
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (877) 488-8380

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]  No [X ]

As of September 9, 2010, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and outstanding.

SA RECOVERY CORP.

FORM 10-Q

PART I.

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II.

OTHER INFORMATION

14

Item 1.

Legal Proceedings

14

Item 1A

Risk Factors

14

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3

Defaults Upon Senior Securities

14

Item 4

Submission of Matters to a Vote of Securities Holders

14

Item 5

Other Information

14

Item 6

Exhibits

14

SIGNATURES

15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF MAY 31, 2009 AND FEBRUARY 28, 2009

	May 31, 2009 (Unaudited)	February 28, 2009

ASSETS
Current Assets
Cash	$ 415	$ 5,273
Total current assets	415	5,273

Non-current assets
Intangible - license permit, net of amortization of $4,167 and $2,945 at May 31, 2009 and February 28, 2009, respectively	5,833	7,055
Total non-current assets	5,833	7,055

TOTAL ASSETS	$ 6,248	$ 12,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 2,899	$ 191
Advances from related parties	1,900	-
Convertible notes payable, net of discount of $10,833 and $27,083 at May 31, 2009 and February 28, 2009, respectively	54,167	37,917
Accrued director salary	2,630	1,883
Total current liabilities	61,596	39,991

TOTAL LIABILITIES	61,596	39,991

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at May 31, 2009 and February 28, 2009	3,107	3,107
Additional paid in capital	61,893	61,893
Deficit accumulated during the development stage	(120,348)	(92,663)
Total shareholders' deficit	(55,348)	(27,663)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 6,248	$ 12,328

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three Months Ended May 31, 2009

and for the Period from Inception (July 28, 2008) to May 31, 2009

	Three Months Ended 5/31/09	Inception (07/28/08) to 5/31/09

REVENUES	$ -	$ -

EXPENSES
Director salary	764	2,647
General and administrative	7,980	14,343
Research and development	-	46,500
Interest expense	18,941	56,858
Total expenses	27,685	120,348

Net Loss	$ (27,685)	$ (120,348)

Weighted average shares outstanding	31,073,593
Loss per share (basic and fully diluted)	$ -

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO MAY 31, 2009

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable		-	-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09		-	-	-	(92,663)	(92,663)

Balances, February 28, 2009		31,073,593	3,107	61,893	(92,663)	(27,663)

Net loss, three months ended 5/31/09					(27,685)	(27,685)

Balances, May 31, 2009		31,073,593	$ 3,107	$ 61,893	$ (120,348)	$ (55,348)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Three Months Ended May 31, 2009

and for the Period from Inception (July 28, 2008) to May 31, 2009

	Three Months Ended 5/31/09	Inception (07/28/08) to 5/31/09

OPERATING ACTIVITIES:
Net loss	$ (27,685)	$ (120,348)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	16,250	54,167
Amortization of intangible	1,222	4,167

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,455	5,529
Cash used in operating activities	(6,758)	(56,485)

INVESTING ACTIVITIES
Purchase of license permit	-	(10,000)

Cash used in investing activities	-	(10,000)

FINANCING ACTIVITIES
Proceeds from related-party note payable	1,900	66,900
Cash provided by financing activities	1,900	66,900

Net increase (decrease) in cash and cash equivalents during the period	(4,858)	415
Cash and cash equivalents at beginning of period	5,273	-
Cash and cash equivalents at end of period	$ 415	$ 415

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-
Cash paid for income taxes	-	-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and Basis of Presentation

Organization and History

SA Recovery Corp. was incorporated in Oklahoma on July 28, 2008.  SA Recovery Corp. is a development stage company that is designing a mobile unit that removes contaminants from sand.  As of the date of this filing, we have not generated any revenues from our operations.

Our former parent company, AMS Heath Sciences, Inc., (“AMS”) was originally incorporated on May 22, 1987.  On December 27, 2007, AMS filed a voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Oklahoma, Case no. 07-14678. On July 15, 2008, the Bankruptcy Court issued an Order Confirming the First Amended Plan of Reorganization with an effective date of July 28, 2008.  Pursuant to the Plan, on July 28, 2008, AMS implemented a 1/670 reverse stock split; issued 25,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 600,000 restricted shares of common stock pursuant to a DIP loan; issued 50,000 shares of common stock to the Bankruptcy Trustee; and issued 100 shares of common stock to each class 6 and class 7 claimholder.  The products and operations of AMS were sold to a secured creditor.

On July 28, 2008, AMS completed a holding company reorganization that resulted in SA Recovery Corp., a wholly owned subsidiary of AMS, becoming the Holding Company with the exact same equity structure and shareholder base as the former AMS and AMS being merged into a wholly owned subsidiary of SA Recovery Corp., subsequently disposed of all ownership rights in the subsidiary and currently has no ownership or interest in any subsidiaries.

Our common stock is traded is traded on Pinksheets under the symbol “SARY”.

Nature of Operations

During the period ended May 31, 2009, the Company is continuing to further develop a mobile unit that removes contaminants from sand.

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending May 31, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2009, as reported in Form 10-12G filed with the SEC on April 27, 2009.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of 5/31/09, there were no cash equivalents.

Property and Equipment:   New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Intangible Assets and Impairments:  The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. No impairment of intangible assets has been recorded during any of the periods presented.

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectibility is reasonably assured.  Since our inception on July 28, 2008 to our fiscal year ended March 31, 2009, and for the three months ended May 31, 2009, SA Recovery had no revenues.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with the guidance provided by Codification Topic No. 718 (“Topic 718”), dealing with compensation and stock-based compensation.  This guidance requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

We adopted the guidance of Topic 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of Topic 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended May 31, 2009. Topic 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, Topic 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt Topic 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with the guidance provided by Codification Topic 815 (“Topic 815”), which addresses derivatives and hedging.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments:  ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with the guidance found in Codification Topic 740 (“Topic 740”) addressing income taxes.  Under this guidance, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Topic 740 requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued Codification Topic 820 (“Topic 820”) which provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Topic 820 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of Topic 820 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, FASB issued Codification Topic 825 (“Topic 825). Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair values.  Topic 825 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting Topic 825 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Codification Topic 805 addressing the accounting issues associated with business combinations.  Topic 805 provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued Codification Topic 810 (“Topic 810”) addressing consolidations.  Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting this guidance on our financial statements

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $56,485 during the period from inception (July 8, 2008) to May 31, 2009, and a working capital deficit of $61,181 at May 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495 million shares of common stock.  At May 31, 2009, we have issued 31,073,593 shares, all of which have been treated for accounting purposes as founders’ shares.

Preferred Stock

We are authorized to issue up to 5 million shares of preferred stock.  At May 31, 2009, none of these shares has been issued and none is outstanding.

Potentially Dilutive Securities

As is discussed in Note 4, On August 1, 2008, we issued a $65,000 note payable which, at the option of the holder, may be converted to 2 million shares of common stock.

Note 4 – Convertible Note Payable

On August 1, 2008, the Company borrowed $65,000 for working capital purposes and we issued a one-year note payable.  The note matures on August 1, 2009 and bears interest at 5% per year.  The holder has the right, with proper notice to convert the note into two-million shares or common stock at $.035 per share.

Note Discount

In accounting for this note payable, we applied ASC 470-20 – Debt with Conversion and Other Options .   ASC 470-20 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety and crediting “Additional Paid In Capital”.  We are amortizing the discount over the note’s one-year life using the effective interest method.  For the period from inception (July 28, 2008) to May 31, 2009, we have amortized $54,167 of this note discount to interest expense. We have determined a beneficial conversion feature exists pursuant to this guidance and as a result the note is fully discounted and being amortized over the life of the note.

Note 5 – Intangibles:  License Permits and Agreement with CGJ Holding, LLC

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000.  We have included the cost of this prototype in Research and Development Expenses.

The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  We have capitalized the cost of this intangible asset in “Intangible – license permit” and are amortizing this cost over the two-year life of our agreement with CGJ.  For the period from inception (July 28, 2008) to May 31, 2009, we have amortized $4,167 of this cost to expense.

The License is renewable in the event that the Company is able to sell a commercial version of the Sand Extraction Prototype I.  Pursuant to the License Agreement, the Company is required to pay a ten percent (10%) royalty fee for each commercial unit sold. The License Agreement contains a languishing clause that terminates the License Agreement in the event that the Company is unable to design, manufacturer and sell a commercial unit during the two year time period.

Note 6 – Commitments and Contingencies

We have no outstanding commitments for office rental or other obligations for which we would require payout disclosures.  Our only commitment is our 10% royalty fee, explained in Note 5, which does not begin until commercialization.

Note 7 – Related Party Transactions

At May 31, 2009, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the three months ended May 31, 2009, we received $1,900 from a shareholder to pay our operating costs.

Note 8 – Subsequent Events

On August 1, 2010, the Company and CGJ Holding, LLC mutually agreed to not renew the terms of the License Agreement beyond the July 28, 2010 expiration.  The parties entered the License Agreement with the anticipation that the Prototype Unit would be easily fabricated as a product for sale.  The respective parties discovered that the Prototype Unit suffered from operating problems, such as leaked under pressure; jets clogged with sand and was overly cumbersome.  The Company is now focused on converting the Prototype Unit into a Mobile Unit.  The Company is no longer obligated pay any royalty fee.  In the event that the Company elects to fabricate and sell the Prototype Units as originally designed, the Company would be required to obtain a License from CGL Holding, LLC.

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," “will,” “may,” “should,” “could,” “predict,” “potential,” "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Description of Business.

SA Recovery Corp. is an exploration stage company engaged in the business of selling and leasing a mobile unit capable of removing contaminants from sand.  As of the date of this filing, we have not generated any revenues since inception on July 28, 2008.

 SA Recovery Corp. was incorporated on July 28, 2008 in the State of Oklahoma.  On July 28, 2008, the Company emerged as the holding company.  The Company’s former parent company, AMS Heath Sciences, Inc., (“AMS”) was originally incorporated on May 22, 1987.  On December 27, 2007, AMS filed a voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Oklahoma, Case no. 07-14678. On July 15, 2008, the Bankruptcy Court issued an Order Confirming the First Amended Plan of Reorganization with an effective date of July 28, 2008.

 Pursuant to the First Amended Plan of Reorganization, on July 31, 2008, the former parent Company (AMS) sold all of its assets and operations to a 3rd party company owned by a secured creditor, Laurus Master Fund, Ltd.   Following the sale of the assets, Laurus Master Fund, Ltd., created AMS Health Sciences, Inc. as a Delaware Corporation.  Any sales of the products related to AMS are now under the Delaware company and are not related to SA Recovery Corp.

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  The License is renewable in the event that the Company is able to sell a commercial version of the Sand Extraction Prototype I.  Pursuant to the License Agreement, the Company is required to pay a ten percent (10%) royalty fee for each commercial unit sold. The License Agreement contains a languishing clause that terminates the License Agreement in the event that the Company is unable to design, manufacturer and sell a commercial unit during the two year time period working with BP Corp., an Oklahoma corporation to  improve the unit to wash contaminants from sand that has been contaminated hydrocarbons, such as asphalt.     The Company envisions the Sand Extraction Prototype I being used to assist in the cleanup of contaminated sand as a result of a natural disaster, environmental spill or industrial accident.  The Company is currently testing the Sand Extraction Prototype I to determine if the unit is capable of removing asphalt from sand on a commercial scale.   As the date of this filing, the company has not sold or leased any unit.

PLAN OF OPERATIONS

During the quarter ended March 31, 2009, the Company is continuing to market the unit to private and municipal entities.  The company did not have any sales or leases of the unit during the quarter ended March 31, 2009.

Liquidity and Capital Resources

SA Recovery Corp. had less than $100 remaining in cash at May 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our financial assets consist of bank deposits and we own no portfolio investments that would expose our Company to the type of risks described in Item 304 of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

SA Recovery is not currently a party to any legal proceeding.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since February 28, 2009.  See risk factors, within our Form 10A.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Securities Holders

None

Item 5.

Other Information

None

Item 6

Exhibits

Exhibit 31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934.

Exhibit 32.1

 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: September 9, 2010
James Ditanna

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

11