Form 10-Q
period 2009-08-31
SA Recovery Corp.
filed 2010-09-10
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

14

Item 5

Other Information

14

Item 6

Exhibits

14

SIGNATURES

15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF AUGUST 31, 2009 AND FEBRUARY 28, 2009

	08/31/09 (Unaudited)	02/28/09
ASSETS
Current Assets
Cash	$ 50	$ 5,273
Total current assets	50	5,273

Non-current assets
Intangible – license permit, net of accumulated amortization of $5,417 and $2,945 as of August 31, 2009 and February 28, 2009, respectively	4,583	7,055
Total non-current assets	4,583	7,055

TOTAL ASSETS	$ 4,633	$ 12,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	191	191 191
Interest payable	3,508	-
Note payable – related party	1,900	-
Convertible notes payable, net of discounts of $0 and $27,083 at August 31, 2009 and February 28, 2009, respectively	65,000	37,917
Accrued director salary	3,440	1,883
Total current liabilities	74,039	39,991

TOTAL LIABILITIES	74,039	39,991

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at August 31, 2009 and February 28, 2009	3,107	3,107
Additional paid in capital	61,893	61,893
Deficit accumulated during the development stage	(134,406)	(92,663)
Total shareholders' deficit	(69,406)	(27,663)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 4,633	$ 12,328

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three and Six Months Ended August 31, 2009

And for the Periods from Inception (July 28, 2008) to August 31, 2008 and August 31, 2009

	Six Months Ended 8/31/09	Three Months Ended 8/31/09	Inception (07/28/08) to 8/31/08	Inception (07/28/08) to 8/31/09

REVENUES	$ -	$ -	$ -	$ -

EXPENSES
Director salary	1,557	793	-	3,440
General and administrative	9,595	1,615	-	15,958
Research and development	-	-	15,000	46,500
Asset impairments	-	-	-	-
Interest	30,591	11,650	5,416	68,508
Total expenses	41,743	14,058	20,416	134,406

Net Loss	(41,743)	(14,058)	(20,416)	(134,406)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO MAY 31, 2009

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable			-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09			-	-	(92,663)	(92,663)

Balances, February 28, 2009		31,073,593	3,107	61,893	(92,663)	(27,663)

Net loss, six months ended 8/31/09			-	-	(41,743)	(41,473)

Balances, August 31, 2009		31,073,593	$ 3,107	$ 61,893	$ (134,406)	$ (69,406)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the Six Months Ended August 31, 2009

and for the Periods from Inception (July 28, 2008) to August 31, 2009 and August 31, 2008

	Six Months Ended 8/31/09	Inception (07/28/08) to 8/31/08	Inception (07/28/08) to 8/31/09

OPERATING ACTIVITIES:
Net loss	$ (41,743)	$ (20,416)	$ (134,406)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	27,083	5,416	65,000
Amortization of intangible	2,472	-	5,417

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,065	-	7,139
Cash used in operating activities	(7,123)	(15,000)	(56,850)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	1,900	65,000	66,900
Cash provided by financing activities	1,900	65,000	66,900

Net increase (decrease) in cash and cash equivalents during the period	(5,223)	50,000	50
Cash and cash equivalents at beginning of period	5,273	-	-
Cash and cash equivalents at end of period	$ 50	$ 50,000	$ 50

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Development Stage

The Company has not earned revenue from planned principal operations since inception (June 28, 2008). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as provided for in guidance governing Development Stage Enterprises (“Codification Topic 915”). Among the disclosures required by the guidance in Codification Topic 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending August 31, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2009, as reported in Form 10-12G filed with the SEC on April 27, 2009.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of 8/31/09, there were no cash equivalents.

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

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectibility is reasonably assured.  Since our inception on July 28, 2008, SA Recovery has had no revenues.

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the six months ended August 31, 2008.

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

In December 2007, the Financial Accounting Standards Board issued Codification Topic 810 (“Topic 810”) addressing consolidations.  Topic 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting this guidance on our financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $56,850 during the period from inception (July 8, 2008) to August 31, 2009, and a working capital deficit of $73,989 at August 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495 million shares of common stock.  At August 31, 2009, we have issued 31,073,593 shares, all of which have been treated for accounting purposes as founders’ shares.

Preferred Stock

We are authorized to issue up to 5 million shares of preferred stock.  At August 31, 2009, none of these shares has been issued and none is outstanding.

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

On July 28, 2009, the maturity date of this note payable was extended until February 28, 2011.

Note Discount

In accounting for this note payable, we applied ASC 470-20 – Debt with Conversion and Other Options..  ASC 470-20 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety and crediting “Additional Paid In Capital”.  We are amortizing the discount over the note’s one-year life using the effective interest method.  For the period from inception (July 28, 2008) to August 31, 2009, we have amortized $65,000 of this note discount to interest expense.

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

During the six months ended August 31, 2009, we received $1,900 from a shareholder to pay our operating costs.

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

The Company has evaluated subsequent events through the date these financial statements were issued.

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

Description of Business.

SA Recovery Corp. is a development stage company that is engaged in the design and fabrication of a mobile unit that removes contaminants from sand.  The Company has not developed a final product available for sale or lease.  The Company is currently working on a prototype unit.  As of the date of this filing, we have not generated any revenues since inception.

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

On July 28, 2008, all officers and Directors of AMS were replaced by James Ditanna and sole officer and Director.  In addition, the Company underwent a 1/670 reverse stock split that reduced the number of outstanding shares of common stock to 15,000.  Concurrently, the Company’s former operations of nutritional supplements, were sold to a third party competitor.  As part of the Plan, the 3rd party purchaser was allowed to keep the name “AMS Health Sciences, Inc.”.  Concurrently, on July 28, 2008, AMS Health issued 25,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 6,000,000 shares of restricted shares of common stock to four investors.; issued 50,000 shares of common stock to the Bankruptcy Trustee; and 100 shares of common stock to each allowed class 6 and class 7 claim holder approved by the Bankruptcy Trustee.

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  The License is renewable in the event that the Company is able to sell a commercial version of the Sand Extraction Prototype I.  Pursuant to the material terms of the Licensing Agreement, the Company is to a royalty fee of 10% of the gross receipts from the sale any commercial unit capable of removing impurities from sand resulting from the use of the technology.  The License Agreement expires on the 28th day of July, 2010 but may be extended for an additional two years if the Company sells two commercial units capable of filtering impurities from sand at a rate of at least two cubic-yards per hour and for a sale price of no less than $100,000 each.  The License Agreement contains a languishing clause that requires the company to make a royalty of $200,000 by July 28, 2010 or the Licensing Agreement will become non-exclusive.  In the event of default, the License may be terminated.

The Sand Extraction Prototype utilizes a fluidized bed, vibrating feeds in a counter-flow of wash water in the sand cleaning process. During that hour, the machine is capable of producing two cubic yard of cleaner sand.  The prototype unit is intended to be mobile and outfitted onto a standard 50-foot trailer to send directly to an environmental disaster, accident, or cleanup site.  Despite a year of modifying and testing, the Sand Extraction Prototype I is still in the development stage in that the machine is undergoing additional testing to determine if the machine is capable of increasing the capacity of washing sand beyond the current two yards per hour capacity.

On September 12, 2008, the Company hired BP Corp., an Oklahoma corporation, to improve the design by reducing the size to fit onto a standard semi truck trailer, reduce the complexity of the unit to allow for reduced personal to operate the unit, create a permanent solution for the leaks caused by the inside pressure and to increase the production rate beyond two (2) cubic yards to four (4) cubic yards of sand per house.  BP Corp. charges the company at the rate of $55.00 per house plus the cost of material.  The prototype unit has been unable to sustain a production rate of four (4) cubic yards per hour.  When funding becomes available, the Company intends to have the unit undergo an Engineer’s study to determine the exact parameters.

Our common stock is currently traded on the Pink Sheets under the symbol SARY.  Prior to November 20, 2008, our common stock was traded on the Pink Sheets under the symbol AMSI.

PLAN OF OPERATIONS

We are continuing to market the unit to private and municipal entities.  The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to August 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception to August 31, 2009, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc.  At August 31, 2009, SA Recovery Corp. had less than $100 remaining in cash and owed $74,039 in total liabilities.

As of August 31, 2009, our assets totaled $4,633.  Our total liabilities of $74,39 consisted primarily of total notes payable of $66,900 and accounts payable of $2,756. We had a stockholders’ deficit of $ 69,406.

We have not included a discussion of the comparisons of expenses and net losses for the six nor three months ended August 31, 2009 since neither the six nor three months ended August 31, 2008 represented a full operating period.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company doesn’t have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended August 31, 2009.  The notes indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* * * * *

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

17