Form 10-Q
period 2009-11-30
SA Recovery Corp.
filed 2010-09-10
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

14

Item 5

Other Information

14

Item 6

Exhibits

14

SIGNATURES

15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF NOVEMBER 30, 2009 AND FEBRUARY 28, 2009

	11/30/09 (Unaudited)	02/28/09
ASSETS
Current Assets
Cash	$ 268	$ 5,273
Total current assets	268	5,273

Non-current assets
Intangible – license permit, net of accumulated amortization of $6,695 and $2,945 as of November 30, 2009 and February 28, 2009, respectively	3,305	7,055
Total non-current assets	3,305	7,055

TOTAL ASSETS	$ 3,573	$ 12,328

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	4,507	191 191
Note payable – related party	6,650
Convertible notes payable, net of discounts of $0 and $27,083 at November 30, 2009 and February 28, 2009, respectively	65,000	37,917
Accrued director salary	4,224	1,883
Total current liabilities	80,381	39,991

TOTAL LIABILITIES	80,381	39,991

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at November 30, 2009 and February 28, 2009	3,107	3,107
Additional paid in capital	61,893	61,893
Deficit accumulated during the development stage	(141,808)	(92,663)
Total shareholders' deficit	(76,808)	(27,663)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 3,573	$ 12,328

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three and Nine Months Ended November 30, 2009,

And for the Three Months Ended November 30, 2008

 and for the Periods from Inception (July 28, 2008) to November 30, 2009 and November 30, 2008

	Nine Months Ended 11/30/09	Inception (07/28/08) to 11/30/08	Three Months Ended 11/30/09	Three Months Ended 11/30/08	Inception (07/28/08) to 11/30/09

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Director salary	2,341	1,470	784	1,470	4,224
General and administrative	15,405	23,789	5,810	23,789	21,768
Research and development	-	15,000	-	-	46,500
Asset impairments	-	-	-	-	-
Interest	31,399	21,664	808	16,248	69,316
Total expenses	49,145	61,923	7,402	41,507	141,808

Net Loss	(49,145)	(61,923)	(7,402)	(41,507)	(141,808)

Weighted average shares outstanding	31,073,593	31,073,593	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$ -	$ -	$ -	$ -

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO NOVEMBER 30, 2009

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable			-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09			-	-	(92,663)	(92,663)

Balances, February 28, 2009		31,073,593	3,107	61,893	(92,663)	(27,663)

Net loss, nine months ended 11/30/09			-	-	(49,145)	(49,145)

Balances, November 30, 2009		31,073,593	$ 3,107	$ 61,893	$ (141,808)	$ (76,808)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended November 30, 2009

and for the Periods from Inception (July 28, 2008) to November 30, 2009 and November 30, 2008

	Nine Months Ended 11/30/09	Inception (07/28/08) to 11/30/08	Inception (07/28/08) to 11/30/09

OPERATING ACTIVITIES:
Net loss	$ (49,145)	$ (61,923)	$ (141,808)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	27,083	21,664	65,000
Amortization of intangible	3,750	1,470	6,695
Asset impairment	-		-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	6,657	191	8,731
Cash used in operating activities	(11,655)	(38,598)	(61,382)

INVESTING ACTIVITIES
Purchase of license permit	-	(10,000)	(10,000)

Cash used in investing activities	-	(10,000)	(10,000)

FINANCING ACTIVITIES
Proceeds from notes payable	-	65,000	65,000
Proceeds from related-party note payable	6,650		6,650

Cash provided by financing activities	6,650	65,000	71,650

Net increase (decrease) in cash and cash equivalents during the period	(5,005)	16,402	268
Cash and cash equivalents at beginning of period	5,273	-	-
Cash and cash equivalents at end of period	$ 268	$ 16,402	$ 268

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 –Basis of Presentation

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

Nature of Operations

During the period ended November 30, 2009, the Company is continuing to further develop a mobile unit that removes contaminants from sand.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending November 30, 2009.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2009, as reported in Form 10-12G filed with the SEC on April 27, 2009.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of 11/30/09, there were no cash equivalents.

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

We adopted the guidance of Topic 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of Topic 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended November 30, 2009. Topic 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, Topic 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt Topic 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the nine months ended November 30, 2008.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $61,382 during the period from inception (July 8, 2008) to November 30, 2009, and a working capital deficit of $80,113 at November 30, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of November 30,2009.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of November 30, 2009.

Potentially Dilutive Securities

As is discussed in Note 4, On August 1, 2008, we issued a $65,000 note payable which, at the option of the holder, may be converted to 2 million shares of common stock.

Note 4 – Convertible Note Payable

On August 1, 2008, the Company borrowed $65,000 for working capital purposes and we issued a one-year note payable.  The note matures on August 1, 2009 and bears interest at 5% per year.  The holder has the right, with proper notice to convert the note into two-million shares of common stock at $.035 per share.

On July 28, 2009, the maturity date of this note payable was extended until February 28, 2011.

Note Discount

In accounting for this note payable, we applied ASC 470-20 – Debt with Conversion and Other Options.   ASC 470-20 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety and crediting “Additional Paid In Capital”.  We are amortizing the discount over the note’s one-year life using the effective interest method.  For the period from inception (July 28, 2008) to November 30, 2009, we have amortized the entire $65,000 discount to interest expense.

Note 5 – Intangibles:  License Permits and Agreement with CGJ Holding, LLC

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000.  We have included the cost of this prototype in Research and Development Expenses.

The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  We have capitalized the cost of this intangible asset in “Intangible – license permit” and are amortizing this cost over the two-year life of our agreement with CGJ.  For the period from inception (July 28, 2008) to November 30, 2009, we have amortized $6,695 of this cost to expense.

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

Note 7 – Related Party Transactions

At November 30, 2009, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the nine months ended November 30, 2009, we received $6,650 from a shareholder to pay our operating costs.

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

Description of Business.

SA Recovery Corp. was incorporated in Oklahoma on July 28, 2008.  SA Recovery Corp. is a development stage company that is engaged in the business of designing a mobile unit that removes contaminants from sand.  As of the date of this filing, we have not generated any revenues from our operations.

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

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  The License is renewable in the event that the Company is able to sell a commercial version of the Sand Extraction Prototype I.  Pursuant to the material terms of the Licensing Agreement, the Company is to a royalty fee of 10% of the gross receipts from the sale any commercial unit capable of removing impurities from sand resulting from the use of the technology.  The License Agreement expires on the 28th day of July, 2010, as extended to August, 2010 but may be extended for an additional two years if the Company sells two commercial units capable of filtering impurities from sand at a rate of at least two cubic-yards per hour and for a sale price of no less than $100,000 each. The Company is currently negotiating to extend the terms for an additional year.  In the event of default, the License may be terminated.

The Sand Extraction Prototype utilizes a fluidized bed, vibrating feeds in a counter-flow of wash water in the sand cleaning process. During that hour, the machine is capable of producing two cubic yard of cleaner sand.  The completed product is intended to be a mobile unit outfitted onto a standard 50-foot trailer to send directly to a cleanup site.  The prototype unit has been unable to sustain a production rate of four (4) cubic yards per hour.  When funding becomes available, the Company intends to have the unit undergo an Engineer’s study to determine the exact parameters.

Our common stock is currently traded on the Pink Sheets under the symbol SARY.  Prior to November 20, 2008, our common stock was traded on the Pink Sheets under the symbol AMSI.

PLAN OF OPERATIONS

During the period ended November 30, 2009, the Company is continuing to further develop a mobile unit that removes contaminants from sand.  .  The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception to November 30, 2009, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc.  At November 30, 2010, SA Recovery Corp. had $268 remaining in cash . At November 30, 2009, we owed $80,381 in liabilities.

As of November 30, 2009, our sole asset of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On November 30, 2009, our liabilities were $80,381 which consisted primarily of total notes payable of $71,650 and accounts payable of $6,365.  We had a stockholders’ deficit of $ 76,808.

For the three months ended November 30, 2009, we had total expenses $7,402 versus $41,507 for the same period ended November 30, 2008, arising principally from one-time consulting charges related to our start up of the company.

We have not provided any comparative information for the nine months ended November 30, 2009 since there is no comparative full period in 2008.  The Company began operations on July 28, 2008.  This amounts to only a three month period through November 30, 2008.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company doesnot have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operationsal plans and curtail some or all of its current operaions.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended November 30, 2010.  The notes indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

16