Form 10-Q
period 2010-05-31
SA Recovery Corp.
filed 2010-09-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

Commission File Number:  000-53641

SA RECOVERY CORP.

(Exact  name of small business issuer in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3908 Minnesota St., Bartlesville OK	74006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (877) 488-8380

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

As of September 15, 2010, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and outstanding.

SA RECOVERY CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item  2. Management’s Discussion and Analysis or Plan of Operation

12

Item 3. Quantitative And Qualitative Disclosures About Market Risk

14

Item 4. Controls And Procedures

14

PART II - OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3. Defaults Upon Senior Securities

14

Item 4. Submission of Matters to a Vote of Securities Holders

14

Item 5.  Other Information

15

Item 6. Exhibits

15

SIGNATURES

16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF MAY 31, 2010 AND FEBRUARY 28, 2010

	May 31, 2010 (Unaudited)	February 28, 2010
ASSETS
Current Assets
Cash	$ 458	$ 2,170
Total current assets	458	2,170

Non-current assets
Intangible – license permit, net of accumulated amortization of $10,000 and $10,000 as of May 31, 2010 and February 28, 2010, respectively	-	-
Total non-current assets	-	-

TOTAL ASSETS	$ 458	$ 2,170

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable – related party	$ 191	$ 191 5191
Accrued director salary	6,250	5,000
Note payable – related party	11,150	9,150
Convertible notes and interest payable, net of discounts of $0 at May 31, 2010 and February 28, 2010	70,942	70,129
Total current liabilities	88,533	84,470

TOTAL LIABILITIES	88,533	84,470

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at May 31, 2010 and February 28, 2010	3,107	3,107
Additional paid in capital	62,393	62,203
Deficit accumulated during the development stage	(153,575)	(147,610)
Total shareholders' deficit	(88,075)	(82,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 458	$ 2,170

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three Months Ended May 31, 2010 and 2009,

And for the Period from Inception (July 28, 2008) to May 31, 2010

(Unaudited)

	Three Months Ended 5/31/10	Three Months Ended 5/31/09	Inception (07/28/08) to 5/31/10

REVENUES	$ -	$ -	$ -

EXPENSES
Director salary	1,250	764	6,250
General and administrative	3,712	7,980	27,328
Research and development	-	-	46,500
Asset impairments	-		2,055
Interest	1,003	18,941	71,442
Total expenses	5,965	27,685	153,575

Net Loss	(5,965)	(27,685)	(153,575)

Weighted average shares outstanding	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$ -	$ -

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO MAY 31, 2010

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable			-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09			-	-	(92,663)	(92,663)

Balances, February 28, 2009		31,073,593	3,107	61,893	(92,663)	(27,663)

Interest imputed on related-party advances				310		310

Net loss, year ended 2/28/10			-	-	(54,947)	(54,947)

Balances, February 28, 2010		31,073,593	$ 3,107	$ 62,203	$ (147,610)	$ (82,300)

Interest imputed on related-party advances				190		190

Net loss, three months ended 5/31/10					(5,965)	(5,965)

Balances, May 31, 2010		31,073,593	$ 3,107	$ 62,393	$ (153,575)	$ (88,075)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Three Months Ended May 31, 2010 and 2009

and for the Period from Inception (July 28, 2008) to May 31, 2010

(Unaudited)

	Three Months Ended May 31,		Inception (07/28/08) to 5/31/10
	2010	2009

OPERATING ACTIVITIES:
Net loss	$ (5,965)	$ (27,685)	$ (153,575)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	-	16,250	65,000
Amortization of intangible	-	1,222	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	190	-	500

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,063	3,455	12,383
Cash used in operating activities	(3,712)	(6,758)	(65,692)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	2,000	1,900	11,150
Cash provided by financing activities	2,000	1,900	76,150

Net decrease in cash and cash equivalents during the year	(1,712)	(4,858)	458
Cash and cash equivalents at beginning of period	2,170	5,273	-
Cash and cash equivalents at end of period	$ 458	$ 415	$ 458

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

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

Nature of Operations

During the period ended May 31, 2010, the

purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of 11/30/09, there were no cash equivalents.

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

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with the guidance provided by Account Standards Codification (“ASC”) Topic No. 718 (“ASC 718”), dealing with compensation and stock-based compensation.  This guidance requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. Company is continuing to further develop a mobile unit that removes contaminants from sand.

Development Stage

The Company has not earned revenue from planned principal operations since inception (June 28, 2008). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as provided for in guidance governing Development Stage Enterprises (“ASC 915”). Among the disclosures required by the guidance in ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending May 31, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2010, as reported in Form 10-K filed with the SEC on September 10, 2010.

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

Cash and Cash Equivalents: For financial statement presentation We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended May 31, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with the guidance provided by ASC Topic 815 (“ASC 815”), which addresses derivatives and hedging.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the three months ended May 31, 2010.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with the guidance found in ASC Topic 740 (“ASC 740”) addressing income taxes.  Under this guidance, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.  Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

ASC 740 requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC Topic 820 (“ASC 820”) which provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of ASC 820 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, FASB issued ASC Topic 825 (“ASC 825). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair values.  ASC 825 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting ASC 825 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued ASC Topic 805 addressing the accounting issues associated with business combinations.  ASC 805 provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued ASC Topic 810 (“ASC 810”) addressing consolidations.  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting this guidance on our financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $65,692 during the period from inception (July 8, 2008) to May 31, 2010, and a working capital deficit of $88,075 at May 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of May 31, 2010 and February 28, 2010.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of May 31, 2010 and February 28, 2010.

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

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety and crediting “Additional Paid In Capital”.  We are amortized the discount over the note’s one-year life using the effective interest method.  For the period from inception (July 28, 2008) to February 28, 2010 , we have amortized the entire $65,000 discount to interest expense.

Note 5 – Intangibles:  License Permits and Agreement with CGJ Holding, LLC

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000.  We have included the cost of this prototype in Research and Development Expenses.

The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  We have capitalized the cost of this intangible asset in “Intangible – license permit” and amortized this cost over the two-year life of our agreement with CGJ.  For the period from inception (July 28, 2008) to February 28, 2010, we amortized the entire $10,000 of this cost to expense.

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

Note 7 – Related Party Transactions

At May 31, 2010, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the year ended February 28, 2010, we received $9,150 from a an affiliate to pay our operating costs.  During the three months ended May 31, 2010, we received an additional $2,000 from this affiliate.

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

Item  2. Management’s Discussion and Analysis or Plan of Operation

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

PLAN OF OPERATIONS

As of May 31, 2010, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception to May 31, 2010, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At May 31, 2010, SA Recovery Corp. had $458 remaining in cash, but we owed $88,533 in liabilities.

As of May 31, 2010, our sole asset of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On May 31, 2010, our liabilities were $88,533 which consisted of convertible notes and interest payable of $70,942, advanced from an affiliate of $11,150,  accounts payable and accrued director of $6,441.  We had a stockholders’ deficit of $88,075.

For the three months ended May 31, 2010, we had total expenses $5,965 versus $27,685 for the same period ended May 31, 2009.  The majority of the decrease from the previous year to the current is a reduction in interest expense  resulting from the discount on our $65,000 note payable (See Note 4 to the financial statements) being totally expensed during the year ended February 28, 2010.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended May 31, 2010.  The notes indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors since February 28, 2009.  See risk factors, within our Form 10-K filed September 10, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

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

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: September 15, 2010
James Ditanna

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

9