Form 10-Q
period 2010-08-31
SA Recovery Corp.
filed 2010-09-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

SA RECOVERY CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Note 1 –Basis of Presentation

7

Item 2. Management's Discussion And Analysis Or Plan Of Operation

12

Item 3. Quantitative And Qualitative Disclosures About Market Risk

14

Item 4.  Controls And Procedures

14

PART II - OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 1A.  Risk Factors

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Securities Holders

15

Item 5. Other Information

15

Item 6. Exhibits

15

SIGNATURES

16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF AUGUST 31, 2010 AND FEBRUARY 28, 2010

	August 31, 2010 (Unaudited)	February 28, 2010
ASSETS
Current Assets
Cash	$ 566	$ 2,170
Total current assets	566	2,170

Non-current assets
Intangible – license permit, net of accumulated amortization of $10,000 and $10,000 as of August 31, 2010 and February 28, 2010, respectively	-	-
Total non-current assets	-	-

TOTAL ASSETS	$ 566	$ 2,170

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 191	$ 191 5191
Accrued director salary	7,500	5,000
Note payable – related party	19,763	9,150
Convertible notes and interest payable, net of discounts of $0 at August 31, 2010 and February 28, 2010	71,754	70,129
Total current liabilities	99,208	84,470

TOTAL LIABILITIES	99,208	84,470

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at August 31, 2010 and February 28, 2010	3,107	3,107
Additional paid in capital	62,649	62,203
Deficit accumulated during the development stage	(164,398)	(147,610)
Total shareholders' deficit	(98,642)	(82,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 566	$ 2,170

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three and Six Months Ended August 31, 2010 and 2009,

And for the Period from Inception (July 28, 2008) to August 31, 2010

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,		Inception (07/28/08) to 8/31/10
	2010	2009	2010	2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Director salary	1,250	793	2,500	1,557	7,500
General and administrative	8,505	1,615	12,217	9,595	35,833
Research and development	-	-	-	-	46,500
Asset impairments	-	-	-	-	2,055
Interest	1,068	11,650	2,071	30,591	72,510
Total expenses	10,823	14,058	16,788	41,743	164,398

Net Loss	$ (10,823)	$ (14,058)	$ (16,788)	$ (41,713)	$ (164,398)

Weighted average shares outstanding	31,073,593	31,073,593	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$ -	$ -	$ -	$ -

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO AUGUST 31, 2010

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable			-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09			-	-	(92,663)	(92,663)

Balances, February 28, 2009		31,073,593	3,107	61,893	(92,663)	(27,663)

Interest imputed on related-party advances				310		310

Net loss, year ended 2/28/10			-	-	(54,947)	(54,947)

Balances, February 28, 2010		31,073,593	$ 3,107	$ 62,203	$ (147,610)	$ (82,300)

Interest imputed on related-party advances				446		446

Net loss, six months ended 8/31/10					(16,788)	(16,788)

Balances, August 31, 2010		31,073,593	$ 3,107	$ 62,649	$ (164,398)	$ (98,642)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Six Months Ended August 31, 2010 and 2009,

And for the Period from Inception (July 28, 2008) to August 31, 2010

(Unaudited)

	Six Months Ended August 31,		Inception (07/28/08) to 5/31/10
	2010	2009

OPERATING ACTIVITIES:
Net loss	$ (16,788)	$ (41,743)	$ (164,398)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	-	27,083	65,000
Amortization of intangible	-	2,472	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	446	-	756

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,125	5,065	14,445
Cash used in operating activities	(12,217)	(7,123)	(74,197)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	10,613	1,900	19,763
Cash provided by financing activities	10,613	1,900	84,763

Net decrease in cash and cash equivalents during the year	(1,604)	(5,223)	566
Cash and cash equivalents at beginning of period	2,170	5,273	-
Cash and cash equivalents at end of period	$ 566	$ 50	$ 566

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

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

Nature of Operations

During the period ended August 31, 2010, the Company is continuing to further develop a mobile unit that removes contaminants from sand.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending August 31, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2010, as reported in Form 10-K filed with the SEC on September 20, 2010.

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

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended August 31, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the six months ended August 31, 2010.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $74,197 during the period from inception (July 8, 2008) to August 31, 2010, and a working capital deficit of $98,642 at August 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of August 31, 2010 and February 28, 2010.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of August 31, 2010 and February 28, 2010.

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

Note 7 – Related Party Transactions

At August 31, 2010, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the year ended February 28, 2010, we received $9,150 from a an affiliate to pay our operating costs.  During the six months ended August 31, 2010, we received an additional $10,613 from this affiliate.

Note 8 – Subsequent Events

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

Description of Business

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

PLAN OF OPERATIONS

As of August 31, 2010, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception to August 31, 2010, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At August 31, 2010, SA Recovery Corp. had $566 remaining in cash, but we owed $99,208 in liabilities.

As of August 31, 2010, our sole asset of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On August 31, 2010, our liabilities were $99,208 which consisted of convertible notes and interest payable of $71,754, advanced from an affiliate of $19,763,  accounts payable and accrued director fees of $7,691.  We had a stockholders’ deficit of $98,642.

For the six months ended August 31, 2010, we had total expenses $16,788 versus $41,743 for the same period ended August 31, 2009.  The majority of the decrease from the previous year to the current is a reduction in interest expense  resulting from the discount on our $65,000 note payable (See Note 4 to the financial statements) being totally expensed during the year ended February 28, 2010.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended August 31, 2010.  The notes indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

12