Form 10-Q
period 2010-11-30
SA Recovery Corp.
filed 2011-01-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

Commission File Number:  000-53641

SA RECOVERY CORP.

(Exact  name of small business issuer in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3908 Minnesota St., Bartlesville OK	74006
(Address of principal executive offices	(Zip Code)

Issuer’s telephone number:  (877) 488-8380

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

As of January 14, 2011, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and outstanding.

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

15

Item 5. Other Information

15

Item 6. Exhibits

15

SIGNATURES

16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF NOVEMBER 30, 2010 AND FEBRUARY 28, 2010

	November 30, 2010 (Unaudited)	February 28, 2010
ASSETS
Current Assets
Cash	$ 585	$ 2,170
Total current assets	585	2,170

Non-current assets
Intangible – license permit, net of accumulated amortization of $10,000 and $10,000 as of November 30, 2010 and February 28, 2010, respectively	-	-
Total non-current assets	-	-

TOTAL ASSETS	$ 585	$ 2,170

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 191	$ 191 5191
Accrued director salary	8,750	5,000
Note payable – related party	28,763	9,150
Convertible notes and interest payable, net of discounts of $0 at November 30, 2010 and February 28, 2010	72,567	70,129
Total current liabilities	110,271	84,470

TOTAL LIABILITIES	110,271	84,470

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at November 30, 2010 and February 28, 2010	3,107	3,107
Additional paid in capital	63,929	62,203
Deficit accumulated during the development stage	(176,722)	(147,610)
Total shareholders' deficit	(109,686)	(82,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 585	$ 2,170

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

For the Three and Nine Months Ended November 30, 2010 and 2009,

And for the Period from Inception (July 28, 2008) to November 30, 2010

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,		Inception (07/28/08) to 11/30/10
	2010	2009	2010	2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Director salary	1,250	784	3,750	2,341	8,750
General and administrative	8,981	5,810	21,198	15,405	44,814
Research and development	-	-	-	-	46,500
Asset impairments	-	-	-	-	2,055
Interest	2,093	808	4,164	31,399	74,603
Total expenses	12,324	7,402	29,112	49,145	176,722

Net Loss	$ (12,324)	$ (7,402)	$ (29,112)	$ (49,145)	$ (176,722)

Weighted average shares outstanding	31,073,593	31,073,593	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$ -	$ -	$ -	$ -

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FROM INCEPTION (JULY 28, 2008) TO NOVEMBER 30, 2010

(Unaudited)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, July 28, 2008		-	$ -	$ -	$ -	$ -

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)	-	-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)	-	-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)	-	-

Discount on note payable			-	65,000	-	65,000
Net loss, inception (7/28/08) to 2/28/09			-	-	(92,663)	(92,663)

Balances, 2/28/09		31,073,593	3,107	61,893	(92,663)	(27,663)

Interest imputed on related-party advances				310		310

Net loss, year ended 2/28/10			-	-	(54,947)	(54,947)

Balances, 2/28/10		31,073,593	$ 3,107	$ 62,203	$ (147,610)	$ (82,300)

Interest imputed on related-party advances				1,726		1,726

Net loss, nine months ended 11/30/10					(29,112)	(29,112)

Balances, Nov 30, 2010		31,073,593	$ 3,107	$ 63,929	$ (176,722)	$ (109,686)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended November 30, 2010 and 2009,

And for the Period from Inception (July 28, 2008) to November 30, 2010

(Unaudited)

	Nine Months Ended November 30,		Inception (07/28/08) to 11/30/10
	2010	2009

OPERATING ACTIVITIES:
Net loss	$ (29,112)	$ (49,145)	$ (176,722)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	-	27,083	65,000
Amortization of intangible	-	3,750	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	1,726	-	2,036

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	6,188	6,657	16,508
Cash used in operating activities	(21,198)	(11,655)	(83,178)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	19,613	6,650	28,763
Cash provided by financing activities	19,613	6,650	93,763

Net decrease in cash and cash equivalents during the year	(1,585)	(5,005)	585
Cash and cash equivalents at beginning of period	2,170	5,273	-
Cash and cash equivalents at end of period	$ 585	$ 268	$ 585

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

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

Nature of Operations

During the period ended November 30, 2010, the Company is continuing to further develop a mobile unit that removes contaminants from sand.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending November 30, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2010, as reported in Form 10-K filed with the SEC on September 20, 2010.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of September 30, 2010, there were no cash equivalents.

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

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended November 30, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the nine months ended November 30, 2010.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $87,178 during the period from inception (July 8, 2008) to November 30, 2010, and a working capital deficit of $109,686 at November 30, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of November 30, 2010 and February 28, 2010.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of November 30, 2010 and February 28, 2010.

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

Since issuing this note, we have accrued $7,567 in interest to November 30, 2010.

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

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety and crediting “Additional Paid In Capital”.  We amortized the discount over the note’s one-year life using the effective interest method.  For the period from inception (July 28, 2008) to February 28, 2010, we have amortized the entire $65,000 discount to interest expense.

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

Note 7 – Related Party Transactions

At November 30, 2010, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the year ended February 28, 2010, we received $9,150 from an affiliate to pay our operating costs.  During the nine months ended November 30, 2010, we received an additional $19,613 from this affiliate.  During the nine months ended November 30, 2011, we have imputed $1,726 of interest expense on these advances from an affiliate, charging interest expense with that amount and crediting Additional Paid in Capital.

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

PLAN OF OPERATIONS

As of November 30, 2010, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since Inception to November 30, 2010, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At November 30, 2010, SA Recovery Corp. had $585 remaining in cash, but we owed $110,271 in liabilities.

As of November 30, 2010, our sole focus is that of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On November 30, 2010, our liabilities were $110,271 which consisted of convertible notes and interest payable of $72,567, advanced from an affiliate of $28,763,  accounts payable and accrued director fees of $8,941.  We had a stockholders’ deficit of $109,686.

For the nine months ended November 30, 2010, we had total expenses $29,112 versus $49,145 for the same period ended November 30, 2009.  The majority of the decrease from the previous year to the current is a reduction in interest expense resulting from the discount on our $65,000 note payable (See Note 4 to the financial statements) being totally expensed during the year ended February 28, 2010.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended November 30, 2010.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

On April 27, 2009, the Company filed a Form 10-12g General Form for Registration of Securities..  As of the date of this filing, the Company still has unresolved comments/questions regarding the Company’s Form 10-12g.  The Company filed its latest response to comments/questions on January 6, 2011.  The Company will continue to have unresolved comments/questions until such time that the Company receives a letter from the SEC indicating that they have no additional comments/questions regarding the Company’s Registration Statement.

Item 6. Exhibits

Exhibit 31

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities and Exchange Act of 1934.

Exhibit 32

 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: January 14, 2011
James Ditanna

15