Form 10-Q
period 2011-05-31
SA Recovery Corp.
filed 2011-07-07
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of June 30, 2011, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and outstanding.

SA RECOVERY CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Note 1 –Basis of Presentation

Item 2. Management's Discussion And Analysis Or Plan Of Operation

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Item 4.  Controls And Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A.  Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

	05/31/11 (Unaudited)	02/28/11

ASSETS
Current Assets
Cash	$1,761	$2,238
Total current assets	1,761	2,238

TOTAL ASSETS	1,761	2,238

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,351	$7,450
Accrued director salary	11,250	10,000
Note payable - related party	39,375	33,375
Convertible notes and interest payable	74,192	73,379

Total current liabilities	129,168	124,204

TOTAL LIABILITIES	129,168	124,204

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at May 31, 2011 and February 28, 2011	3,107	3,107
Additional paid in capital	65,172	64,504
Deficit accumulated during the development stage	(195,686)	(189,577)
Total shareholders' deficit	(127,407)	(121,966)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,761	$2,238

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS  OF OPERATIONS

 (Unaudited)

	Three Months Ended May 31,		Inception (07/28/08) to 5/31/11
	2011	2010

REVENUES	$-	$-	$-

EXPENSES
Director salary	1,250	1,250	11,250
General and administrative	3,378	3,712	58,410
Research and development	-	-	46,500
Asset impairments	-	-	2,055
Interest	1,481	1,003	77,471
Total expenses	6,109	5,965	195,686

Net Loss	$(6,109)	$(5,965)	$(195,686)

Weighted average shares outstanding	31,073,593	31,073,593
Loss per share (basic and fully diluted)	-	-

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

 (Unaudited)

	Date	Capital Stock		Additional Paid In Capital		Accumulated Loss	Total
		Shares	Amount

Balances, 7/28/08		-	-	-		-	-

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	$1	$(1)	$		$-
Founders' shares	07/28/08	31,000,000	3,100	(3,100)			-
Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)			-
Discount on note payable				65,000			65,000
Net loss, inception (7/28/08) to 2/28/09						(92,663)	(92,663)
Balances, 2/28/09		31,073,593	3,107	61,893		(92,663)	(27,663)

Interest imputed on related party advances				310			310
Net loss, year ended 2/28/10						(54,947)	(54,947)
Balances, 2/28/10		31,073,593	$3,107	$62,203		$(147,610)	$(82,300)

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

 (Unaudited)

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				2,301		2,301
Net loss, year ended 2/28/11					(41,967)	(41,967)
Balances, 2/28/11		31,073,593	3,107	64,504	(189,577)	(121,966)

Interest imputed on related party advances				668		668
Net loss, quarter ended 5/31/11					(6,109)	(6,109)
Balances, 5/31/11		31,073,593	$3,107	$65,172	$(195,686)	$(127,407)

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Quarter Ended May 31,		Inception (07/28/08) to 5/31/11
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(6,109)	$(5,965)	$(195,686)

Adjustments to reconcile net loss to cash flows from operations:
Amortization of discount on note payable	-	-	65,000
Amortization of intangible	-	-	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	668	190	3,279

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,036)	2,063	24,793
Cash used in operating activities	(6,477)	(3,712)	(92,614)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-		65,000
Proceeds from related-party note payable	6,000	2,000	39,375
Cash provided by financing activities	6,000	2,000	104,375

Net increase in cash and cash equivalents during the year	(477)	(1,712)	1,761
Cash and cash equivalents at beginning of period	2,238	2,170	-
Cash and cash equivalents at end of period	$1,761	$458	$1,761

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

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

Our common stock is traded is traded on OTC Markets under the symbol “SARY”.

Nature of Operations

During the period ended May 31, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.   However, we have not obtained any additional capital to modify the unit for commercial use.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending May 31, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2011, as reported in Form 10-K filed with the SEC on June 17, 2011.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of May 31, 2011, there were no cash equivalents.

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

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended May 31, 2011. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the three months ended May 31, 2011.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $92,614 during the period from inception (July 8, 2008) to May 31, 2011, and a working capital deficit of $127,407 at May 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of May 31, 2011 and February 28, 2011.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of May 31, 2011 and February 28, 2011.

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

Since issuing this note, we have accrued $9,192 in interest to May 31, 2011.

On July 28, 2009, the maturity date of this note payable was extended until February 28, 2011.  As of the date of the filing of this report, this note is in default.

Note 5 – Commitments and Contingencies

We have no outstanding commitments for office rental or other obligations for which we would require payout disclosures.

Note 6 – Related Party Transactions

At May 31, 2011, the Company owes $191 to a related party for expenses paid on behalf of the Company.

During the years ended February 28, 2011 and 2010, we received $20,700 and $9,150, respectively, from an affiliate to pay our operating costs.  During the three months ended May 31, 2011, we received an additional $6,000 from this affiliate.  During the three months ended May 31, 2011, we have imputed $668 of interest expense on these advances from an affiliate, charging interest expense with that amount and crediting Additional Paid in Capital.

Note 7 – Subsequent Events

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

PLAN OF OPERATIONS

As of May 31, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to May 31, 2011.

The plan of operation for the next 12 months is either to seek approximately $160,000 to address the technical problems with the Mobile Unit, to undertake other business activities, or to merge with another operating company.

Because the Company lacks funds, it may be necessary for officers, directors and shareholders to advance funds to the Company and to accrue expenses for Exchange Act compliance costs until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as the Company generates sufficient revenue to pay expenses. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

LIQUIDITY AND CAPITAL RESOURCES

From Inception to May 31, 2011, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At May 31, 2011, SA Recovery Corp. had $1,761 remaining in cash, but we owed $129,168 in liabilities.

As of May 31, 2011, our sole focus is that of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On May 31, 2011, our liabilities were $129,168 which consisted of convertible notes and interest payable of $74,192, advanced from an affiliate of $39,375,  accounts payable of $4,351 and accrued director fees of $11,250.  We had a stockholders’ deficit of $129,407.

Results of Operations – Three Months Ended May 31, 2011 versus 2010

For the three months ended May 31, 2011, we had total expenses $6,109 versus $5,965 for the same period ended May 31, 2010, virtually unchanged.  Our general and administrative expenses consist mainly of Exchange Act costs.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended May 31, 2011.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

SA Recovery is not currently a party to any legal proceeding.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since February 28, 2011.  See risk factors, within our Form 10-K filed June 17, 2011.

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

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: July 10, 2011
James Ditanna

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith