Form 10-K/A
period 2011-02-28
SA Recovery Corp.
filed 2011-07-11
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K/A

___________________

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

Commission File Number: 000-53641

SA RECOVERY CORP.

(Name of small business issuer in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3908 Minnesota St., Bartlesville, OK 74006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 13, 2011, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and  outstanding.

TABLE OF CONTENTS

PART I.

4

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

6

ITEM 1B. UNRESOLVED STAFF COMMENTS

12

ITEM 2. PROPERTIES

12

ITEM 3. LEGAL PROCEEDINGS

12

PART II

12

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  12

ITEM 6. SELECTED FINANCIAL DATA

14

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  28

PART 9A. CONTROLS AND PROCEDURES

28

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

29

ITEM 11.  EXECUTIVE COMPENSATION

30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

31

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

31

PART IV

31

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

PART I.  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events, or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements

ITEM 1.  BUSINESS

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

On July 28, 2008, the Company purchased the Sand Extraction Prototype I [herein referred to as “Prototype Unit”] from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Prototype Unit is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000 that granted the Company the exclusive right to make, use, and ultimately sell Mobile Units of the Prototype Unit.  On August 1, 2010, the parties mutually agreed not to renew the License Agreement.  The parties originally entered the License Agreement under the expectation that the Prototype Unit could be readily fabricated and sold as a Mobile Unit.  The parties have since discovered that the Prototype Unit did not perform as anticipated.  As a result of the cancellation of the License Agreement, the Company has no obligation to pay a royalty fee on any future development of the Prototype Unit.

As of the date of this 10K, the development of the Mobile Unit is not complete. Since 2008, the Prototype Unit has faced multiple problems, such as leaking under pressure, overly complex and clogging of the valves from the sand.  The Company is currently seeking additional funding to further finance additional modifications to the Unit to attempt to address the current problems.

In December, 2010, upon ceasing attempts to seek financing to rectify the problems with the Mobile Unit, we became a company with minimal assets and operations.   As such, management has concluded that we are a shell company as defined in Rule 12b-2 of the Exchange Act.

Prior Parent Company:

On July 28, 2008, all officers and Directors of AMS were replaced by James Ditanna as the sole officer and Director.  In addition, the Company underwent a 1/670 reverse stock split that reduced the number of outstanding shares of common stock to 15,000.  Concurrently, the Company’s former operations of nutritional supplements were sold to a third party competitor.  As part of the Plan, the third party purchaser was allowed to keep the name “AMS Health Sciences, Inc.”.  As a result, AMS was required to implement a name change to Jacob Acquisition Corp.  All proceeds from the sale of the former operations of AMS went directly to the Liquidating Trust established by the Bankruptcy.  Pursuant to the Plan, on July 28, 2008, AMS Health issued 25,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 6,000,000 shares of restricted shares of common stock to four investors; issued 50,000 shares of common stock to the Bankruptcy Trustee; and 100 shares of common stock to each allowed class 6 and class 7 claim holder approved by the Bankruptcy Trustee.  AMS did not receive any of the proceeds from the sale of the business or issuance of stock.  All proceeds were directed to the Liquidating Trustee to be used for the benefit of the creditors.

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

ITEM 1A.  RISK FACTORS

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

As of our fiscal period ended February 28, 2011 and 2010, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We are operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We have experienced operating losses since our inception and our auditors have indicated uncertainty concerning our ability to continue operations as a going concern.

From inception (July 28, 2008) to the year ended February 28, 2011, we have incurred accumulated net losses of $189,577.  We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future.  We have a working capital deficit of $121,966 at February 28, 2011, so our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations.  If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

Our Internal Controls Over Financial Reporting May Be Inadequate

Our management is required to assess the adequacy of our internal control over financial reporting.  In this report on Form 10-K/A and in our report on Form 10-K, as amended, as of February 28, 2010, we deemed our internal controls over financial reporting inadequate.  In the future, our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act.  We may incur additional costs in order to improve our internal control over financial reporting and comply with

Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.  Ultimately, our efforts may not be adequate to comply with the requirements of Section 404.  If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may not be able to report financial information on a timely basis and may suffer adverse regulatory consequences, among other things.

The changes necessitated by becoming a public company will require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources.  As a result, our management’s attention might be diverted from other business concerns.  In addition, we might not be successful in implementing and maintaining controls and procedures that comply with applicable requirements.  If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

We have incurred net operating losses of $189,577 from our inception through February 28, 2011, and our chances of reaching significant operations are remote.

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

Our success will be largely dependent upon the continued employment of James Ditanna, our President and Chief Executive Officer, and who has prior experience as an executive officer of a publicly-traded company.  Mr. Ditanna agreed to serve as the sole officer and director for a two year period that expires on July 28, 2010.   The loss of Mr. Ditanna could have a material adverse effect on the implementation of our business plan.  It is possible that Mr. Ditanna will terminate his employment with us

Our success depends in large part on our current key personnel and our ability to attract and retain additional key personnel, which we may or may not be able to do.

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

For example, our articles of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock of which 5,000,000 are available for issuance. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance shares of preferred stock with superior voting rights to shares of common stock, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving SA Recovery Corp., as well as the removal of management, even if such events would be beneficial to the interests of SA Recovery Corp.’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock. The issuance of any preferred stock could diminish the rights of holders of our common stock and therefore, could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent, or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

In addition, IACE’s substantial ownership positions and right to elect one member to the board of directors may have the effect of delaying, deferring, or preventing a change in control of our company, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not own or rent any real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

   PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTC Markets under the symbol “SARY”. As of October 26, 2010, the bid price of the Company’s shares was $.07 per share (last sale of common stock occurred  October 26, 2010.)

The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Quarter Ended	High	Low	Shares Traded
05/31/09	$2.10	$2.10	-
08/31/09	2.10	0.10	321
11/30/09	0.10	0.10	-
02/28/10	0.10	0.10	-
05/31/10	0.10	0.10	160
08/31/10	0.10	0.07	100
11/30/10	0.07	0.05	188
02/28/11	0.07	0.05	-

Holders of Our Common Stock

As of February 28, 2011, we had 258 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

Overview

Results of Operations

Liquidity and Capital Resources

At February 28, 2011, SA Recovery Corp. had $2,238 in cash and no other assets.  Our activities currently consist principally of keeping the Company current with our Exchange Act filings.  These costs have been met by cash loans by our principal shareholder..

For the year ended February 28, 2011, the Company had an operating loss of $41,967.

Plan of Operation

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SA Recovery Corp.

We have audited the accompanying Balance Sheets of SA Recovery Corp., (a Development Stage Enterprise), as of February 28, 2011 and 2010, respectively, and the related Statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for the years then ended and the period from July 28, 2008 (inception) through February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SA Recovery Corp. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com

Houston, TX

May 31, 2011

SA RECOVERY CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Our financial statements included in this Form 10-K/A are as follows:

F-1	Balance Sheets as of February 28, 2011 and 2010;

F-2	Statements of Operations for the years ended February 28, 2011 and 2010 and the period from July 28, 2008 (inception) to February 28, 2011;

F-3	Statements of Cash Flows for the years ended February 28, 2011 and 2010 and the period from July 28, 2008 (inception) to February 28, 2011;

F-4	Statement of Stockholder’s Deficit from inception (July 28, 2008) through February 28, 2011;

F-5	Notes to Financial Statements.

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	Year Ended February 28,
	2011	2010

ASSETS
Current Assets
Cash	$2,238	$2,170
Total current assets	2,238	2,170

TOTAL ASSETS	2,238	2,170

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,450	$191
Accrued director salary	10,000	5,000
Note payable - related party	33,375	9,150
Convertible notes and interest payable	73,379	70,129

Total current liabilities	124,204	84,470

TOTAL LIABILITIES	124,204	84,470

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at November 30, 2010 and February 28, 2010	3,107	3,107
Additional paid in capital	64,504	62,203
Deficit accumulated during the development stage	(189,577)	(147,610)
Total shareholders' deficit	(121,966)	(82,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,238	$2,170

The accompanying notes are an integral part of these financial statements.

F1

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	Year Ended February 28,		Inception (07/28/08) to 2/28/11
	2011	2010

REVENUES	$-	$-	$-

EXPENSES
Director salary	5,000	3,117	10,000
General and administrative	31,416	17,253	55,032
Research and development	-		46,500
Asset impairments	-	2,055	2,055
Interest	5,551	32,522	75,990
Total expenses	41,967	54,947	189,577

Net Loss	$(41,967)	$(54,947)	$(189,577)

Weighted average shares outstanding	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$-	$-

The accompanying notes are an integral part of these financial statements.

F2

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	Year Ended February 28,		Inception (07/28/08) to 2/28/11
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(41,967)	$(54,947)	$(189,577)

Adjustments to reconcile net loss to cash flows from operations:
Amortization of discount on note payable	-	27,083	65,000
Amortization of intangible	-	5,000	7,945
Asset impairment	-	2,055	2,055
Interest imputed on related-party note	2,301	310	2,611

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	15,509	8,246	25,829
Cash used in operating activities	(24,157)	(12,253)	(86,137)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	24,225	9,150	33,375
Cash provided by financing activities	24,225	9,150	98,375

Net increase in cash and cash equivalents during the year	68	(3,103)	2,238
Cash and cash equivalents at beginning of period	2,170	5,273	-
Cash and cash equivalents at end of period	$2,238	$2,170	$2,238

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

F3

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 28, 2011

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, 7/28/08		-	$-	$-	$-	$-

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)		-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)		-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)		-

Discount on note payable				65,000		65,000

Net loss, inception (7/28/08) to 2/28/09					(92,663)	(92,663)

Balances, 2/28/09		31,073,593	3,107	61,893	(92,663)	(27,663)

The accompanying notes are an integral part of these financial statements.

F4

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 28, 2011

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				310		310

Net loss, year ended 2/28/10					(54,947)	(54,947)

Balances, February 28, 2010		31,073,593	3,107	62,203	(147,610)	(82,300)

Interest imputed on related party advances				2,301		2,301

Net loss, year ended 2/28/11					(41,967)	(41,967)

Balances, 2/28/11		31,073,593	$3,107	$64,504	$(189,577)	$(121,966)

F5

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

However, in December, 2010, upon ceasing attempts to seek financing to rectify certain problems with the Mobile Unit, we became a company with minimal assets and operations.   As such, management has concluded that we are a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Cash and Cash Equivalents:  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of February 28, 2011 and 2010, there were no cash equivalents.

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

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectability is reasonable assured.  Since our inception on July 28, 2008 to our fiscal year ended February 28, 2011, SA Recovery had no revenues.

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

Fair Value of Financial Instruments:   ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $86,137 for the period from inception (July 8, 2008) to February 29, 2011, and a working capital deficit of $121,966 at February 28, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495 million shares of common stock.  At February 28, 2011, we have issued 31,073,593 shares, all of which have been treated for accounting purposes as founders’ shares.

Preferred Stock

We are authorized to issue up to 5 million shares of preferred stock.  At February 28, 2011, none of these shares has been issued and none is outstanding.

Potentially Dilutive Securities

As is discussed in Note 4, On August 1, 2008, we issued a $65,000 note payable which, at the option of the holder, may be converted to 2 million shares of common stock.

Note 4 – Notes Payable

On August 1, 2008, the Company borrowed $65,000 for working capital purposes and we issued a one-year note payable.  The note matured on August 1, 2009 and bears interest at 5% per year.  The holder has the right, with proper notice to convert the note into two-million shares of common stock.

On July 28, 2009, the maturity date of this note payable was extended until February 28, 2011.  As of the date of the filing of this report, the promissory note is in default.

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

Related-Party Note Payable

For the years ended February 28, 2011 and 2010, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 28, 2011, this affiliate paid $3,525 of our operating expenses which have been added to the balance of the note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

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

Note 7 – Related-Party Transactions

As is discussed in Note 4, we borrowed funds from an affiliate to pay operating expenses.

Note 8 – License Agreement with CGL Holdings, LLC

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

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  The Company accounts for income taxes pursuant to ASC 740 – Income Taxes.

At February 28, 2011 and 2010 the Company had approximately $187,276 and $147,300 respectively  in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2023.  The resulting deferred taxes assets (shown in the table below) have been fully reserved because of the uncertainty of realizing the benefits of such assets.

Deferred tax asset and the valuation account are as follows:

	February 28,
	2011	2010

Deferred tax asset	$63,674	$50,082
Valuation allowance	(63,674)	(50,082)
Net deferred tax asset	$-	$-

Note 10 – Subsequent Events

We have evaluated subsequent events through the date of this report.  No subsequent events have been noted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

   DISCLOSURE

None.

PART 9A.  CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of February 28, 2011 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

Management has determined that the Company did not maintain adequate controls in the following areas:

As of February 28, 2011, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of February 28, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of February 28, 2011, effective controls over impairment transactions were not maintained. Specifically, controls were not designed and in place to ensure that impairments were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2011.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of February 28,2011.

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

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

James Ditanna, President and Sole Director	2011	$ -	$ -	$ -	$ -	$ -	$ -
	2010	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the years ended February 28, 2011 and 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

James Ditanna as the sole director and executive officer does not own any SA Recovery Corp. common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

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

For the years ended February 28, 2011 and 2010, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 28, 2011, this affiliate paid $3,525 of our operating expenses which have been added to the balance his promissory note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for the audit of our annual  financial statements was $10,150 and $8,500 for fiscal years ended February 28, 2011 and 2010, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: July 11, 2011	By:	SA RECOVERY CORP. /s/ James A. Ditanna James A. Ditanna President, Chief Executive Officer and Sole Director

30