Form 10-Q
period 2011-08-31
SA Recovery Corp.
filed 2011-10-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

SA RECOVERY CORP.

(Exact name of registrant as specified in its charter)

Oklahoma	000-53641	26-3090646
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3908 Minnesota St., Bartlesville OK 74006

(Address of Principal Executive Offices)

_______________

(877) 488-8380

(Issuer Telephone number)

_______________

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☑

The number of shares outstanding of the Registrant’s common stock as of October 13, 2011, was 31,073,593 shares of common stock.

SA RECOVERY CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

2

Item 1. Financial Statements

2

Note 1 –Basis of Presentation

2

Item 2. Management's Discussion And Analysis Or Plan Of Operation

2

Item 3. Quantitative And Qualitative Disclosures About Market Risk

2

Item 4.  Controls And Procedures

2

PART II - OTHER INFORMATION

2

Item 1. Legal Proceedings

2

Item 1A.  Risk Factors

2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2

Item 3. Defaults Upon Senior Securities

2

Item 4. Submission of Matters to a Vote of Securities Holders

2

Item 5. Other Information

2

Item 6. Exhibits

2

SIGNATURES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

	08/31/11 (Unaudited)	02/28/11

ASSETS
Current Assets
Cash	$2,579	$2,238
Total current assets	2,579	2,238

TOTAL ASSETS	2,579	2,238

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$191	$7,450
Accrued director salary	12,500	10,000
Note payable - related party	49,375	33,375
Convertible notes and interest payable	75,004	73,379

Total current liabilities	137,070	124,204

TOTAL LIABILITIES	137,070	124,204

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at August 31, 2011 and February 28, 2011	3,107	3,107
Additional paid in capital	66,159	64,504
Deficit accumulated during the development stage	(203,757)	(189,577)
Total shareholders' deficit	(134,491)	(121,966)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,579	$2,238

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

 (Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,		Inception (07/28/08) to 8/31/11
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Director salary	2,500	2,500	1,250	1,250	12,500
General and administrative	8,400	12,217	5,022	8,505	63,432
Research and development	-	-	-	-	46,500
Asset impairments	-	-	-	-	2,055
Interest	3,280	2,071	1,799	1,068	79,270
Total expenses	14,180	16,788	8,071	10,823	203,757

Net Loss	$(14,180)	$(16,788)	$(8,071)	$(10,823)	$(203,757)

Weighted average shares outstanding	31,073,593	31,073,593	31,073,593	31,073,593
Loss per share (basic and fully diluted)	-	-	-	-

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

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

 (Unaudited)

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				2,301		2,301
Net loss, year ended 2/28/11					(41,967)	(41,967)
Balances, 2/28/11		31,073,593	3,107	64,504	(189,577)	(121,966)

Interest imputed on related party advances				1,655		1,655
Net loss, six months ended 8/31/11					(14,180)	(14,180)
Balances, 8/31/11		31,073,593	$3,107	$66,159	$(203,757)	$(134,491)

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended August 31,		Inception (07/28/08) to 8/31/11
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(14,180)	$(16,788)	$(203,757)

Adjustments to reconcile net loss to cash flows from operations:
Amortization of discount on note payable	-	-	65,000
Amortization of intangible	-	-	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	1,655	446	4,266

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(3,134)	4,125	22,695
Cash used in operating activities	(15,659)	(12,217)	(101,796)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-		65,000
Proceeds from related-party note payable	16,000	10,613	49,375
Cash provided by financing activities	16,000	10,613	114,375

Net increase in cash and cash equivalents during the year	341	(1,604)	2,579
Cash and cash equivalents at beginning of period	2,238	2,170	-
Cash and cash equivalents at end of period	$2,579	$566	$2,579

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

Nature of Operations

During the period ended August 31, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.   However, we have not obtained any additional capital to modify the unit for commercial use.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending August 31, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2011, as reported in Form 10-K filed with the SEC on June 17, 2011 as amended by our Form 10-K/A filed on July 11, 2011.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of August 31, 2011, there were no cash equivalents.

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

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended August 31, 2011. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the three months ended August 31, 2011.

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

Recent Accounting Pronouncements

In February, 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $101,796 during the period from inception (July 8, 2008) to August 31, 2011, and a working capital deficit of $134,491 at August 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of August 31, 2011 and February 28, 2011.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of August 31, 2011 and February 28, 2011.

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

Since issuing this note, we have accrued $10,004 in interest to August 31, 2011.

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

During the years ended February 28, 2011 and 2010, we received $20,700 and $9,150, respectively, from an affiliate to pay our operating costs.  During the six months ended August 31, 2011, we received an additional $16,000 from this affiliate.  During the six months ended August 31, 2011, we have imputed $1,655 of interest expense on these advances from an affiliate, charging interest expense with that amount and crediting Additional Paid in Capital.

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

PLAN OF OPERATIONS

As of August 31, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to August 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

From Inception to August 31, 2011, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At August 31, 2011, SA Recovery Corp. had $2,579 remaining in cash, but we owed $137,070 in liabilities.

As of August 31, 2011, our sole focus is that of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On August 31, 2011, our liabilities were $137,070 which consisted of convertible notes and interest payable of $75,004, advanced from an affiliate of $49,375, accounts payable of $191 and accrued director fees of $12,500.  We had a stockholders’ deficit of $134,491.

Results of Operations – Six Months Ended August 31, 2011 versus 2010

For the three months ended August 31, 2011, we had total expenses $8,071 versus $10,823 for the same period ended August 31, 2010.  This change was due to fluctuations in the timing of our Exchange Act Cost services.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended August 31, 2011.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: October 13, 2011
James Ditanna

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

14