Form 10-Q
period 2011-11-30
SA Recovery Corp.
filed 2012-01-17
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No

The number of shares outstanding of the Registrant’s common stock as of January 13, 2012, was 31,073,593 shares of common stock.

2

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

2

Item 3. Defaults Upon Senior Securities

2

Item 4. Submission of Matters to a Vote of Securities Holders

2

Item 5. Other Information

2

Item 6. Exhibits

2

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SA RECOVERY CORP.

(A Development Stage Enterprise)

BALANCE SHEETS

	11/30/11 (Unaudited)	02/28/11

ASSETS
Current Assets
Cash	$1,037	$2,238
Total current assets	1,037	2,238

TOTAL ASSETS	1,037	2,238

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$491	$7,450
Accrued director salary	13,750	10,000
Note payable - related party	49,375	33,375
Convertible notes and interest payable	75,817	73,379

Total current liabilities	139,433	124,204

TOTAL LIABILITIES	139,433	124,204

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at November 30, 2011 and February 28, 2011	3,107	3,107
Additional paid in capital	67,467	64,504
Deficit accumulated during the development stage	(208,970)	(189,577)
Total shareholders' deficit	(138,396)	(121,966)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,037	$2,238

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

 (Unaudited)

	Nine months Ended November 30,		Three Months Ended November 30,		Inception (07/28/08) to 11/30/11
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Director salary	3,750	3,750	1,250	1,250	13,750
General and administrative	10,242	21,198	1,842	8,981	65,274
Research and development	-	-	-	-	46,500
Asset impairments	-	-	-	-	2,055
Interest	5,401	4,164	2,121	2,093	81,391
Total expenses	19,393	29,112	5,213	12,324	208,970

Net Loss	$(19,393)	$(29,112)	$(5,213)	$(12,324)	$(208,970)

Weighted average shares outstanding	31,073,593	31,073,593	31,073,593	31,073,593
Net loss per shares, basic and fully diluted	$-	$-	$-	$-

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

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENT OF SHAREHOLDERS’ DEFICIT

 (Unaudited)

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				2,301		2,301
Net loss, year ended 2/28/11					(41,967)	(41,967)
Balances, 2/28/11		31,073,593	3,107	64,504	(189,577)	(121,966)

Interest imputed on related party advances				2,963		2,963
Net loss, nine months ended 11/30/11					(19,393)	(19,393)
Balances, 11/30/11		31,073,593	$3,107	$67,467	$(208,970)	$(138,396)

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

SA RECOVERY CORP.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Quarter Ended November 30,		Inception (07/28/08) to 11/30/11
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(19,393)	$(29,112)	$(208,970)

Adjustments to reconcile net loss to cash flows from operations:
Amortization of discount on note payable	-	-	65,000
Amortization of intangible	-	-	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	2,963	1,726	5,574

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(771)	6,188	25,058
Cash used in operating activities	(17,201)	(21,198)	(103,338)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-		65,000
Proceeds from related-party note payable	16,000	19,613	49,375
Cash provided by financing activities	16,000	19,613	114,375

Net increase in cash and cash equivalents during the year	(1,201)	(1,585)	1,037
Cash and cash equivalents at beginning of period	2,238	2,170	-
Cash and cash equivalents at end of period	$1,037	$585	$1,037

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

Nature of Operations

During the period ended November 30, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.   However, we have not obtained any additional capital to modify the unit for commercial use.

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

Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending November 30, 2011.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended February 28, 2011, as reported in Form 10-K filed with the SEC on June 17, 2011 as amended by our Form 10-K/A filed on July 11, 2011.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of November 30, 2011, there were no cash equivalents.

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

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectability is reasonably assured.  Since our inception on July 28, 2008, SA Recovery has had no revenues.

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

We adopted the guidance of ASC 718 using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended November 30, 2011. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 requires a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt ASC 718 using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: ASC 825 – Financial Instruments  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the nine months ended November 30, 2011.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $103,338 during the period from inception (July 8, 2008) to November 30, 2011, and a working capital deficit of $138,396 at November 30, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495,000,000 shares of common stock at $.0001 par value with 31,073,593 issued as of November 30, 2011 and February 28, 2011.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock at $.0001 par value with no preferred shares issued as of November 30, 2011 and February 28, 2011.

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

Since issuing this note, we have accrued $10,817 in interest to November 30, 2011.  We have not paid any interest or principal on this note. As of the date of the filing of this report, this note is in default.

Note 5 – Commitments and Contingencies

We have no outstanding commitments for office rental or other obligations for which we would require payout disclosures.

Note 6 – Related Party Transactions

During the nine months ended November 30, 2011, we received $16,000 in cash from a related party to pay operating costs and imputed $2,963 on related party advances which is included in Additional Paid in Capital.

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

PLAN OF OPERATIONS

As of November 30, 2011, the Company is continuing to further develop a mobile unit that removes contaminants from sand.    The company did not have any sales or leases of the unit during the period from inception (July 28, 2008) to November 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception to November 30, 2011, we have funded most of our operational expenses from advances from our majority shareholder, IACE Investments Two, Inc. and from a convertible loan for $65,000 from an unrelated party. At November 30, 2011, SA Recovery Corp. had $1,037 remaining in cash, but we owed $139,433 in liabilities.

As of November 30, 2011, our sole focus is that of a Prototype Unit that was purchased in 2008 for the sum of $15,000.  The Company has been attempting to further develop the Prototype Unit into a Mobile Unit that can be outfitted onto a semi-truck trailer.  On November 30, 2011, our liabilities were $139,433 which consisted of convertible notes and interest payable of $75,817, advanced from an affiliate of $49,375, accounts payable of $491 and accrued director fees of $13,750.  We had a stockholders’ deficit of $208,970.

Results of Operations – Three  Months Ended November 30, 2011 versus 2010

For the three months ended November 30, 2011, we had total expenses $5,213 versus $12,324 for the same period ended November 30, 2010.  This change was due to fluctuations in the timing of our Exchange Act Cost services.

Results of Operations – Nine months Ended November 30, 2011 versus 2010

Our total expenses were $19,393 for the nine months ended November 30, 2011 versus $29,112 for the same period in 2010 due to a reduction in our Exchange Act compliance costs resulting from less operating activity.

Interest expense was $5,401 for the nine months ended November 30, 2011 versus $4,164 for the same period in 2010.  The increase is due to higher debt levels.

The Company will require additional capital to fund operations of developing a Mobile Unit that is capable or removing contaminants from sand., unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended November 30, 2011.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SA RECOVERY CORP.

By: /s/ James Ditanna	Chief Executive Officer, Chief Financial Officer	Dated: January 13, 2012
James Ditanna

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

STATUS

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

17