Form 10-K
period 2012-02-29
SA Recovery Corp.
filed 2012-06-12
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 11, 2012, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and  outstanding.

TABLE OF CONTENTS

PART I.

ITEM 1. BUSINESS

4

ITEM 1A. UNRESOLVED STAFF COMMENTS

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

31

SIGNATURES

32

PART I.  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events, or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.

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

As of the date of this 10-K, the development of the Mobile Unit is not complete. Since 2008, the Prototype Unit has faced multiple problems, such as leaking under pressure, overly complex and clogging of the valves from the sand.  The Company is currently seeking additional funding to further finance additional modifications to the Unit to attempt to address the current problems.

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

Holders of Our Common Stock

As of February 29, 2012, we had 258 shareholders of our common stock.

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

Overview

Results of Operations

Liquidity and Capital Resources

At February 29, 2012, SA Recovery Corp. had $737 in cash and no other assets.  Our activities currently consist principally of keeping the Company current with our Exchange Act filings.  These costs have been met by cash loans by our principal shareholder.

For the year ended February 29, 2012, the Company had an operating loss of $24,930.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SA Recovery Corp.

We have audited the accompanying Balance Sheets of SA Recovery Corp., (a Development Stage Enterprise), as of February 29, 2012 and February 28, 2011, respectively, and the related Statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for the years then ended and the period from July 28, 2008 (inception) through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SA Recovery Corp. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com

Houston, TX

June 11, 2012

SA RECOVERY CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Our financial statements included in this Form 10-K are as follows:

Report of Independent Registered Public Accounting Firm

F-1	Balance Sheets as of February 29, 2012 and February 28, 2011;

F-2	Statements of Operations for the years ended February 29, 2012 and February 28, 2011 and the period from July 28, 2008 (inception) to February 29, 2012;

F-3	Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011 and the period from July 28, 2008 (inception) to February 29, 2012;

F-4	Statement of Stockholder’s Deficit from inception (July 28, 2008) through February 29, 2012;

F-5	Notes to Financial Statements.

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	Year Ended,
	Feb 29, 2012	Feb 28, 2011

ASSETS
Current Assets
Cash	$737	$2,238
Total current assets	737	2,238

TOTAL ASSETS	$737	$2,238

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,679	$7,450
Accrued director salary	15,000	10,000
Note payable - related party	49,375	33,375
Convertible notes and interest payable – in default	76,629	73,379

Total current liabilities	143,683	124,204

TOTAL LIABILITIES	143,683	124,204

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at February 29, 2012 and February 28, 2011	3,107	3,107
Additional paid in capital	68,454	64,504
Deficit accumulated during the development stage	(214,507)	(189,577)
Total shareholders' deficit	(142,946)	(121,966)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$737	$2,238

The accompanying notes are an integral part of these financial statements.

F1

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	Year Ended		Inception (07/28/08) to 2/29/12
	Feb 29, 2012	Feb 28, 2011

REVENUES	$-	$-	$-

EXPENSES
Director salary	5,000	5,000	15,000
General and administrative	12,730	31,416	67,762
Research and development	-		46,500
Asset impairments	-	-	2,055
Interest	7,200	5,551	83,190
Total expenses	24,930	41,967	214,507

Net Loss	$(24,930)	$(41,967)	$(214,507)

Weighted average shares outstanding	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$-	$-

The accompanying notes are an integral part of these financial statements.

F2

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	Year Ended		Inception (07/28/08) to 2/29/12
	Feb 29, 2012	Feb 28, 2011

OPERATING ACTIVITIES:
Net loss	$(24,930)	$(41,967)	$(214,507)

Adjustments to reconcile net loss to cash flows from (used in) operations:
Amortization of discount on note payable	-	-	65,000
Amortization of intangible	-	-	7,945
Asset impairment	-	-	2,055
Interest imputed on related-party note	3,950	2,301	6,561

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,479	15,509	29,308
Cash used in operating activities	(17,501)	(24,157)	(103,638)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	16,000	24,225	49,375
Cash provided by financing activities	16,000	24,225	114,375

Net increase in cash and cash equivalents during the year	(1,501)	68	737
Cash and cash equivalents at beginning of period	2,238	2,170	-
Cash and cash equivalents at end of period	$737	$2,238	$737

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

F3

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 29, 2012

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

The accompanying notes are an integral part of these financial statements

F4

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 29, 2012

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				310		310

Net loss, year ended 2/28/10					(54,947)	(54,947)

Balances, 02/28/10		31,073,593	3,107	62,203	(147,610)	(82,300)

Interest imputed on related party advances				2,301		2,301

Net loss, year ended 2/28/11					(41,967)	(41,967)

Balances, 2/28/11		31,073,593	$3,107	$64,504	$(189,577)	$(121,966)

Interest imputed on related party advances				3,950		3,950

Net loss, year ended 2/29/12					(24,930)	(24,930)

Balances, 2/29/12		31,073,593	$3,107	$68,454	$(214,507)	$(142,946)

The accompanying notes are an integral part of these financial statements

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

Cash and Cash Equivalents:  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of February 29, 2012 and February 28, 2011, there were no cash equivalents.

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

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectability is reasonable assured.  Since our inception on July 28, 2008 to our fiscal year ended February 29, 2012, SA Recovery had no revenues.

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

Fair Value Measurements:   The Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” at inception.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. FASB ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new faire value measurements.  FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FASB ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1.  Observable inputs such as quoted market prices in active markets.

•

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments,” became effective for the Company on July 28, 2008.  FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments an certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date.  Fo the year ended February 29, 2012, there were no applicable items on which the fair value option was elected.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 29, 2012 and February 28, 2011:

Fair Value Measurement at February 29, 2012 and February 28, 2011

	Level 1	Level 2	Level 3
Financial Instruments	$ -	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended February 29, 2012 and February 28, 2011.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the years ended February 29, 2012 and February 28, 2011.

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

Recent Accounting Pronouncements:  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $103,638 for the period from inception (July 28, 2008) to February 29, 2012, and a working capital deficit of $142,946 at February 29, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495 million shares of common stock.  At February 29, 2012, we have issued 31,073,593 shares, all of which have been treated for accounting purposes as founders’ shares.

Preferred Stock

We are authorized to issue up to 5 million shares of preferred stock.  At February 29, 2012, none of these shares has been issued and none is outstanding.

Potentially Dilutive Securities

As is discussed in Note 4, On August 1, 2008, we issued a $65,000 note payable which, at the option of the holder, may be converted to 2 million shares of common stock (equivalent to $0.0325 per share).

Note 4 – Notes Payable

On August 1, 2008, the Company borrowed $65,000 for working capital purposes and we issued a one-year note payable.  The note matured on August 1, 2009 and bears interest at 5% per year.  The holder has the right, with proper notice to convert the note into two-million shares of common stock at the conversion price of $0.0325/share (2,000,000 shares for $65,000).

On July 28, 2009, the maturity date of this note payable was extended until February 29, 2012.  As of the date of the filing of this report, the promissory note is in default.

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

Related-Party Note Payable

For the years ended February 29, 2012 and February 28, 2011, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 29, 2012, this affiliate paid $3,525 of our operating expenses which have been added to the balance of the note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

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

At February 29, 2012 and February 28, 2011 the Company had approximately $207,946 and $186,966 respectively  in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2023.  The resulting deferred taxes assets (shown in the table below) have been fully reserved because of the uncertainty of realizing the benefits of such assets.

Deferred tax asset and the valuation account are as follows:

	Feb 29 2012	Feb 28 2011

Deferred tax asset	$70,702	$63,568
Valuation allowance	(70,702)	(63,568)
Net deferred tax asset	$-	$-

Note 10 – Subsequent Events

We have evaluated subsequent events through the date of this report.  No material subsequent events have been noted.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of February 29, 2012 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

Management has determined that the Company did not maintain adequate controls in the following areas:

As of February 29, 2012, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of February 29, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of February 29, 2012, effective controls over impairment transactions were not maintained. Specifically, controls were not designed and in place to ensure that impairments were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2012.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of February 29, 2012.

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

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

James Ditanna, President and Sole Director	2012	$ -	$ -	$ -	$ -	$ -	$ -
	2011	-	-	-	-	-	-

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the years ended February 29, 2012 and 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

For the years ended February 29, 2012 and February 28, 2011, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 29, 2012, this affiliate paid $3,525 of our operating expenses which have been added to the balance his promissory note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for the audit of our annual  financial statements was $10,150 and $8,500 for fiscal years ended February 29, 2012 and February 28, 2011, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annaul Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2012	By:	SA RECOVERY CORP. /s/ James A. Ditanna James A. Ditanna President, Chief Executive Officer and Sole Director

24