Form 10-Q
period 2012-06-30
Truli Media Group, Inc.
filed 2012-08-20
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53641

TRULI MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1174 N. Hillcrest Road, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

(310) 274-0224
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

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

Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of August 17, 2012 was 49,990,938.  This number gives effect to a one share for each existing share dividend effective August 10, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements (unaudited)

3

Condensed Consolidated Balance Sheet

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statement of Stockholders’ Deficit

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management's Discussion & Analysis of Financial Condition and Results of operations

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

13

Item 4.

Controls and Procedures

13

PART II - OTHER INFORMATION

14

Item 1.

Legal Proceedings

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

ITEM 1.  FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 140,080	$ 88,213
Notes payable officer	1,074,019	943,074
Total current liabilities	1,214,099	1,031,287

Long-term liabilities:	-	-
Total liabilities	1,214,099	1,031,287

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and March 31, 2012	-	-
Common stock, par value $0.001; 495,000,000 shares authorized, 31,073,593 and NIL shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	31,074	-
Additional paid-in capital	22,168
Common stock to be issued	18,500	18,500
Common stock to be cancelled	(24,574)	(24,574)
Accumulated deficit during development stage	(1,261,267)	(1,025,213)
Total stockholders' deficit	(1,214,099)	(1,031,287)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2012	From October 19, 2011 (date of inception) through June 30, 2012
Operating expenses:
Selling, general and administrative	$ 182,812	$ 1,214,099
Total operating expenses	182,812	1,214,099

Loss from operations	(182,812)	(1,214,099)
Other income (expenses):
Interest expenses	(22,168)	(22,168)

Net loss before provision for income taxes	(204,980)	(1,236,267)

Income taxes	-	-

Net loss	$ (204,980)	$ (1,236,267)

Loss per common share-basic and diluted	$ (0.01)

Weighted average number of common shares outstanding-basic and diluted	31,073,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH JUNE 30, 2012

(unaudited)

	Preferred stock		Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Development stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$ -	-	$ -	18,500,000	$ 18,500	(24,573,500)	$ (24,574)	$ -	$ 6,074	$ -
Net loss	-	-	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	-	-	18,500,000	18,500	(24,573,500)	(24,574)	-	(1,025,213)	(1,031,287)

Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	-	-	31,073,593	31,074	-	-	-	-	-	(31,074)	-
Imputed interest on related party notes	-	-	-	-	-	-	-	-	22,168	-	22,168
Net loss	-	-	-	-	-	-	-	-	-	(204,980)	(204,980)
Balance, June 30, 2012	-	$ -	31,073,593	$ 31,074	18,500,000	$ 18,500	(24,573,500)	$ (24,574)	$ 22,168	$ (1,261,267)	$ (1,214,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended June 30, 2012	From October 19, 2011 (date of inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (204,980)	$ (1,236,267)
Adjustments to reconcile net loss to cash used in operating activities:
Operating expenses incurred by related party on behalf of the Company	130,945	1,074,019
Imputed interest on related party notes	22,168	22,168
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	51,867	140,080
Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents beginning of period	-	-
Cash and cash equivalents end of period	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Non cash investing and financing activities:
Recapitalization effect on reverse acquisition	$ 25,000	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2012

(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc. (Truli Inc. or the Registrant), a publicly traded Oklahoma Corporation formerly known as SA Recovery Corp., was incorporated on July 28, 2008 in the State of Oklahoma. In connection with the consummation of a triangular reorganization transaction on June 13, 2012 with Truli Media Group, LLC, a Delaware corporation (“Truli LLC”) formed on October 19, 2011 (date of inception), the accounting acquirer (see below), Truli Inc. changed its name to Truli Media Group, Inc. The historical financial statements are those of Truli LLC, the accounting acquirer, immediately following the consummation of the reverse merger. All references that refer to (the “Company” or “Truli Inc.” or “we” or “us” or “our”) are to Truli Media Group, Inc., the Registrant and its wholly owned subsidiaries unless otherwise differentiated.

We are headquartered in Beverly Hills, California.

Truli Media Group, Inc (Truli) is a development stage enterprise that in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol television (“IPTV”) programming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2012 financial statements and footnotes thereto included in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

Merger and Corporate Restructure

On June 13, 2012, Truli Media Group, Inc., an Oklahoma Corporation (‘Truli Inc. – formerly known as SA Recovery Corp) entered into a Reorganization Agreement (the “Reorganization Agreement) with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC’) , pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of the Truli’s LLC members’ interests were exchanged for 37,000,000 shares of Truli Inc’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli Inc.

Pursuant to the Reorganization, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in Truli Inc. Truli Inc  is a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC shall be the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which  Truli LLC is treated as the surviving and continuing entity although Truli LLC is the legal acquirer rather than a reverse acquisition.  Accordingly, the Registrant’s historical financial statements are those of  Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the reorganization agreement the Company has, (1) cancelled 24,573,500 shares of Truli Inc common stock (49,147,000 shares after giving effect to a one share for each existing share dividend effective August 10, 2012), (2)  of 18,500,000 shares of Truli Inc common stock in exchange for acquisition of all of  Truli LLC member interests (37,000,000 shares after giving effect to a one share for each existing share dividend effective August 10, 2012); and (3) Truli Inc. eliminated the prior Registrant’s accumulated deficit, including forgiveness of related party debt and record recapitalization of Registrant.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Assets:	$ -
Liabilities:
Net liabilities assumed	$ -

Total consideration:	$ -

Change in Fiscal Year

Effective June 13, 2012, the Company changed its fiscal year end from February 28th to March 31st as a result of the Merger to conform its fiscal year to that of Truli Media Group, LLC.

Name Change

As a result of the Reorganization, the name of the Company was changed from SA Recovery Corp to Truli media Group, Inc.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through June 30, 2012, the Company has accumulated significant losses from operations of $1,261,267.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of June 30, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were no common share equivalents at June 30, 2012 and March 31, 2012.

Web-site development costs

The Company has elected to expense web-site development costs as incurred.

Research and development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the unaudited condensed consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instrument.

Commitments and Contingencies

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Recently Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2— NOTES PAYABLE, RELATED PARTY

The Company Founder and Chief Executive Officer has advanced the Company the sum of $1,074,019 in the form of an unsecured term note payable as of June 30, 2012.  The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $22,168 as interest expense.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2012. The Company has a recurring net loss, and total deficit accumulated during its development stage of $1,261,267 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2012 of $1,214,099.  Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its Managing Member and Founder to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

NOTE 4- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of $0.001 par value common stock. As of June 30, 2012 and March 31, 2012 the Company had 31,073,593 and nil shares of common stock issued and outstanding, respectively.

The Company issued subsequent to the date of the financial statements 18,500,000 shares (37,000,000 shares after giving effect to a one share for each existing share dividend effective August 10, 2012) of its common stock as a consideration for the 100% membership interest in Truli Media Group, LLC to the members and accordingly, theses shares are presented and disclosed as common stock to be issued in the financial statements as of June 30, 2012.

The Company subsequent to the date of the financial statements as per Reorganization Agreement has also cancelled 24,573,500 common shares (49,147,000 shares after giving effect to a one share for each existing share dividend effective August 10, 2012) effective August 17, 2012, leaving a current outstanding share number as of such date of 49,990,938, after giving effect to the one share for each existing share dividend effective August 10, 2012 (see Note 6).

Preferred stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value common stock. As of June 30, 2012 and March 31, 2012 the Company has no shares of preferred stock issued and outstanding.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2012 and March 31, 2012, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30, 2012	March 31, 2012
	(unaudited)
Accrued legal fees	$ 96,580	$ 88,213
Accrued advertising and promotion	16,000	-
Accrued audit fees	7,500	-
Accrued salaries	20,000	-

	$ 140,080	$ 88,213

NOTE 6 – SUBSEQUENT EVENTS

Effective August 10, 2012 the Company completed a one share for each existing share stock dividend of its common stock.

Subsequent to June 30, 2012 the Company completed the stock issuance of 37,000,000 shares to two accredited investors in connection with the Reorganization and cancelled a total of 49,147,000 shares of common stock (after giving effect to a one share for each existing share dividend effective August 10, 2012).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.  As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Truli believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of TruliI and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

The Company had no revenues for the quarter ended June 30, 2012 and for the period October 19, 2011 (date of inception) through June 30, 2012. Truli officially launched its website on July 10, 2012 and commenced revenue-generating operations.  Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred general and administrative expenses of $182,812 for the quarter ended June 30, 2012, principally related to website development and other administrative costs.  We do not anticipate that this will represent a reliable indicator of future performance because this precedes the launch of our website.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements arise principally from costs associated with website development, marketing and general administrative costs.  To date we have raised $1,074,019 pursuant to investments reflected by an unsecured note from our Founder and Chief Executive Officer.

The unsecured term note is payable as of June 30, 2012.  The note, which may be increased as additional funds may be advanced to the Truli by the Truli’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012.

Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012.

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of the capital it needs to carry on its planned operations. There is no assurance that any of the planned activities will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended June 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended June 30, 2012 and through the date hereof, the Company has issued or has shares issuable reflecting the following unregistered equity securities:

Effective as of June 12, 2012 pursuant to the Reorganization Agreement, Truli agreed to issue 37,000,000 shares of common stock to two accredited investors, including 18,500,000 shares to the Truli’s Founder and Chief Executive Officer Michael Solomon.  These shares were issued subsequent to June 30, 2012 and after giving effect to a one share for each existing share stock dividend effective August 10, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*	Interactive Data Files

*to be added by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2012	TRULI MEDIA GROUP, INC.
(the registrant)

	By:	\s\ Michael Solomon
Michael Solomon
Chief Executive Officer