Form 10-Q/A
period 2012-06-30
Truli Media Group, Inc.
filed 2012-09-12
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment no. 1

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

TABLE OF CONTENTS

Item 6.

Exhibits

2

Signatures

2

EXPLANATORY NOTE

This Amendment no. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is filed solely for the purpose of filing the Financial Statements in the required interactive data, or XBRL, format.  There is no other material change to the Form 10-Q.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2012	TRULI MEDIA GROUP, INC.
(the registrant)

	By:	\s\ Michael Solomon
Michael Solomon
Chief Executive Officer