Form 10-Q
period 2012-09-30
Truli Media Group, Inc.
filed 2012-11-20
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53641

TRULI MEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1174 N. Hillcrest Road, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The number of shares of the registrant’s common stock outstanding as of November 16, 2012 was 49,997,938.

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

13

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.

Controls and Procedures

14

PART II - OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

ITEM 1.  FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 110,940	$ 88,213
Notes payable officer	1,313,254	943,074
Total current liabilities	1,424,194	1,031,287

Long-term liabilities:	-	-
Total liabilities	1,424,194	1,031,287

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and March 31, 2012	-	-
Common stock, par value $0.001; 495,000,000 shares authorized, 49,997,938 and NIL shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	49,998	-
Additional paid-in capital	9,204	6,073
Common stock to be issued	-	37,000
Common stock to be cancelled	-	(49,147)
Accumulated deficit during development stage	(1,483,396)	(1,025,213)
Total stockholders' deficit	(1,424,194)	(1,031,287)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2012	Six months ended September 30, 2012	From October 19, 2011 (date of inception) through September 30, 2012
Operating expenses:
Selling, general and administrative	$ 210,096	$ 392,908	$ 1,424,195
Total operating expenses	210,096	392,908	1,424,195

Loss from operations	(210,096)	(392,908)	(1,424,195)
Other income (expenses):
Interest expenses	(12,034)	(34,202)	(34,202)

Net loss before provision for income taxes	(222,130)	(427,110)	(1,458,397)

Income taxes	-	-	-

Net loss	$ (222,130)	$ (427,110)	$ (1,458,397)

Loss per common share-basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding-basic and diluted	56,203,471	59,157,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2012

(unaudited)

	Preferred stock		Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Development stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$ -	-	$ -	37,000,000	$ 37,000	(49,147,000)	$ (49,147)	$ 6,073	$ 6,074	$ -
Net loss	-	-	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	-	-	37,000,000	37,000	(49,147,000)	(49,147)	6,073	(1,025,213)	(1,031,287)

Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	-	-	62,147,186	62,147	-	-	-	-	(31,073)	(31,074)	-

Common stock to be issued now issued	-	-	37,000,000	37,000	(37,000,000)	(37,000)	-	-	-	-	-
Common stock canceled	-	-	(49,147,000)	(49,147)	-	-	49,147,000	49,147	-	-	-
Rounding off adjustment on forward stock split of 1:1	-	-	(2,248)	(2)	-	-	-	-	2	-	-

Imputed interest on related party notes	-	-	-	-	-	-	-	-	34,202	-	34,202

Net loss	-	-	-	-	-	-	-	-	-	(427,110)	(427,110)
Balance, September 30, 2012	-	$ -	49,997,938	$ 49,998	-	$ -	-	$ -	$ 9,204	$ (1,483,397)	$ (1,424,194)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended September 30, 2012	From October 19, 2011 (date of inception) through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (427,110)	$ (1,458,397)
Adjustments to reconcile net loss to cash used in operating activities:
Operating expenses incurred by related party on behalf of the Company	370,180	1,313,254
Imputed interest on related party notes	34,202	34,202
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	22,728	110,941
Net cash used in operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents beginning of period	-	-
Cash and cash equivalents end of period	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Non cash investing and financing activities:
Recapitalization effect on reverse acquisition	$ 25,000	$ 25,000
Issuance of common stock from common stock to be issued	$ 37,000	$ -
Cancelation of common stock	$ 49,147	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

SEPTEMBER 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2012 financial statements and footnotes thereto included in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

Merger and Corporate Restructure

On June 13, 2012, Truli Media Group, Inc., an Oklahoma Corporation (‘Truli Inc. – formerly known as SA Recovery Corp) entered into a Reorganization Agreement (the “Reorganization Agreement) with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC’) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of the Truli’s LLC members’ interests were exchanged for 37,000,000 shares of Truli Inc’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli Inc.

Pursuant to the Reorganization, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in Truli Inc. Truli Inc.  is a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC shall be the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which Truli LLC is treated as the surviving and continuing entity although Truli LLC is the legal acquirer rather than a reverse acquisition. Accordingly, the Registrant’s historical financial statements are those of Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the reorganization agreement the Company has, (1) cancelled 24,573,500 shares of Truli Inc common stock (49,147,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012), (2)  of 18,500,000 shares of Truli Inc common stock in exchange for acquisition of all of  Truli LLC member interests (37,000,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012); and (3) Truli Inc. eliminated the prior Registrant’s accumulated deficit, including forgiveness of related party debt and record recapitalization of Registrant.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2012, the Company has accumulated significant losses from operations of $1,424,194.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of September 30, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were no common share equivalents at September 30, 2012 and March 31, 2012.

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

NOTE 2— NOTES PAYABLE, RELATED PARTY

The Company Founder and Chief Executive Officer has advanced the Company the sum of $1,313,254 in the form of an unsecured term note payable as of September 30, 2012.  The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during September 2012.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2012. The Company has a recurring net loss, and total deficit accumulated during its development stage of $1,483,396 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2012 of $1,424,194. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 4- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of $0.001 par value common stock. As of September 30, 2012 and March 31, 2012 the Company had 49,997,938 and nil shares of common stock issued and outstanding, respectively.

Effective August 10, 2012 the Company completed a one share for each existing share stock dividend of its common stock, Per Para 25-3 of "ASC 505-20 Stock Dividend and Stock Split", since the issuance of additional shares on account of 1:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, transaction has been accounted for as a "Forward Stock Split of 1:1". All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the August 10, 2012 stock dividend in substance as a stock split.

The Company issued on August 16, 2012, 18,500,000 shares (37,000,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012) of its common stock as a consideration for the 100% membership interest in Truli Media Group, LLC to the members.

The Company on August 17, 2012, as per Reorganization Agreement has also cancelled 24,573,500 common shares (49,147,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012), leaving a current outstanding share number as of such date of 49,997,938, after giving effect to the one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value common stock. As of September 30, 2012 and March 31, 2012 the Company has no shares of preferred stock issued and outstanding.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2012 and March 31, 2012, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30, 2012	March 31, 2012
	(unaudited)
Accrued legal fees	$ 75,941	$ 88,213
Accrued advertising and promotion	-	-
Accrued audit fees	5,000	-
Accrued salaries	30,000	-

	$ 110,941	$ 88,213

NOTE 6 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Truli believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Truli and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

RESULTS OF OPERATIONS – THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

The Company had no revenues for the quarter ended September 30, 2012 and for the period October 19, 2011 (date of inception) through September 30, 2012. Truli officially launched its website on July 10, 2012 and commenced revenue-generating operations.  Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred general and administrative expenses of $210,096 for the quarter ended September 30, 2012, principally related to website development and other administrative costs. We do not anticipate that this will represent a reliable indicator of future performance because this precedes the launch of our website.

RESULTS OF OPERATIONS – THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2011

The Company had no revenues for the six months ended September 30, 2012 and for the period October 19, 2011 (date of inception) through September 30, 2012. Truli officially launched its website on July 10, 2012 and commenced revenue-generating operations.  Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred general and administrative expenses of $392,908 for the six months ended September 30, 2012, principally related to website development and other administrative costs. We do not anticipate that this will represent a reliable indicator of future performance because this precedes the launch of our website.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date we have raised $1,313,254 pursuant to investments reflected by an unsecured note from our Founder and Chief Executive Officer.

The unsecured term note is payable as of September 30, 2012. The note, which may be increased as additional funds may be advanced to the Truli by the Truli’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012.

Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during September 2012.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended September 30, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended September 30, 2012 and through the date hereof, the Company has issued or has shares issuable reflecting the following unregistered equity securities:

Effective as of June 12, 2012 pursuant to the Reorganization Agreement, Truli agreed to issue 37,000,000 shares of common stock to two accredited investors, including 18,500,000 shares to the Truli’s Founder and Chief Executive Officer Michael Solomon. These shares were issued after giving effect to a one share for each existing share stock dividend in form (forward stock split in substance) effective August 10, 2012.

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

Dated: November 19, 2012	TRULI MEDIA GROUP, INC.
(the registrant)

	By:	\s\ Michael Solomon
Michael Solomon
Chief Executive Officer