Form 10-Q/A
period 2012-09-30
Truli Media Group, Inc.
filed 2012-11-28
CIK 1462223

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

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

Signatures

16

EXPLANATORY NOTE

This Amendment no. 1 is being filed solely to include the financial statements in the required interactive date (XBRL) format.  There are no material changes to any information herein.

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

Dated: November 27, 2012	TRULI MEDIA GROUP, INC.
(the registrant)

	By:	\s\ Michael Solomon
Michael Solomon
Chief Executive Officer