Form 10-Q
period 2012-12-31
Truli Media Group, Inc.
filed 2013-02-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-53641

TRULI MEDIA GROUP, INC
(Exact name of registrant as specified in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

468 N. Camden Drive, Suite 200, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (310) 274-0224

1174 N. Hillcrest Road, Beverly Hills, CA 90210
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 13, 2013 the number of shares of the registrant’s classes of common stock outstanding was 69,709,477.

TABLE OF CONTENTS

Part I - Financial Information		Page numbers

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012, for the period from October 19, 2011 (date of inception) through December 31, 2011 and for the period October 19, 2011 (Inception) to December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) to December 31, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012, for the period from October 19, 2011 (date of inception) through December 31, 2011 and for the period October 19, 2011 (date of inception) to December 31, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

	Forward-Looking Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

Part II – Other Information		16
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	Signatures	16

ITEM 1.  FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$ 2,491	$ -
Total Current Assets	2,491	-

Total Assets	$ 2,491	$ -

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 94,111	$ 88,213
Accrued interest, related party	14,776	-
Notes payable - officers	1,617,931	943,074
Total Current Liabilities	1,726,818	1,031,287

Long-Term Liabilities:
Notes payable, others	26,000	-
Total Liabilities	1,752,818	1,031,287

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and March 31, 2012	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 49,997,938 and nil shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	49,998	-
Additional paid in capital	149,169	6,073
Common stock to be issued	25,000	37,000
Common stock to be cancelled	-	(49,147)
Deficit accumulated during development stage	(1,974,494)	(1,025,213)
Total stockholders’ deficit	(1,750,327)	(1,031,287)
Total Liabilities and Stockholders’ Deficit	$ 2,491	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,	Nine Months Ended December 31,	For the Period From October 19, 2011 (date of inception) to December 31,	For the Period From October 19, 2011 (date of inception) to December 31,
	2012	2012	2011	2012
Operating expenses:
Selling, general and administrative	$ 476,230	$ 869,138	$ 743,653	$ 1,900,425
Total operating expenses	476,230	869,138	743,653	1,900,425
Loss from operations	(476,230)	(869,138)	(743,653)	(1,900,425)

Other income (expenses):
Interest expense	(14,866)	(49,069)	-	(49,069)
Total other income (expenses)	(14,866)	(49,069)	-	(49,069)

Net loss before income taxes	(491,096)	(918,207)	(743,653)	(1,949,494)
Provision for income taxes	-	-	-	-
Net loss	$ (491,096)	$ (918,207)	$ (743,653)	$ (1,949,494)

Net loss per share – basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average common shares – basic and diluted	49,997,938	42,251,037	31,073,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

	Preferred stock		Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Development stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$ -	-	$ -	37,000,000	$ 37,000	(49,147,000)	$ (49,147)	$ 6,073	$ 6,074	$ -
Net loss	-	-	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	-	-	37,000,000	37,000	(49,147,000)	(49,147)	6,073	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	-	-	62,147,186	62,147	-	-	-	-	(31,074)	(31,074)	-
Fair value of vested stock options	-	-	-	-	-	-	-	-	139,964	-	139,964
Common stock to be issued for services rendered @ $0.10 per share	-	-	-	-	250,000	25,000	-	-	-	-	25,000
Common stock to be issued now issued	-	-	37,000,000	37,000	(37,000,000)	(37,000)	-	-	-	-	-
Common stock canceled	-	-	(49,147,000)	(49,147)	-	-	49,147,000	49,147	-	-	-
Rounding off adjustment on forward stock split of 1:1	-	-	(2,248)	(2)	-	-	-	-	2	-	-
Imputed interest on related party notes	-	-	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	-	-	(918,207)	(918,207)
Balance as of December 31, 2012	-	$ -	49,997,938	$ 49,998	250,000	$ 25,000	-	$ -	$ 149,169	$ (1,974,494)	$ (1,750,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,	For the period from October 19, 2011 (date of inception) to December 31, 2011	For the period from October 19, 2011 (date of inception) to December 31,
	2012		2012
Cash Flows from Operating Activities
Net loss	$ (918,207)	$ (743,653)	$ (1,949,494)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	567,357	743,653	1,510,431
Imputed interest on related party notes	34,203	-	34,203
Fair value of vested stock options	139,964	-	139,964
Common stock to be issued for services rendered	25,000	-	25,000
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	20,674	-	108,887
Net cash used in operating activities	(131,009)	-	(131,009)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	26,000	-	26,000
Proceeds from notes payable, related party	107,500	-	107,500
Net cash provided by financing activities	133,500	-	133,500

Net increase in cash and cash equivalents	2,491	-	2,491

Cash and Cash Equivalents, beginning of period	-	-	-

Cash and Cash Equivalents, end of period	$ 2,491	$ -	$ 2,491

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -	$ -

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$ 25,000	$ -	$ 25,000
Issuance of common stock from common stock to be issued	$ 37,000	$ -	$ 37,000
Cancelation of common stock	$ 49,147	$ -	$ 49,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

DECEMBER 31, 2012

(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., a publicly traded Oklahoma Corporation formerly known as SA Recovery Corp., was incorporated on July 28, 2008 in the State of Oklahoma. In connection with the consummation of a triangular reorganization transaction on June 13, 2012 with Truli Media Group, LLC, a Delaware corporation (“Truli LLC”) formed on October 19, 2011 (date of inception), the accounting acquirer (see below), Truli Inc. changed its name to Truli Media Group, Inc. The historical financial statements are those of Truli LLC, the accounting acquirer, immediately following the consummation of the reverse merger. All references that refer to (the “Company” or “Truli Inc.” or “we” or “us” or “our”) are to Truli Media Group, Inc., the Registrant and its wholly owned subsidiaries unless otherwise differentiated.

Truli Media Group, Inc. (“Truli”), headquartered in Beverly Hills, California, is a development stage company that is in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2012 financial statements and footnotes thereto included in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

Merger and Corporate Restructure

On June 13, 2012, Truli Media Group, Inc., an Oklahoma Corporation (Truli Inc. – formerly known as SA Recovery Corp) entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 37,000,000 shares of Truli Inc.’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli Inc.

Pursuant to the Reorganization Agreement, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in Truli Inc. Truli Inc. was a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC was the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which Truli LLC is treated as the surviving and continuing entity although Truli LLC is the legal acquirer rather than a reverse acquisition. Accordingly, the Registrant’s historical financial statements are those of Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the Reorganization Agreement the Company has, (1) cancelled 24,573,500 shares of Truli Inc. common stock (49,147,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012), (2) issued 18,500,000 shares of Truli Inc common stock in exchange for acquisition of all of Truli LLC member interests (37,000,000 shares after giving effect to a one share for each existing share dividend in form (forward stock split of 1:1 in substance) effective August 10, 2012); and (3) eliminated the prior Registrant’s accumulated deficit, including forgiveness of related party debt and record recapitalization of Registrant.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2012, the Company has accumulated losses from operations of $1,949,494.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of December 31, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 880,000 and nil outstanding common share equivalents at

December 31, 2012 and March 31, 2012, respectively.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to determine fair value of options granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

Stock-based compensation expense related to vested options was $139,964 during the nine months ended December 31, 2012.

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

Recent Updates

Effective October 9, 2012, the Company appointed John Garfield to its Board of Directors and on November 19, 2012, the Company appointed Varun Soni, Ph.D., J.D., to its Board of Directors.

Recently Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company Founder and Chief Executive Officer has advanced the Company the sum of $1,617,931 in the form of an unsecured term note payable as of December 31, 2012. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $14,776 for the quarter ended December 31, 2012 and credited to the accrued interest, related party.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ending December 31, 2012.

Effective February 5, 2013, the Company and its founder settled total of $1,200,000 in outstanding of this Note Payable together with accrued interest into 18,461,539 shares of common stock at $0.065 per share.

NOTE 3 — NOTES PAYABLE, LONG TERM

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the period ending December 31, 2012, the Company issued three 5% promissory notes to the investor in total amount of $26,000, and recorded an interest expense of $90.

NOTE 4 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2012. The Company has a recurring net loss, and total deficit accumulated during its development stage of $1,974,494 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2012 of $1,724,327. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 5- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of $0.001 par value common stock. As of December 31, 2012 and March 31, 2012 the Company had 49,997,938 and nil shares of common stock issued and outstanding, respectively.

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

During the nine months ended December 31, 2012, the Company agreed to issue 250,000 shares of its common stock for legal services valued at $0.10 per share. These shares were issued effective February 5, 2013.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value common stock. As of December 31, 2012 and March 31, 2012 the Company has no shares of preferred stock issued and outstanding.

NOTE 6 - STOCK OPTIONS

On December 17, 2012, the Company granted 3,115,000 options with an exercise price of $0.20 per share under the Truli Media Group 2012 Directors, Officers, Employees and Consultants Stock Option Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.20	3,115,000	4.94	$0.20	880,000	$0.20

The stock option activity for the nine months ended December 31, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2012	-	$ -
Granted	3,115,000	0.20
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2012	3,115,000	$ 0.20

Stock-based compensation expense related to vested options was $139,964 during the nine months ended December 31, 2012. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model with weighted average assumptions for options granted during the nine months ended December 31, 2012, including risk-free interest rates of 0.74%, volatility of 249%, expected lives of 2 to 5 years, and dividend yield of 0%.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2012 and March 31, 2012, accounts payable and accrued liabilities for the period ending are comprised of the following:

	December 31, 2012	March 31, 2012
Accrued legal fees	$ 54,296	$ 88,213
Accrued advertising and promotion	2,000	-
Accrued audit fees	5,000	-
Accrued salaries	30,000	-
Equipment rental	2,725	-
	$ 94,021	$ 88,213

NOTE 8 – SUBSEQUENT EVENTS

On January 24, 2013, the Company appointed Marty Pompadur as a Board of Directors of the Company to hold office until his successor is elected and qualified, his resignation or his removal.

On February 5, 2013, the Company issued 18,461,539 shares of its common stock upon settlement of $1,200,000 of related party notes payable at the rate of $0.065 per share.

On February 5, 2013, the Company issued 250,000 shares of its common stock as consideration for legal services rendered during 2012 which was disclosed as common stock to be issued as of December 31, 2012.

On February 8, 2013, the Company entered into a Consulting agreement pursuant to which the Company has agreed to issue and deliver 1,000,000 shares of its common stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. The following accounting policy is critical to understanding and evaluating our reported financial results:

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2012, the Company has accumulated losses from operations of $1,949,494.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of December 31, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 880,000 and nil outstanding common share equivalents at December 31, 2012 and March 31, 2012, respectively.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to determine fair value of options granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

RESULTS OF OPERATIONS –THREE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

The Company had no revenues for the quarter ended December 31, 2012, for the period October 19, 2011 (date of inception) through December 31, 2011, and for the period October 19, 2011 (date of inception) through December 31, 2012. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $476,230 for the three months ended December 31, 2012, principally related to website development and other administrative costs and $743,653 for the period from October 19, 2011 (date of inception) through December 31, 2011. The Company does not anticipate that this represents a reliable indicator of future performance because this precedes the launch of our website.

During the three months ended December 31, 2012, the Company charged to operations interest expense of $14,866.

RESULTS OF OPERATIONS –NINE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

The Company had no revenues for the nine months ended December 31, 2012, for the period October 19, 2011 (date of inception) through December 31, 2011 and for the period October 19, 2011 (date of inception) through December 31, 2012. Truli officially launched its website on July 10, 2012 but, has not yet generated any revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $869,138for the nine months ended December 31, 2012, principally related to website development and other administrative costs and $743,653 for the period from October 19, 2011 (date of inception) through December 31, 2011. We do not anticipate that this will represent a reliable indicator of future performance because this precedes the launch of our website.

During the nine months ended December 31, 2012 and for the period from October 19, 2011 (date of inception) through December 31, 2012, the Company charged to operations interest expense of $49,069.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date it has raised $1,617,931 pursuant to investments reflected by an unsecured note from its Founder and Chief Executive Officer and $26,000 from other long-term notes payable. The note, which may be increased as additional funds may be advanced to Truli by its Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ended December 31, 2012.

Effective February 5, 2013, the Company and its Founder and Chief Executive Officer settled $1,200,000 of this Note Payable together with accrued interest into 18,461,539 shares of common stock valued at $0.065 per share.

Financing activities provided $133,500 to the Company during the nine months ended December 31, 2012. As of December 31, 2012, Truli had an accumulated deficit of $1,974,494.

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

Inflation

The Company believes that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

For the quarter ended December 31, 2012, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

1)

The Company did not have adequate procedures to completely and accurately document the elements of certain debt and equity transactions which were effected during the year, and

2)

The Company did not have enough individuals with financial reporting experience to adequately address the unexpected lack of documentation and to prepare its financial reports on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The above material weaknesses could result in misstatements of accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to the aforementioned accounts and disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

CHANGES IN INTERNAL CONTROLS

Remediation of Previously Identified Material Weakness

During the quarter ended December 31, 2012, Management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions are now reviewed both with the Company’s Chief Executive Officer and an outsourced accounting group who make certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

As of the close of the quarter ended December 31, 2012, the Company still did not have enough internal individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis, however the Company has now engaged an outsourced professional accounting group who reviews all financial transactions of the Company which provides sufficient disclosure and accountability to its board of directors.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended December 31, 2012, the Company has issued no unregistered equity security sales.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data Files (to be added by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2013	TRULI MEDIA GROUP, INC.
	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer