Form 10-Q/A
period 2012-12-31
Truli Media Group, Inc.
filed 2013-03-25
CIK 1462223

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2012 is filed solely for the purpose of filing the financial statements in the required interactive data (XBRL) format.  There are no changes from the Form 10-Q  originally filed on February 14, 2013 contained herein.

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

Dated: March 25, 2013	TRULI MEDIA GROUP, INC.
	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer