Form 10-K
period 2013-03-31
Truli Media Group, Inc.
filed 2013-07-01
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

TRULI MEDIA GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Oklahoma	26-3090646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 Chalette Drive, Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

(310) 274-0224
(Issuer’s Telephone Number, Including Area Code)

468 N. Camden Drive, Suite 200, Beverly Hills, CA	90210
(Former Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,581,654 based upon the closing price reported for such date on the OTC QB.   Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of June 28, 2013, the Company had 84,051,493 shares of its common stock, $0.001 par value per share, outstanding.

Truli Media Group, Inc.
(formerly known as SA Recovery Corp.)

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2013

PART I

Forward Looking Statements

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K, the terms "we", "us", "our", “Truli”, and the "Company" means Truli Media Group, Inc., an Oklahoma corporation, its wholly-owned subsidiary Truli Media Group, LLC, a Delaware limited liability company and its other wholly-owned subsidiaries, unless otherwise stated herein.

ITEM 1. BUSINESS

General

The Company was incorporated on July 28, 2008 under the name “S.A. Recover Corp.”. In connection with the consummation of a triangular reorganization transaction on June 13, 2012 with Truli Media Group, LLC, a Delaware corporation (“Truli LLC”) formed on October 19, 2011 (date of inception), the Company changed its name to “Truli Media Group, Inc.”  The historical financial statements of the Company are those of Truli LLC, the accounting acquirer, immediately following the consummation of the reverse merger.

The Company, headquartered in Beverly Hills, California, is a development stage company that is in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming.

Merger and Corporate Restructure

On June 13, 2012, the Company entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000[1] shares of the Company’s common stock, or approximately 74% of the fully diluted issued and outstanding common stock of the Company.

Pursuant to the Reorganization Agreement, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in the Company. The Company was a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC was the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which Truli LLC is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a reverse acquisition. Accordingly, the Company’s historical financial statements are those of Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the Reorganization Agreement the Company has, (1) cancelled 58,976,400[1] shares of its common stock, (2) issued 44,400,000[1] shares of its common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the Company’s accumulated deficit, including forgiveness of related party debt and record recapitalization of the Company.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

[1] All share and per share data presented herein reflect the impact of stock dividend in form (forward stock split in substance) of 1:1 effective August 10, 2012 and 1.2:1 effective March 13, 2013.

Business of the Company

Truli serves as a collaborative, social networking site for members of the Christian community worldwide, allowing them to share and deepen their faith together. Truli will invite ministries from various Christian denominations to upload their messages to the Truli platform, at no cost. These sermons will be categorized into different subject matters and sub-topics for quick and easy user search. Our goal is to set Truli apart with the depth of the library from these participating ministries, centralizing, serving and extending the Christian message to a greater audience than has been done before. The Truli site also caters to those who are looking for family-friendly, family-safe programming.

Truli consumers will have free access to the interactive digital platform. This platform is intended to deliver all types of media content to IP accessible TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. The Truli site will allow its users to easily access the vast library of Christian and family-friendly television, sermons, concerts, movies, e-books, educational seminars, music and music videos. Faith based merchandise will also be available through our SHOP TRULI function.

Truli aims to sign up as many ministries as possible throughout the United States and abroad. Truli is affiliated with over one hundred ministries and churches, and has entered into agreements with them to deliver their content through the Truli platform. We believe that these agreements will not only provide viewers with a wide variety of recognizable content, but will also attract many more ministries by recognizing the financial and credibility advantages Truli can offer. Beyond those benefits, Truli also provides direct access to a much larger outreach potential for smaller ministries.

The Truli Proposition
●	Expanded, global outreach potential for church ministries of any size, budget or location;
●	Direct user feedback and comment to ministry messages;
●	Social interface for sharing and discussing issues of faith and Christian life;
●	No airtime cost for member ministries;
●	A simple upload interface and submission page allows ministries to quickly upload and tag content to relevance and even Bible references;
●	Churches need not quality check and administrate their uploaded content;
●	A consumer tailored, individual customized experience;
●	Continuously updated content, added daily, and easily distributed on a variety of media streaming devices, dedicated to the Christian world; and
●	A vital technological augmentation for growth in today’s Christian faith.

Revenue Model

Truli expects to generate revenue initially in four ways:

1.	Advertising on the website;
2.	Sale of Premium and Pay-per-View Content;
3.	Revenue Share on the Sale of Merchandise; and
4.	Commission paid on Donations submitted through our Website.

Although we have not generated revenue as of March 31, 2013, subsequent to the fiscal year ended March 31, 2013 we announced three agreements that we believe could have an impact in our ability to generate significant revenue. We signed an agreement with AdColony, a leading mobile video advertising and monetization platform whose proprietary Instant-Play™ HD video ad technology serves video ads instantly on the most popular apps in the world across Apple's iOS and Google's Android platforms.  AdColony works with premium mobile app publishers like Truli to monetize their content with HD video ads, and with Fortune 500 advertisers to deliver campaigns to mobile audiences.

Also, we signed an agreement with YuMe, a leading independent provider of digital video brand advertising solutions.  YuMe delivers intelligent digital video advertising solutions across multiple screens for major brands. YuMe also offers multi-screen compatibility across computers, tablets, mobile devices and connected TVs.  Last, we signed an agreement with Auckland-based Pushpay, which allows users to make direct payments to registered companies and organizations on their smartphones. Pushpay has partnered with large non-profits across the USA, Australia and New Zealand to boost their donations through mobile payments, while decreasing the administrative costs of receiving donations.  We expect to incorporate Pushpay's mobile payment solutions into our donation platform in the near future.

Searching and Browsing the Truli Media Library

Searching and browsing the Truli media library is designed to be simple and intuitive through an interface empowering users with multiple ways to find the content for which they are searching. Advanced Search and Content functions are designed to allow the user to refine the results to further detail. By typing a keyword, for instance “Marriage”, the subscriber will have relevant suggestions and access to content contained in sermons, lectures, music, books, movies and products that are relevant to the subject searched.

Apart from keyword search, Truli employs an easy to use “Browse Topics” function to help guide seekers to relevant content and answers to issues of Christian life and faith. Categories include subjects such as: Inspiration, Wisdom, The Gospel, Guidance, Piety, Forgiveness, The Resurrection, Revelations, Family, Biblical History, Marriage, Children, Depression, Anxiety, Challenges to Faith and God’s work, to name a few.

This enhanced experience provides for more readily available access to relevant faith-based content, activities and a stronger education, all delivered seamlessly through the Truli Network.

Marketing

Truli’s marketing campaign includes press exposure, brand building at various seminars, viral and social strategies as well as utilizing networks, bloggers, newsletters, direct calling and radio. Because of the substantial potential benefits to a congregation, Truli’s marketing efforts are also expected to focus on announcements in church bulletins and membership newsletters when churches become involved in the program.  Specific marketing efforts will include:

●
Direct to Ministries. Truli’s initial marketing effort is likely to focus on the thousands of ministries located throughout the United States as well as the international market. Truli offers churches and ministries a means to expand the reach of their ministries and share their sermons, educational series, music and worship services not only throughout the United States, but globally, thus offering an attractive opportunity for ministries to reach new followers and expand the church body.

●
Trade Shows. Truli plans to cultivate and maintain a presence at two major national Christian conferences which we believe present our Company in a community that is consistent with our goals. The NRB (National Religious Broadcasters) Convention is an international event that networks thousands of Christian communicators, from program producers to authors, pastors to engineers, directors to vendors.  And the ICRS (International Christian Retailers Show) is the largest gathering of Christian retailers and suppliers in the world.

●
The Christian media network flourishes in effective church congregation such as friend-to-friend recommendations, local church community groups, home churches, church sports leagues and pastoral relationships. Truli’s involvement in such activities is intended to inspire national, regional and local churches to engage and expand the culture through media, and by using social platforms to enhance the Truli brand.

●
Viral Marketing. The word-of-mouth spreading of Truli's features and benefits is hoped to result in consistent, powerful exposure to church messages and social interaction with Truli as the hub for messenger and impetus for dialog. Through the website and the social network, Truli plans to allow both new ministries and well established organizations to deliver the message of the Gospel, literally, from church to church, from house to house, and person to person. Truli serves to help local and regional ministries bring a greater amount of quality content, message and value to their members, while creating a unified global community.

Social Networking

Truli is developing social network connections throughout the Christian community. We believe Truli’s social strategy and unique platform is unlike any other Christian media outlet. Truli will encourage people to connect with church friends, stimulate debate and thought, foster community group participation, provide new avenues to missionaries and much more.

By connecting groups, churches and individuals, Truli could become a vital and unifying social platform. Aspects of this concept are presently available in other companies and ministries, but none offer Truli’s extensive sharing and unifying capabilities, which cater to all the needs of the Christian community.

We believe that Truli will be especially attractive to Christian youth, who want to share their thoughts, music and views in a fun, safe environment. With Truli, our social networking features will give us an opportunity to achieve global online participation, offering encouragement, fresh ideas and joy to young believers of today and tomorrow.

Lumen

Lumen (formerly DOXA Media) is a division of Truli whose mission is to provide enrichment, entertainment and interaction around three impulses that capture the rising generation of Christians – humor, social good and spirituality. One of our main goals is to reach youth and youth focused ministries. Technologically proficient, these early adopters will bring Lumen's great spiritual energy and innovation, as well as early market conversion. We anticipate that Lumen will prominently feature various youth ministries in its lineup; youth ministries that are dynamic, focused, and have large platforms will be our target Lumen will be directed to young people between the ages of 16 and 30.

Additionally, programming with Christian music content and events will be showcased. We believe that the popularity of young music and media artists and the synchronous rise of the youth ministry movement suggests that Lumen is positioned to appeal to next generation Christians. In this space our goal is that Lumen can help to redefine the boundaries of what Christian programming can be, and how it can impact people’s lives.

Technology

Truli is not a technology company, but rather a company who has integrated some of the best in class technology. The Truli website, www.truli.net, is built on more than a decade of video portal design experience. There are several key parts to the Truli infrastructure:

Website. The main website is built on top of a web Content Management System (CMS) / Content Management Framework (CMF) called Drupal. Drupal is well established, and, at more than 10 years old, very mature. Drupal is currently used as a back-end system by more than a million websites worldwide and powers such large sites as the White House, all of the NBC television shows, Warner Brothers Music, Symantec, Twitter, and many more. Drupal allows us to manage all of the website content, including images, text, and news. This software is open source, meaning it is not only free, but the source code is available to anybody that wants to make changes or additions. By starting with Drupal, we get a website that should power us through millions of users with many features already developed. Features such as user management, forgot password, menus, text editing, search engine optimization, multi-language support, and many more, which have already been developed. Essentially we currently get them at no cost. Utilizing Drupal should give us the ability to focus on features related to the core of our website.

Video. Truli has recently partnered with a major provider of online video services to provide us with our video management, encoding, and delivery. This vendor is a well-recognized provider and is one of the top Content Delivery Networks (CDN) in the world. Utilizing this network for our live and on demand content delivery should provide us with the ability to reach most devices (e.g. PC, Mac, iOS, and Android) with ease. In addition, they have the ability to automatically scale to handle all the traffic Truli can demand. We will receive the following services to Truli:

●	Encoding – Truli content partners simply upload a high- quality media file and automatically creates High, Medium, and Low bandwidth versions that will work on most connected devices.

●	Player – the player sends a signal to the server designating which type of content to deliver to help make sure that all devices can see video.

●	Backup / Redundancy – The CDN handles backup & redundancy so that Truli doesn’t have to.

●	Video Management – The CDN provides a Video Management Platform (VMP) for Truli providing full video management and reporting.

●	Bandwidth – The CDN has the bandwidth to handle all of Truli’s peak delivery times with ease.

●	Live – The CDN provides support for live webcasting.

●	Search Inside – The CDN also provides a fairly unique feature called Search Inside. This feature uses voice recognition technology to allow users to search for certain words inside a video.

Web Hosting. Truli uses Acquia for its site hosting. Acquia was founded by the original creator of Drupal as a top notch hosting provider for high-end Drupal sites. Acquia makes use of the Amazon Cloud for its customers. Acquia provides Truli with the following features:

●
Cloud Based Hosting – Truli should instantly scale to more servers to handle spikes in traffic and then scale back to normal levels. By utilizing the cloud, Truli does not currently have to purchase infrastructure to handle peak bandwidth usage.

●
Managed Search Engines – Acquia maintains an instance of Solr, widely noted as a top search engine. This is automatically integrated into Drupal by Acquia. Truli gets all of this functionality without having to pay for and manage it.

●	Monitoring Tools – Acquia has several monitoring applications available for use by Truli staff to manage errors, server utilization, etc.

●	Redundancy – Because this is based on Amazon’s cloud infrastructure, all of the hardware management is handled automatically.

●	Drupal configuration management – Because Acquia only handles Drupal hosting, they are experts at configuration, errors, optimization, etc. and perform all of these services for their customers.

Social Media Integration. Truli utilizes services from Gigya for its social media integration. Gigya integrates with more than 25 social media companies. By utilizing Gigya, Truli should gain support for Facebook, Linked In, Twitter, Google Plus, and many more with just one integration. Gigya manages the relationships with the social companies directly. By taking advantage of the Gigya relationship, Truli does not currently have to manage relationships with each of these companies and does not have to update its codebase when a social company makes a change to theirs. Gigya provides Truli with the following features:

●
Social Login – allows users to log in with one of their existing social media logins instead of using a custom Truli login. This should increase logins significantly and Truli is still able to capture user information with this process.

●	Social Plugins – Support for ratings / reviews / comments

●	Gamification – Support for badges (similar to Foursquare)

●	Social Identity Management – Keeps users’ contact info up to date (if they are using Social Login).

●	Share Plugins – Allows users to comment on videos on Truli and have them also appear online

●	Social Analytics – Reporting

Traffic Management and Scalability. Truli has outsourced all critical parts of the website allowing us to scale up and down as necessary. By doing so, we expect to be able to handle any level of traffic at any time, without having to purchase hardware and bandwidth to handle our peak levels. We believe we can handle almost any level of traffic almost instantly. Once the business stabilizes and we are able to predict traffic and growth, we may decide to provide some of these services in-house. Until then, we are able to remain lean by outsourcing these key components.

Company Infrastructure. Truli is also utilizing many cloud based / Software-as-a-Service (SAAS) systems for its internal infrastructure. These include:

●	Email / Calendar – Google Apps for Your Domain
●	Sales Lead Management – HighRise
●	Company Intranet / Project Management – Basecamp
●	Bug / Feature Tracking – On Time
●	Bulk Email – Mail Chimp

Utilizing these services enables us to be able to work anywhere, without having to maintain a complex internal network. All Truli employees are able to work from any location as long as they have an Internet connection and a telephone.

Security

No business model is without its challenges and threats to commitment to provide secure, quality service. Identifying these challenges means empowerment to prevent them. Truli has addressed such threats by partnering with some of the most sophisticated vendors in the field, leveraging encryption technologies that are innovative and secure.

Competition

We face significant competition from integrated online media companies, social networking sites, traditional print and broadcast media, search engines, and various e-commerce sites. Our competitors include many well-known and fully funded news and information websites and content providers. Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and/or content that may compete for the attention of our users, advertisers, developers, and publishers. We also compete with these companies to obtain agreements with third parties to promote or distribute our services. In addition, we compete with social media and networking sites which are attracting an increasing share of users, users’ online time and online advertising dollars.

Employees

As of March 31, 2013, we had one full-time employee, our Founder and Chief Executive Officer Michael Solomon. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

Our Website

Our website address is www.truli.net. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

The risk factors described below are not all-inclusive. All risk factors should be carefully considered when evaluating our business, results of operations, and financial position. We undertake no obligation to update forward looking statements or risk factors. There may be other risks and uncertainties not highlighted herein that may affect our financial condition and business operations.

Risks Related to the Company

We were formed on October 19, 2011 and have no operating history.

Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. There can be no assurance that we will ever achieve positive cash flow or profitability, or that if either is achieved, that it will be at the levels estimated by management.

Prior to the date of this Form 10-K, we have  not yet generated substantial revenue. Our failure to generate significant revenues would seriously harm our business. We anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. We expect to significantly increase our sales and marketing and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated June 28, 2013 on our consolidated financial statements for the year ended March 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.
There is no assurance that we will be able to attract and retain consumers to our website.

Our success depends upon our ability to obtain and retain consumers and generate income from advertisers and video-on-demand (VOD). There is no assurance that we will be able to attract prospective consumers to our website, that we will be able to retain consumers that we attract, or that we will be able to generate the revenue sufficient to meet our projections.

We will require additional capital to implement our business plan and marketing strategies.

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand will likely prove insufficient for our operational needs. We may therefore need additional financing for working capital purposes and need to seek additional financing. There is no assurance that additional financing will available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing, if required or sought, would be available on terms deemed to be acceptable by us, and in our best interests.

We may be unable to build, or continue to build, awareness of our brand, which could negatively impact our business, our ability to generate revenues, and/or cause our revenues to decline.

Our ability to build and maintain brand recognition is critical to attracting and expanding our online user base. In order to promote our brand, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brand effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

The Company relies on the proper and efficient functioning of its computer and database systems, and a malfunction could result in disruptions to its business.

The Company's ability to keep its business operating depends on the proper and efficient operation of its computer and database systems. Since computer and database systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems), the Company cannot guarantee that it will not experience such malfunctions or interruptions in the future. A significant or large-scale malfunction or interruption of one or more of its computer or database systems could adversely affect the Company's ability to keep its operations running efficiently. If a malfunction results in a wider or sustained disruption to its business, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Our systems may be subject to slower response times and system disruptions that could adversely affect our revenues.

Our ability to attract and maintain relationships with users, advertisers and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to users and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

●	occasional scheduled maintenance;
●	equipment failure;
●	traffic volume to our websites that exceed our infrastructure’s capacity; and
●	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.

Our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They may experience slow response times or decreased traffic for a variety of reasons. There may be instances where our online networks as a whole, or our websites individually, will be inaccessible. Also, slower response times can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches, many of which problems are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Such providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or websites, thereby reducing our advertising revenues.
Our networks may be vulnerable to unauthorized persons accessing our systems, viruses and other disruptions, which could result in the theft of our proprietary information and/or disrupt our Internet operations making our websites less attractive and reliable for our users and advertisers.

Internet usage could decline if any compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.

We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, which could reduce traffic on our networks or websites and result in decreased capacity for advertising space.

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and other similar events and natural disasters. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

If additional Shares are issued in the future, an investor’s ownership interest will be diluted.

The Company may elect to issue additional shares of common stock in the future including, without limitation, in connection with an additional capital raise. If the Company issues additional shares in the future, an Investors ownership interest in the Company will be diluted and such dilution may be substantial.

The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our intellectual property, licensing agreements, product candidates and business. Legal standards relating to the validity and scope of claims are still evolving. Therefore, the degree of future protection for our proprietary rights in our products is also uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

●	we may be subject to interference proceedings;

●	we may be subject to opposition proceedings in foreign countries;

●	any patents that are issued may not provide meaningful protection;

●	other companies may challenge patents licensed or issued to us or our suppliers;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed; and

●	enforcement of patents is complex, uncertain and expensive.

We cannot be certain that patents will be issued as a result of any pending applications, and we cannot be certain that any issued patents, whether issued pursuant to our pending applications or license, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from others, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

If Internet users do not interact with www.truli.net frequently or if we fail to attract new users to the site, our business and financial results will suffer.

The success of www.truli.net is largely dependent upon users constantly visiting the site for content. We need to attract users to visit our website frequently and spend increasing amounts of time on the website when they visit. If we are unable to encourage users to interact more frequently with truli.net and to increase the amount of user generated content they provide, our ability to attract new users to our website and increase the number of loyal users will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

We intend to generate our revenue almost entirely from advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

Although worldwide online advertising spending is growing steadily, it represents only a small percentage of total advertising expenditures. Advertisers will not do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be as widely accepted as a medium for advertising and the rate of advertising on the Internet increase, our ability to generate increased revenues could be adversely affected. We believe that growth in ad revenues will also depend on our ability to increase the number of pages on our website to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

New technologies could block Internet ads, which could harm our financial results.

Technologies have been developed, and are likely to continue to be developed, that can block the display of Internet ads. Ad-blocking technology may cause a decrease in the number of ads that we can display on our website, which could adversely affect our ad revenues and our financial results.

Our operating results may fluctuate, which makes comparing our operating results on a period-to-period basis difficult and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations.

If we fail to maintain and enhance awareness of our website, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our website is critical to achieving widespread acceptance of our services and to the success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market. Maintaining and enhancing our website may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our website, our traffic may decrease and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

Risks Related to Management

We are under the control of our management.

Our founder and CEO, Michael Jay Solomon, beneficially owns 77.9% of the issued and outstanding equity of the Company. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in the Company unless such investor is willing to place all aspects of the management of the Company in the existing management.

We Are Responsible For The Indemnification Of Our Officers And Directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Additional financing may be necessary for the implementation of our growth strategy.

We may require additional debt and/or equity financing to pursue our growth strategy.  Given our limited operating history and existing losses, there can be no assurance that additional financing will be available, or, if available, that the terms will be acceptable to us.  Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

Our success depends to a large extent upon the skill, experience, performance and abilities of our executive management and other key personnel.

The online affinity-based content aggregation and ecommerce industry is highly competitive and our success is dependent upon our ability to attract, maintain and integrate qualified development, acquisition, marketing, management and administrative personnel for which there is keen competition. In addition, the cost of retaining such personnel could escalate over time. There can be no assurance that we will be successful in attracting or retaining such personnel. New employees require extensive training and typically take many months to achieve full productivity.

Risks Related to Investment in our Company

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline following this offering at a time when you want to sell your holdings.

Our common stock is traded on the OTCQB under the symbol TRLI. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	expiration of lock-up agreements;

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our licensees and our advisors;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our products;

●	investor perceptions of the our industry in general and our company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	sales of our common stock, including sales by our directors, officers or significant stockholders; and

●	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit an investor’s ability to sell our common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to June 2012, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future Sales Of Our Equity Securities Could Put Downward Selling Pressure On Our Securities, And Adversely Affect The Stock Price.

There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Risks Related to the Industry

The affinity-based content aggregation and ecommerce industry is highly competitive.

We will be in competition with other current or potential regional, national and international companies that may offer similar services to ours. Our current competitors include Sky Angel, HopeTV, Harvest-TV, Streaming Faith, Hulu, YouTube, Pandora, Rhapsody as well as thousands of small Christian-focused web sites. Additionally, ministries providing content to the Company may also distribute their content through other mediums such as cable TV, similar online companies, their own web site, YouTube and others. It is possible that additional online media content competitors who do not directly compete with us will elect to compete in our field or emerge in the future, some of which may be larger and have greater financial and operating resources than we do. There can be no assurance that we will be able to compete against such other competitors in light of the rapidly evolving, highly competitive marketplace for these services. Our failure to maintain and enhance our competitive position could reduce our market share, decrease our profit margin and cause our revenues to grow more slowly than anticipated or not at all.

Piracy.

Online media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of online video content. The proliferation of unauthorized copies of these products will likely continue, and if it does, could have an adverse effect on the Company’s business, because these products could reduce the revenue the Company receives from its products. Additionally, in order to contain this problem, the Company may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy

Non-Exclusive Content.

Certain contracts with content providers are “non-exclusive”. As a result, content providers may be able to deliver and distribute content which is available on the Truli website, through other websites including, without limitation, our direct competitors. In addition, certain of the content available on the Truli website is also available generally to the public on cable television, YouTube.com or other file sharing websites, among others. The lack of exclusive content on our website could be harmful to our ability to compete in the marketplace which could adversely affect our results of operations.

Changes in technology.

The online industry in general, continues to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, the Company cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the profitability of the its online content and/or the Company’s business in general. Examples of such advances include downloading and streaming from the Internet onto cellular phone or other mobile devices. Other online companies may have larger budgets to exploit these growing trends. The Company cannot predict how it or its business partners will financially participate in the exploitation of its content through these emerging technologies or whether the Company or its business partners have the right to do so for all of its content. If the Company or its business partners cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on the Company’s revenues and therefore on the Company’s business, financial condition and results of operations.

Intellectual property infringement claims.

One of the risks of the online media content business is the possibility that others may claim that such content misappropriates or infringes the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. The Company is likely to receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect the Company’s business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on the Company’s business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. The Company cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all. Any of these occurrences could have a material adverse effect on the Company’s revenues and therefore on the Company’s business, financial condition and results of operations.

As a distributor of content over the Internet, we face potential liability for legal claims based on the nature and content of the materials that we distribute.

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks.

In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post un-moderated comments and opinions. Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services.

As a distributor of media content, the Company may face potential liability for:

●	defamation;
●	invasion of privacy;
●	negligence;
●	copyright or trademark infringement (as discussed above); and
●	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company’s business, results of operations and financial condition.

International Risk.

The Company hopes to derive revenue from overseas markets and will therefore be subject to risks inherent in the international distribution of media content, all of which are beyond the Company’s control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
●	differing cultural tastes and attitudes, including varied censorship laws;
●	differing degrees of protection for intellectual property;
●	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;
●	the instability of foreign economies and governments;
●	fluctuating foreign exchange rates; and
●	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect revenues from non-U.S. sources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in regulations could adversely affect our business and results of operations.

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

●	privacy, data security and use of personally identifiable information;
●	copyrights, trademarks and domain names; and
●	marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:

●	decrease the growth rate of the Internet;

●	reduce our revenues;
●	increase our operating expenses; or
●	expose us to significant liabilities.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to decline. We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

Future government regulation may impair our ability to market and sell our services.

Our current and planned services are subject to federal, state, local and foreign laws and regulations governing virtually all aspects of our business and product offerings. As we offer existing products and services or introduce new ones commercially, it is possible that governmental authorities will adopt new regulations that will limit or curtail our ability to market and sell such products. We may also incur substantial costs or liabilities in complying with such new governmental regulations. Our potential customers and distributors, almost all of which operate in highly regulated industries, may also be required to comply with new laws and regulations applicable to products such as ours, which could adversely affect their interest in our products.

Our operating results are vulnerable to adverse conditions affecting southern California.

Our principal executive office is located in Beverly Hills, California. Thus, our operating results are vulnerable to natural disasters or other casualties and to negative economic, competitive, demographic and other conditions affecting Southern California. We believe that our insurance coverage is in accordance with industry standards. However, insurance proceeds may not adequately compensate for all economic consequences of any loss. Should a loss occur, we could lose both our invested capital and anticipated profits from affected facilities.

ITEM 2. PROPERTIES

Our corporate telephone number is (310) 274-0224 and our fax number is (310) 274-2252. Questions and requests for additional information should be addressed to Michael Solomon at 515 Chalette Drive, Beverly Hills, CA 90210.  Subsequent to the year ended March 31, 2013 the Company changed the location of its business headquarters from 468 N. Camden Drive, Suite 200, also in Beverly Hills, CA.

ITEM 3. LEGAL PROCEEDINGS

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief.  The amount of any ultimate liability from such claims cannot be determined.  However, there are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 28, 2013, the closing price of our common stock was $0.043.

Our common stock is quoted to trade on the OTC QB under the symbol “TRLI.” The following table reflects the high and low bids for our common stock for periods indicated below. The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal year ended March 31, 2013
For the period ended March 31, 2013	$0.83	$0.06
For the period ended December 31, 2012	0.83	0.07
For the period ended September 30, 2012	0.10	0.05
For the period ended June 30, 2012	0.07	0.05

	High	Low
Fiscal year ended March 31, 2012
For the period ended March 31, 2012	$0.24	$0.24
For the period ended December 31, 2011	0.79	0.24
For the period ended September 30, 2011	0.83	0.07
For the period ended June 30, 2011	0.10	0.05

Holders

As of June 28, 2013, there were 97 holders of record of our common stock.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2013 and 2012 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this prospectus. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this prospectus. See “Special Note Regarding Forward Looking Statements.”

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.  As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Truli believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Truli and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. The following accounting policy is critical to understanding and evaluating our reported financial results:

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through March 31, 2013, the Company has accumulated losses from operations of $2,170,710.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 1,056,000 and nil outstanding common share equivalents at March 31, 2013 and 2012, respectively.

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

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instrument.

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

RESULTS OF OPERATIONS – FISCAL YEAR ENDED MARCH 31, 2013 AS COMPARED TO THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH MARCH 31, 2012

The Company had no revenue for the fiscal year ended March 31, 2013, for the period October 19, 2011 (date of inception) through March 31, 2012 and for the period October 19, 2011 (date of inception) through March 31, 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated substantial revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $1,054,286 for the fiscal year ended March 31, 2013 (a twelve month period), principally related to website development and marketing costs ($368,447) and  legal and accounting costs associated with the start-up of the business ($227,315). As well we incurred a non- cash compensation charges of $163,661 related to the issuance of stock options to contractors. For the period from October 19, 2011 (date of inception) through March 31, 2012 (a five month period) we incurred costs of $1,031,287. The Company does not anticipate that this will represent a reliable indicator of future performance because this precedes the launch of our website. Future costs are expected to be more heavily weighted towards marketing and promotion instead of development related.

During the fiscal year ended March 31, 2013 and for the period from October 19, 2011 (date of inception) through March 31, 2013, the Company charged to operations interest expense of $60,137 on borrowings from its officer for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date it has raised $536,542 pursuant to investments reflected by an unsecured note from its Founder and Chief Executive Officer and $42,975 from other long-term notes payable. The note, which may be increased as additional funds may be advanced to Truli by its Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ended March 31, 2013.

Effective February 5, 2013, the Company and its Founder and Chief Executive Officer settled $1,200,000 of this Note Payable together with accrued interest into 22,153,847 shares of common stock valued at $0.054 per share.

Financing activities provided $238,475 to the Company during the fiscal year ended March 31, 2013. As of March 31, 2013, Truli had an accumulated deficit of $2,170,710.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the consolidated financial statements or notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at March 31, 2013 and 2012	F-2

    Consolidated Statements of Operations  for the Year Ended March 31, 2013, for the period from October 19, 2011 (date of inception) through March 31, 2012 and for the period from October 19, 2011 (date of inception) through March 31, 2013
F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the period from October 19, 2011 (date of inception) through March 31, 2013	F-4

    Consolidated Statements of Cash Flows for the Year Ended March 31, 2013, for the period from October 19, 2011 (date of inception) through March 31, 2012 and for the period from October 19, 2011 (date of inception) through March 31, 2013
F-5

Notes to the Consolidated Financial Statements	F-6 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Truli Media Group, Inc.
(formerly SA Recovery Corp.)

We have audited the accompanying consolidated balance sheets of Truli Media Group, Inc. (formerly SA Recovery Corp.) (the “Company”), a development stage Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2013, for the period from October 19, 2011 (date of inception) through March 31, 2012 and for the period from October 19, 2011 (date of inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Truli Media Group, Inc. (formerly SA Recovery Corp.) as of March 31, 2013 and 2012, and the consolidated results of operations, deficit and cash flows for the year ended March 31, 2013, for the period from October 19, 2011 (date of inception) through March 31, 2012 and for the period from October 19, 2011 (date of inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the accompanying consolidated financial statements, the Company is a development stage Company, has not generated revenue since operations, has experienced significant losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
June 28, 2013

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,296	$-
Prepaid expenses	77,033	-
Total Current Assets	78,330	-

Total Assets	$78,330	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$116,057	$88,213
Accrued interest, related party	25,401	-
Notes payable - officers	536,542	943,074
Total Current Liabilities	678,000	1,031,287

Long-Term Liabilities:
Summit Trading LTD	42,975	-
Total Liabilities	720,975	1,031,287

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and 2012	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 83,651,493 and nil shares issued and outstanding as of March 31, 2013 and 2012, respectively	83,652	-
Additional paid in capital	1,444,412	8,502
Common stock to be issued	-	44,400
Common stock to be cancelled	-	(58,976)
Deficit accumulated during development stage	(2,170,710)	(1,025,213)
Total stockholders’ deficit	(642,646)	(1,031,287)
Total Liabilities and Stockholders’ Deficit	$78,330	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,	For the Period From October 19, 2011 (date of inception) to March 31,	For the Period From October 19, 2011 (date of inception) to March 31,
	2013	2012	2013
Operating expenses:
Selling, general and administrative	$1,054,286	$1,031,287	$2,085,572
Total operating expenses	1,054,286	1,031,287	2,085,572
Loss from operations	(1,054,286)	(1,031,287)	(2,085,572)

Other income (expenses):
Interest expense	(60,137)	-	(60,137)
Total non-operating expenses	(60,137)	-	(60,137)

Loss from operations before income taxes	(1,114,423)	(1,031,287)	(2,145,709)
Provision for income taxes	-	-	-
Net loss	$(1,114,423)	$(1,031,287)	$(2,145,709)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average common shares – basic and diluted	55,903,130	37,286,963

The accompanying notes are an integral part of these consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH MARCH 31, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	$44,400	(58,976,400)	$(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Common stock issued upon debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,422)
Balance as of March 31, 2013	83,651,493	$83,652	-	$-	-	$-	$1,444,412	$(2,170,710)	$(642,646)

The accompanying notes are an integral part of these consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	For the period from October 19, 2011 (date of inception) to March 31,	For the period from October 19, 2011 (date of inception) to March 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(1,114,423)	$(1,031,287)	$(2,145,710)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	597,968	943,074	1,541,042
Imputed interest on related party notes	34,203	-	34,203
Fair value of vested stock options	163,661	-	163,661
Common stock issued for services rendered	105,200	-	105,200
Changes in operating assets and liabilities:
Prepaid expenses	(77,033)	-	(77,033)
Accounts payable and accrued liabilities	53,245	88,213	141,458
Net cash used in operating activities	(237,179)	-	(237,179)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	42,975	-	42,975
Proceeds from notes payable, related party	195,500	-	195,500
Net cash provided by financing activities	238,475	-	238,475

Net increase in cash and cash equivalents	1,296	-	1,296

Cash and Cash Equivalents, beginning of period	-	-	-

Cash and Cash Equivalents, end of period	$1,296	$-	$1,296

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$25,000	$-	$25,000
Issuance of common stock from common stock to be issued	$44,400	$-	$44,400
Cancelation of common stock	$58,976	$-	$58,976
Common stock issued upon conversion of debt	$1,200,000	$-	$1,200,000

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8A. NOTES TO CONSOLIDATED FINANTIAL STATEMENTS

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

Merger and Corporate Restructure

On June 13, 2012, Truli Media Group, Inc., an Oklahoma Corporation (Truli Inc. – formerly known as SA Recovery Corp) entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000[1] shares of Truli Inc.’s common stock, or approximately 74% of the fully diluted issued and outstanding common stock of Truli Inc.

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

Pursuant to the Reorganization Agreement the Company has, (1) cancelled 58,976,400[1] shares of Truli Inc. common stock, (2) issued 44,400,000[1] shares of Truli Inc common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the prior Registrant’s accumulated deficit, including forgiveness of related party debt and record recapitalization of Registrant.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Assets:	$-
Liabilities:
Net liabilities assumed	$-
Total consideration:	$-

[1] All share and per share data presented herein reflect the impact of stock dividend in form (forward stock split in substance) of 1:1 effective August 10, 2012 and 1.2:1 effective March 13, 2013.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through March 31, 2013, the Company has accumulated losses from operations of $2,170,710.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 1,056,000 and nil outstanding common share equivalents at March 31, 2013 and 2012, respectively.

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

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instrument.

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

Stock-based compensation expense related to vested options was $163,661 during the fiscal year ended March 31, 2013.

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

Recent Updates

On April 26, 2013, Jon Garfield resigned from the Board of Directors of the Company.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recently Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced the Company the sum of $536,542 in the form of an unsecured term note payable as of March 31, 2013. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital till September 29, 2012. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $25,401 for the fiscal year ended March 31, 2013 and credited to the accrued interest, related party.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012.

Effective February 5, 2013, the Company and its founder settled total of $1,200,000 in outstanding of this Note Payable together with accrued interest into 22,153,847 (post- forward stock split) shares of common stock at $0.054 per share.

NOTE 3 — NOTES PAYABLE, LONG TERM

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the period ending March 31, 2013, the Company issued seven 5% promissory notes to the investor in total amount of $42,975, and recorded an interest expense of $533.

NOTE 4 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through March 31, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $2,170,710 and a working capital deficit (current liabilities exceeded current assets) at March 31, 2013 of $599,670. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its Managing Member and Founder to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might necessary should the Company be unable to continue as a going concern.

NOTE 5- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of $0.001 par value common stock. As of March 31, 2013 and 2012 the Company had 83,651,493 and nil shares of common stock issued and outstanding, respectively.

Effective August 10, 2012 the Company completed a one share for each existing share stock dividend of its common stock, Per Para 25-3 of "ASC 505-20 Stock Dividend and Stock Split", since the issuance of additional shares on account of 1:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, transaction has been accounted for as a "Forward Stock Split of 1:1".

Effective March 13, 2013, the Company completed a 1.2 share for each existing share stock dividend of its common stock, Per Para 25-3 of "ASC 505-20 Stock Dividend and Stock Split", since the issuance of additional shares on account of 1.2:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, transaction has been accounted for as a "Forward Stock Split of 1.2:1".

All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the August 10, 2012 and March 13, 2013 stock dividend in substance as a stock split.

The Company issued on August 16, 2012, 44,400,000 shares (post forward stock split) of its common stock as a consideration for the 100% membership interest in Truli Media Group, LLC to the members.

The Company on August 17, 2012, as per Reorganization Agreement has also cancelled 58,976,400 shares (post forward stock split), leaving a current outstanding share number as of such date of 59,997,526 (post forward stock split).

During the fiscal year ended March 31, 2012, the Company issued 300,000 shares of its common stock for legal services valued at $0.083 per share. These shares were issued effective February 5, 2013.

On February 5, 2013, the Company and its founder settled total of $1,200,000 in outstanding of this Note Payable together with accrued interest into 22,153,847 shares of common stock at $0.054 per share.

On February 8, 2013, the Company entered into a Consulting agreement pursuant to which the Company issued and deliver 1,200,000 shares of its common stock valued at $0.067 per share.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value common stock. As of March 31, 2013 and 2012 the Company has no shares of preferred stock issued and outstanding.

NOTE 6 - STOCK OPTIONS

On December 17, 2012, the Company granted 3,738,000 options with an exercise price of $0.17 per share under the Truli Media Group 2012 Directors, Officers, Employees and Consultants Stock Option Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.17	3,738,000	4.72	$0.17	1,056,000	$0.17

The stock option activity for the fiscal year ended March 31, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2012	-	$-
Granted	3,738,000	0.17
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2013	3,738,000	$0.17

Stock-based compensation expense related to vested options was $163,661 during the fiscal year ended March 31, 2013. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model with weighted average assumptions for options granted during the fiscal year ended March 31, 2013, including risk-free interest rates of 0.74% – 0.77%, volatility of 249% - 270%, expected lives of 4.75 - 5 years, and dividend yield of 0%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2013 and 2012, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31, 2013	March 31, 2012
Accrued legal fees	$78,074	$88,213
Accrued consulting fees	10,200	-
Accrued advertising and promotions	13,926	-
Accrued interest	532	-
Others	13,325	-
	$116,057	$88,213

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

Effective April 26, 2013, Jon Garfield resigned from the Board of Directors of Truli Media Group.

NOTE 10 – Income Tax

The Company has had losses to date, and therefore has paid no income taxes. There is no temporary timing difference in the recognition of income and expenses for financial reporting and tax purposes, and there is no permanent difference. The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At March 31, 2013, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,366,000, which expires in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2033	$1,366,000

Tax Asset	599,000
Less valuation allowance	(599,000)
Balance	$—

Net operating loss carry forwards 2013 (estimated)	$1,366,000
Balance	$1,366,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of March 31, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.00%
State income taxes rate	8.84%

Effective tax rate	43.84%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$1,366,000
Subtotal	1,366,000
Valuation allowance	(1,366,000)

Net Deferred Tax Asset (Liability)	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of March 31, 2013. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2013.

For the year ended March 31, 2013, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

1)	The Company did not have adequate procedures to completely and accurately document the elements of certain debt and equity transactions which were effected during the year, and

2)
The Company simply did not have enough individuals with financial reporting experience to adequately address the unexpected lack of documentation and to prepare its financial reports on a timely basis.

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

Remediation of Previously Identified Material Weakness

During the fiscal year ended March 31, 2013, management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions are now reviewed both with the Company’s Chief Executive Officer and an outsourced accounting group who make certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

As of the close of the fiscal year ended March 31, 2013, the Company still did not have enough internal individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis, however the Company has now engaged an outsourced professional accounting group who reviews all financial transactions of the Company which provides sufficient disclosure and accountability to its board of directors.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended March 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements included in this Form 10-K are fairly stated, in all material respects, in accordance with US GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of March 31, 2013 for the deficiencies set forth above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Certifying Officers, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of June 27, 2013.

Name	Age	Position(s)
Michael Jay Solomon	75	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer
Dr. Varun Soni	39	Director
Marty Pompadur	78	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Biographical information for our directors and executive officers are as follows:

Michael Jay Solomon has served as, President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer since June 13, 2012. Michael began his career in film distribution by loading films onto trucks for United Artists at the age of 18. By age 30, he had become MCA/Universal’s youngest vice president, and eventually shouldered all international responsibilities for the studio. After 8 years with United Artists and 14 years with MCA, he co-founded Telepictures Corporation, responsible for creating TV syndication. Telepictures went on to become the largest U.S. television syndication company and one of the largest international television distribution companies, as well as the owner and operator of six television stations in the U.S. Telepictures became a public company (NASDAQ) after only 14 months under Michael’s leadership as Chairman and CEO. When Telepictures merged with Lorimar to form Lorimar Telepictures Corp. (American Stock Exchange), he became the new company’s President and served on its Board of Directors. He led Lorimar Telepictures to become the largest television production and distribution company in the world, producing TV series such as Dallas, Falcon Crest, Knot’s Landing and many more at their studios (formerly the MGM Studios, now SONY Studios). When Warner Bros. acquired Lorimar Telepictures, Michael became President of Warner Bros. International Television, heading up the company’s sales and marketing to television, cable and satellite companies internationally. Under his leadership, Warner Bros. became the largest TV program distribution company in the world by a full 250 percent over its competitors. Michael was a co-founder of HBO OLE (now HBO Latin America), the leading premium-TV service in Latin America, and opened the door to Western programming in China, Russia, India and many more third-world countries. Michael serves on the Board of Overseers of New York University’s Stern School of Business (25 years), is a Founder of The Sam Spiegel Film & Television School in Jerusalem, and was Founding Chairman of The Jerusalem Foundation of the West Coast of the United States. He was educated at New York University’s Stern School of Business and Boston’s Emerson College, where he was awarded an honorary Doctor of Law degree. He is a member of the international honor society Beta Gama Sigma where membership is the highest recognition a business student can receive.  Mr. Solomon was selected to serve as a director due to his deep familiarity with our business, our industry and his extensive entrepreneurial background.

Dr. Varun Soni has served as a director of the Company since November 19, 2012.  Dr. Soni is the Dean of Religious Life at the University of Southern California (USC). He is a University Fellow at USC Annenberg's Center on Public Diplomacy, an Adjunct Professor at USC's School of Religion, and a member of the State Bar of California, the American Academy of Religion, and the Association for College and University Religious Affairs. He serves on the advisory board for the Center for Muslim-Jewish Engagement, the Journal for Interreligious Dialogue, CrossCurrents, Hindu American Seva Charities, and the Parliament of the World's Religions. Prior to joining USC, he spent four years teaching in the Law and Society Program at UC Santa Barbara. He produced the acclaimed graphic novel Tina's Mouth: An Existential Comic Diary by Keshni Kashyap (Houghton Mifflin Harcourt, 2011), which is currently being adapted for television.  He also produced and hosted his own radio show on KPFK-Pacifica that showcased music from South Asia and its diaspora. He holds degrees in religion from Tufts University, Harvard Divinity School, UC Santa Barbara, and the University of Cape Town, as well as a law degree from UCLA School of Law.  Dr. Soni was selected to serve as a director due to familiarity and expertise in the field of religious living.

Marty Pompadur has serviced as a director of the Company since January 24, 2013. Mr. Pompadur joined News Corporation in June 1998 as its Executive Vice President, and as President of News Corporation Eastern and Central Europe, and was a member of News Corporation's Executive Management Committee.  He was appointed Chairman of News Corp. Europe in January 2000, a position he held until 2008.   Mr. Pompadur was Chairman and Chief Executive Officer of RP Companies from 1982 to 2007, and has held executive positions at several other media companies including American Broadcasting Companies, Inc. and the Ziff Corporation. He is currently Senior Advisor to Oliver Wyman; Global Vice Chairman of Media and Entertainment at Macquarie Capital Advisors; and Chairman of Metan Development Group, a company engaged in various media activities in China.  He also serves on the Board of Nexstar Broadcasting Group, Inc. and IMAX Corporation. Mr. Pompadur was selected to serve as a director due to his vast business and broadcasting experience.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than ten percent of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes of ownership with the SEC. To the best of our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us, we believe that during the fiscal year ended March 31, 2013 the following officers, directors and 10% stockholders were late in their filings: Michael Jay Solomon, Martin Pompadur and Varun Soni.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the company.  We intend to adopt a code of ethics during the fiscal year ended March 31, 2013.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives and Philosophy of our Executive Compensation Program

We do not have a standing compensation committee. Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

●	attract, retain and motivate skilled and knowledgeable individuals;
●	ensure that compensation is aligned with our corporate strategies and business objectives;
●	promote the achievement of key strategic and financial performance measures by linking short-term and
●	long-term cash and equity incentives to the achievement of measurable corporate and individual performance
●	goals; and
●	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our board of directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive’s overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also generally provide a portion of our executive compensation in the form of options that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are base salaries and option grant incentive awards, although the board of directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit. We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely extensively on benchmarking against our competitors in making compensation related decisions, although we may consider industry compensation trends as one of many factors in our case-by-case determination of proper compensation.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives will typically be made in the form of options or warrants. We believe that equity grants in the form of options or warrants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders.

Cash bonuses

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits and other compensation

Our named executive officers are permitted to participate in such health care, disability insurance, bonus and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the date of this report, we have not implemented any such employee benefit plans.

Executive Compensation

As discussed above, we have agreed to pay the Named Executive Officers an annual salary. Base salary may be increased from time to time with the approval of the board of directors. The following table summarizes the current agreed annual salary of each of the named executive officers.

Name	Annual Salary
Michael Jay Solomon	$375,000	*

*Michael Jay Solomon, President and Chief Executive Officer – We have agreed to pay Mr. Solomon an annual salary of $375,000. Currently Mr. Solomon has agreed to not take any salary while the Company begins its operations and reaches profitability.

Grants of Plan-Based Awards Table

The Company currently does not participate in any equity award plan. During the last two full fiscal years and any interim period, we did not grant any equity awards under any equity award plan.

Warrant and Option Exercises

In December 2012, the Company granted 3,738,000 (post forward stock split) options to consultants. The options are exercisable at a weighted average price of $0.17 and have a 3 year vesting period and 5 year life, from the date of issue.

Nonqualified Deferred Compensation

We currently offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees, including the named executive officers.

Compensation of Directors

We intend to use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation. None of our officers serve on the board of any other entity whose executive officer serves on our board of directors.

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Form 10-K.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2013, and our fiscal year ended March 31, 2012, for (i) our Chief Executive Officer, Michael Jay Solomon, and (ii) three additional individuals who are former executive officers but were not serving as an executive officer at the end of the fiscal year ended March 31, 2013 (collectively, our “named executive officers”).

Position	Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Michael Jay Solomon	March 31, 2013	--	--	--	--	--
	March 31, 2012	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

NARRATIVE DISCLOSURE OF COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE COMPANY’S RISK MANAGEMENT

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

None.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our directors during the fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Jay Solomon	-	-	-	-	-
Martin Pompadur	-	-	-	-	-
Varun Soni	-	-	-	-	-

NARRATIVE TO DIRECTOR COMPENSATION TABLE

Non-employee director compensation for a new director is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of June 28, 2013 by:

●	Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

●	Each person who beneficially owns outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned
Executive Officers and Directors
Michael Jay Solomon	65,443,847	77.9%
Martin Pompadur	--	--
Varun Soni	--	--
All directors and named executive officers as a group (3 individuals)	65,443,847	77.9%

5% or More Shareholders

(1) Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or convertible or exercisable, convertible or issuable within 60 days of June 27, 2013, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 43,243,847 shares owned directly by Michael Solomon and 22,200,000 shares owned by Solomon Family Trust dated December 21, 1989.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2013, except as set forth below, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

The Company’s Founder and Chief Executive Officer has advanced the Company the sum of $536,542 in the form of an unsecured term note payable as of March 31, 2013. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital till September 29, 2012. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $25,401 for the fiscal year ended March 31, 2013 and credited to the accrued interest, related party.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012.

Effective February 5, 2013, the Company and its founder settled total of $1,200,000 in outstanding of this Note Payable together with accrued interest into 22,153,847 (post- forward stock split) shares of common stock at $0.054 per share.

Management Agreement

Pursuant to the Reorganization Agreement between the Company and Truli LLC, the Company will enter into a management agreement with Michael Jay Solomon, our CEO, and Solomon Entertainment Enterprises, LLC, of which Mr. Solomon is a principal.  As of March 31, 2013 the Company had not yet completed this agreement.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company does not have any independent directors on its Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Fees

 Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2013 and 2012 were:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Audit fees	$32,500	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$32,500	$-

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements: The list of financial statements required by this item is set forth in Item 8.

(2) Financial Statement Schedules: All financial statement schedules called for under Regulation S-X are not required under the related instructions, are not material or are not applicable and, therefore, have been omitted or are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K:  [needs to be a complete list of all exhibits]

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

Dated: July 1, 2013	TRULI MEDIA GROUP, INC.
	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)