Form 10-K/A
period 2013-03-31
Truli Media Group, Inc.
filed 2013-08-14
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Truli Media Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to include the conformed signatures of the Company’s directors which were inadvertently omitted and update the exhibit index to include the XBRL files to its Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission on July 1, 2013 (the “Original Filing”).. No other revisions or amendments have been made to the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Truli Media Group, Inc.
(formerly known as SA Recovery Corp.)

ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED MARCH 31, 2013

PART I

Forward Looking Statements

Information included in this Annual Report on Form 10-K/A (the “Form 10-K/A”) contains forward-looking statements. All statements, other than statements of historical facts included in this Form 10-K/A regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K/A under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K/A, the terms "we", "us", "our", “Truli”, and the "Company" means Truli Media Group, Inc., an Oklahoma corporation, its wholly-owned subsidiary Truli Media Group, LLC, a Delaware limited liability company and its other wholly-owned subsidiaries, unless otherwise stated herein .

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

Prior to the date of this Form 10-K/A, we have  not yet generated substantial revenue. Our failure to generate significant revenues would seriously harm our business. We anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. We expect to significantly increase our sales and marketing and general and administrative expenses. As a result of these additional expenses, we must significantly increase our revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal year ended March 31, 2013 included in this Annual Report on Form 10-K/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements included in this Form 10-K/A are fairly stated, in all material respects, in accordance with US GAAP.

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

Compensation Committee Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors has recommended that this Compensation Discussion and Analysis be included in this Form 10-K/A.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A.

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

(b) The following documents are filed as exhibits to this Annual Report on Form 10-K/A:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
———————
*
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2013	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Jay Solomon	Chief Executive Officer, President, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)	August 14, 2013
Michael Jay Solomon

/s/ Varun Soni	Director	August 14, 2013
Dr. Varun Soni

/s/ Marty Pompadur	Director	August 14, 2013
Marty Pompadur