Form 10-Q
period 2013-06-30
Truli Media Group, Inc.
filed 2013-08-15
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 6, 2013 the number of shares of the registrant’s common stock outstanding was 84,251,493.

TABLE OF CONTENTS

Part I - Financial Information		Page numbers

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, and for the period October 19, 2011 (Inception) to June 30, 2013	4
	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through June 30, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and for the period October 19, 2011 (date of inception) to June 30, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

Part II – Other Information		16
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	Signatures	16

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$834	$1,296
Prepaid expenses	56,983	77,033
Total Current Assets	57,817	78,330

Total Assets	$57,817	$78,330

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$124,935	$116,057
Accrued interest, related party	31,027	25,401
Notes payable - officers	591,446	536,542
Total Current Liabilities	747,407	678,000

Long-Term Liabilities:
Summit Trading Ltd.	42,975	42,975
Total Liabilities	790,382	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 84,051,493 and 83,651,493 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	84,052	83,652
Additional paid in capital	1,474,608	1,444,412
Deficit accumulated during development stage	(2,291,225)	(2,170,710)
Total stockholders’ deficit	(732,565)	(642,646)
Total Liabilities and Stockholders’ Deficit	$57,817	$78,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,	Three months ended June 30,	For the Period From October 19, 2011 (date of inception) to June 30,
	2013	2012	2013
Operating expenses:
Selling, general and administrative	$114,354	$182,812	$2,199,926
Total operating expenses	114,354	182,812	2,199,926
Loss from operations	(114,354)	(182,812)	(2,199,926)

Other income (expenses):
Interest expense	(6,161)	(22,168)	(66,298)
Total other expenses	(6,161)	(22,168)	(66,298)

Loss from operations before income taxes	(120,515)	(204,980)	(2,266,224)
Provision for income taxes	-	-	-
Net loss	$(120,515)	$(204,980)	$(2,266,224)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares – basic and diluted	83,847,097	37,288,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

							Additional	Deficit accumulated during	Total
	Common stock		Common stock to be issued		Common stock to be cancelled		Paid in	Development	Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	$44,400	(58,976,400)	$(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Common stock issued upon debt conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-	-	-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock issued for services	400,000	400	-	-	-	-	17,000	-	17,400
Fair value of vested stock options	-	-	-	-	-	-	13,196	-	13,196
Net loss	-	-	-	-	-	-	-	(120,515)	(120,515)
Balance as of June 30, 2013	84,051,493	$84,052	-	$-	-	$-	$1,474,608	$(2,291,225)	$(732,565)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,	Three months ended June 30,	For the Period From October 19, 2011 (date of inception) to June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(120,515)	$(204,980)	$(2,266,225)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,904	130,945	1,565,946
Imputed interest on related party notes	-	22,168	34,203
Fair value of vested stock options	13,196	-	176,857
Common stock issued for service	17,400	-	122,600
Changes in operating assets and liabilities:
Prepaid expenses	20,050	-	(56,983)
Accounts payable and accrued liabilities	14,503	51,867	155,961
Net cash used in operating activities	(30,462)	-	(267,641)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	-	42,975
Proceeds from notes payable, related party	30,000	-	225,500
Net cash provided by financing activities	30,000	-	268,475

Net (decrease) increase in cash and cash equivalents	(462)	-	834

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$834	$-	$834

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$-	$44,400
Cancelation of common stock	$-	$-	$58,976
Common stock issued upon debt conversion	$-	$-	$1,200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X and with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2013 consolidated financial statements and footnotes.

Merger and Corporate Restructure

On June 13, 2012, Truli Media Group, Inc., an Oklahoma Corporation (Truli Inc. – formerly known as SA Recovery Corp) entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000 [1] shares of Truli Inc.’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli Inc.

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

Pursuant to the Reorganization Agreement the Company has, (1) cancelled 58,976,400 [1] shares of Truli Inc. common stock, (2) issued 44,400,000 [1] shares of Truli Inc common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the prior Registrant’s accumulated deficit, including forgiveness of related party debt and record recapitalization of Registrant.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through June 30, 2013, the Company has accumulated losses from operations of $2,291,225.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of June 30, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 1,056,000 and nil outstanding common share equivalents at June 30, 2013 and 2012, respectively.

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

Stock-based compensation expense related to vested options was $13,196 and $nil during the three months ended June 30, 2013 and 2012, respectively. For the period from October 19, 2011 (date of inception) through June 30, 2013, the Company charged to operations stock based compensation expense related to vested options of $176,857.

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

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced the Company the sum of $591,446 in the form of an unsecured term note payable as of June 30, 2013. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital till September 29, 2012. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $25,401 for the fiscal year ended March 31, 2013, and $5,625 for the three months ended June 30, 2013, and credited to the accrued interest, related party.

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

NOTE 3 — NOTES PAYABLE, LONG TERM

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the period ending June 30, 2013, the Company issued seven 5% promissory notes to the investor in total amount of $42,975. As of June 30, 2013 and March 31, 2013, the Company had balance outstanding in the note payable of $42,975.

During the three months ended June 30, 2013 and 2012, the Company recorded an interest expense of $536 and $nil, respectively. For the period from October 19, 2011 (date of inception) through June 30, 2013, the Company recorded interest expense of $1,069. As of June 30, 2013 and March 31, 2013, the Company had accrued interest of $1,069 and $533, respectively.

NOTE 4 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $2,291,225 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2013 of $689,590. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its Managing Member and Founder to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might necessary should the Company be unable to continue as a going concern.

NOTE 5- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of $0.001 par value common stock. As of June 30, 2013 and March 31, 2013 the Company had 84,051,493 and 83,651,493 shares of common stock issued and outstanding, respectively.

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

During the three months ended June 30, 2013, the Company issued 400,000 shares of its common stock for services valued at $17,400.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value common stock. As of June 30, 2013 and March 31, 2013 the Company has no shares of preferred stock issued and outstanding.

NOTE 6 - STOCK OPTIONS

On December 17, 2012, the Company granted 3,738,000 options with an exercise price of $0.17 per share under the Truli Media Group 2012 Directors, Officers, Employees and Consultants Stock Option Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.17	3,738,000	4.35	$0.17	1,056,000	$0.17

The stock option activity for the three months ended June 30, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	3,738,000	$0.17
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at June 30, 2013	3,738,000	$0.17

Stock-based compensation expense related to vested options was $13,196 during the three months ended June 30, 2013. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model with weighted average assumptions for options granted during the three months ended June 30, 2013, including risk-free interest rates of 1.41%, volatility of 285%, expected lives of 2 to 5 years, and dividend yield of 0%.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2013 and March 31, 2013, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30,	March 31,
	2013	2013
	(Unaudited)
Accrued legal fees	$69,116	$78,074
Accrued consulting fees	38,700	10,200
Accrued advertising and promotion	-	13,926
Accrued interest	1,069	532
Other	16,050	13,325
	$124,935	$116,057

NOTE 8 – SUBSEQUENT EVENTS

On July 25, 2013, the Company issued 200,000 shares of its common stock for services valued at $8,000.

On July 26, 2013, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") pursuant to which the Investor purchased an 8% Convertible Debenture for an aggregate purchase price of $100,000 (the "Debenture"). The Debenture bears interest at a rate of 8% per annum and is payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted) and the earlier of (i) July 26, 2014 or (ii) one (1) business day after the consummation of a Subsequent Financing (as defined and described in the Agreement). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the Debenture then outstanding by an amount equal to the interest then due and payable. The Debenture will be convertible at the option of the Investor at any time into shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") at a conversion price equal to sixty-five percent (65%) of the average of the lowest three closing bid prices of the Company's Common Stock for the ten trading days immediately prior to a voluntary conversion date, subject to adjustment.

In connection with the Agreement, the Investor received a warrant to purchase five hundred thousand (500,000) shares of Common Stock (the "Warrant"). The Warrant is exercisable for a period of three years from the date of issuance at exercise price of $0.04, subject to adjustment. The Investor may exercise the Warrant on a cashless basis at any time after the date of issuance. In the event the Investor exercises the Warrant on a cashless basis we will not receive any proceeds.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through June 30, 2013, the Company has accumulated losses from operations of $2,291,225.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of June 30, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 1,056,000 and nil outstanding common share equivalents at June 30, 2013 and 2012, respectively.

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

RESULTS OF OPERATIONS –THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The Company had no revenues for the quarter ended June 30, 2013, for the quarter ended June 30, 2012, and for the period October 19, 2011 (date of inception) through June 30, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $114,354 for the three months ended June 30, 2013, principally related to professional fees and marketing expenses, and $182,812 for the quarter ended June 30, 2012. The decrease in selling, general and administrative was a result of decrease in website development and other administrative costs.

During the three months ended June 30, 2013, the Company charged to operations interest expense of $6,161 as compared to $22,168 for the quarter ended June 30, 2012. The decrease in the interest expense was a result of repayment of $1,200,000 of the debt to the officer during the year ended March 31, 2013. For the period from October 19, 2011 (date of inception) through June 30, 2013, we had an interest expense of $66,298.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date we raised $591,446 pursuant to investments reflected by an unsecured note from its Founder and Chief Executive Officer and $42,975 from other long-term notes payable. The note, which may be increased as additional funds may be advanced to Truli by its Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ended June 30, 2013.

Effective February 5, 2013, the Company and its Founder and Chief Executive Officer settled $1,200,000 of this Note Payable together with accrued interest into 22,153,847 (post- forward stock split) shares of common stock valued at $0.054 per share.

[discussion of operating activities?]

Financing activities provided $30,000 to the Company during the three months ended June 30, 2013. As of June 30, 2013, Truli had an accumulated deficit of $2,291,225.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the unaudited condensed consolidated financial statements or notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of June 30, 2013. Based upon this evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the Commission.

For the quarter ended June 30, 2013, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

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

Remediation of Previously Identified Material Weakness

During the quarter ended June 30, 2013, Management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions are now reviewed both with the Company’s Chief Executive Officer and an outsourced accounting group who make certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

As of the close of the quarter ended June 30, 2013, the Company still did not have enough internal individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis, however the Company has now engaged an outsourced professional accounting group who reviews all financial transactions of the Company which provides sufficient disclosure and accountability to its board of directors.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, the Company issued 400,000 shares of its common stock for services valued at $17,400.

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
101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2013	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)