Form 10-Q
period 2013-09-30
Truli Media Group, Inc.
filed 2013-11-14
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2013 the number of shares of the registrant’s common stock outstanding was 87,551,493.

TABLE OF CONTENTS

		Page number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (Inception) to September 30, 2013	4
	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through September 30, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (date of inception) to September 30, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II – Other Information
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

	Signatures	21

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$185,119	$1,296
Prepaid expenses	146,313	77,033
Total Current Assets	331,432	78,329

Total Assets	$331,432	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$216,272	$116,057
Accrued interest - officers	37,002	25,401
Notes payable - officers	593,609	536,542
Convertible note, net of unamortized debt discount of $511,266	32,571	-
Derivative liability	49,995	-
Total Current Liabilities	929,449	678,000
Long-Term Liabilities:

Long-term notes payable	42,975	42,975
Total Liabilities	972,424	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 87,551,493 and 83,651,493 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	87,552	83,652
Additional paid in capital	2,349,021	1,444,412
Common stock to be issued	51,125	-
Deficit accumulated during development stage	(3,128,690)	(2,170,710)
Total stockholders’ deficit	(640,992)	(642,646)
Total Liabilities and Stockholders’ Equity	$331,432	$78,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Three months ended September 30,	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013	2012	2013
Operating expenses:
Selling, general and administrative	$630,441	$210,096	$744,795	$392,908	$2,830,367
Total operating expenses	630,441	210,096	744,795	392,908	2,830,367
Loss from operations	(630,441)	(210,096)	(744,795)	(392,908)	(2,830,367)

Other income (expenses):
Interest expense	(226,517)	(12,034)	(232,678)	(34,202)	(292,815)
Gain on change in fair value of derivative liability	19,493	-	19,493	-	19,493
Total other expenses	(207,024)	(12,034)	(213,185)	(34,202)	(273,322)

Loss from operations before income taxes	(837,465)	(222,130)	(957,980)	(427,110)	(3,103,689)
Provision for income taxes	-	-	-	-	-
Net loss	$(837,465)	$(222,130)	$(957,980)	$(427,110)	$(3,103,689)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	86,272,145	67,444,165	85,066,247	70,989,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	44,400	(58,976,400)	(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	1,389,861	51,125	-	-	-	-	51,125
Common stock issued for services	3,900,000	3,900	-	-	-	-	132,600	-	136,500
Fair value of vested stock options	-	-	-	-	-	-	22,694	-	22,694
Fair value of warrant issued for service	-	-	-	-	-	-	92,476	-	92,476
Beneficial conversion feature on warrant issued with convertible notes	-	-	-	-	-	-	501,337	-	501,337
Extinguished derivative liability	-	-	-	-	-	-	155,502	-	155,502
Net loss	-	-	-	-	-	-	-	(957,980)	(957,980)
Balance as of September 30, 2013	87,551,493	$87,552	1,389,861	$51,125	-	$-	$2,349,021	$(3,128,690)	$(640,992)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(957,980)	$(427,110)	$(3,103,690)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	370,180	1,565,945
Imputed interest on related party notes	-	34,202	34,203
Amortization of discount on convertible debt	132,571	-	132,571
Fair value of vested stock options	22,695	-	186,356
Change in fair market value of derivative liability	(19,493)	-	(19,493)
Loss on excess fair value of derivative liability at inception	82,490	-	82,490
Warrant issued for service	92,476	-	92,476
Common stock to be issued for services	51,125	-	51,125
Common stock issued for services	101,946	-	207,146
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	111,817	22,728	253,275
Increase in prepaid expenses	(34,726)	-	(111,759)
Net cash used in operating activities	(392,176)	-	(629,355)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	-	42,975
Proceeds from notes payable, related party	32,162	-	227,662
Proceeds from convertible notes	543,837	-	543,837
Net cash provided by financing activities	575,999	-	814,474

Net increase in cash and cash equivalents	183,823	-	185,119

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$185,119	$-	$185,119

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$37,000	$44,400
Cancelation of common stock	$-	$49,147	$58,976
Common stock issued for prepaid services	$34,554	$-	$34,554
Beneficial conversion feature on warrant issued with convertible notes	$501,337	$-	$1,701,337
Derivative liability at inception	$224,989	$-	$224,989
Extinguished derivative liability	$155,502	$-	$155,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
SEPTEMBER 30, 2013
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

Truli Media Group, Inc. (“Truli” or the “Company”), headquartered in Beverly Hills, California, is a development stage company that is in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2013 consolidated financial statements and footnotes.

Merger and Corporate Restructure

On June 13, 2012, Truli entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli LLC, and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000 [1] shares of Truli’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli.

Pursuant to the Reorganization Agreement, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in Truli Inc. Truli . was a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC was the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which Truli LLC is treated as the surviving and continuing entity although Truli LLC is the legal acquirer rather than a reverse acquisition. Accordingly, Truli’s historical financial statements are those of Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the Reorganization Agreement the Company has, (1) cancelled 58,976,400 [1] shares of Truli Inc. common stock, (2) issued 44,400,000 [1] shares of Truli’s common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the accumulated deficit, including forgiveness of related party debt and record recapitalization of Company that existed prior to the consummation of the reverse acquisition.

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

Change in Fiscal Year

Effective June 13, 2012, the Company changed its fiscal year end from February 28th to March 31st as a result of the Merger to conform its fiscal year to that of Truli LLC.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $3,128,690.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of September 30, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 30,783,389 and nil outstanding common share equivalents at September 30, 2013 and 2012, respectively.

	September 30,	September 30,
	2013	2012
Options	1,056,000	-
Warrants	2,512,085	-
Convertible notes payable	27,215,304	-
	30,783,389	-

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Stock-based compensation expense related to vested options was $22,695 and $nil during the six months ended September 30, 2013 and 2012, respectively and $9,499 and $nil during the three months ended September 30, 2013 and 2012, respectively. For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company charged to operations stock based compensation expense related to vested options of $186,356.

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

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced the Company the sum of $593,609 in the form of an unsecured term note payable as of September 30, 2013. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital till September 29, 2012. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $25,401 for the fiscal year ended March 31, 2013, and $5,975 and $11,601 for the three and six months ended September 30, 2013, and credited to the accrued interest, related party.

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

NOTE 3 — NOTES PAYABLE, LONG TERM

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the period ending September 30, 2013, the Company issued seven 5% promissory notes to the investor in total amount of $42,975. As of September 30, 2013 and March 31, 2013, the Company had balance outstanding in the note payable of $42,975.

During the six months ended September 30, 2013 and 2012, the Company recorded an interest expense of $1,077 and $nil, respectively and for the three months ended September 30, 2013 and 2012, the Company recorded an interest expense of $541 and $nil, respectively. For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company recorded interest expense of $1,610. As of September 30, 2013 and March 31, 2013, the Company had accrued interest of $1,610 and $533, respectively.

NOTE 4 — CONVERTIBLE NOTES

At September 30, 2013 and March 31, 2013 convertible notes consisted of the following:

	September 30, 2013 (unaudited)	March 31, 2013
Convertible notes payable	$543,837	$-
Unamortized debt discount	(511,266)	-
Total	$32,571	$-

Note issued on July 26, 2013:

On July 26, 2013, the Company entered into a securities purchase agreement (the " July 2013Agreement") with an accredited investor (the "July 2013 Investor") pursuant to which the Investor purchased an 8% Convertible Debenture for an aggregate purchase price of $100,000 (the "July 2013 Debenture"). The July 2013 Debenture bears interest at a rate of 8% per annum and is payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted) and the earlier of (i) July 26, 2014 or (ii) one (1) business day after the consummation of a Subsequent Financing (as defined and described in the July 2013Agreement). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the Debenture then outstanding by an amount equal to the interest then due and payable. The July 2013 Debenture will be convertible at the option of the Investor at any time into shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") at a conversion price equal to sixty-five percent (65%) of the average of the lowest three closing bid prices of the Company's Common Stock for the ten trading days immediately prior to a voluntary conversion date, subject to adjustment.

In connection with the July 2013 Agreement, the July 2013 Investor received a warrant to purchase five hundred thousand (500,000) shares of Common Stock (the “July 2013 Warrant”). The July 2013 Warrant is exercisable for a period of three years from the date of issuance at exercise price of $0.04, subject to adjustment. The July 2013 Investor may exercise the July 2013 Warrant on a cashless basis at any time after the date of issuance. In the event the July 2013Investor exercises the July 2013 Warrant on a cashless basis the Company will not receive any proceeds.

The Company identified embedded derivatives related to the July 2013 Debenture entered into on July 26, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the July 2013Debenture and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the July 2013Debenture, the Company determined a fair value of $155,502 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	287.6%
Risk free rate:	0.11%

The initial fair value of the embedded debt derivative of $155,502 was allocated as a debt discount up to the proceeds of the note ($100,000) with remained ($55,502) charged to operations during the six months ended September 30, 2013 as interest expense.

On September 10, 2013, the Company cancelled this note of $100,000 along with accrued interest on it of $1,337 and issued new convertible note of $101,337 with fixed conversion price of $0.02 per share as described below under “Notes issued on September 10, 2013”. Also, the Company cancelled the warrants issued along with the note. Accordingly, the Company extinguished derivative liability on this note and transfer the balance of $155,502 to additional paid in capital and charged to operations debt discount of $100,000 during the three and six months ended September 30, 2013.

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor. The note has a maturity date of May 30, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three and six months ended September 30, 2013, the Company recorded an interest expense of $307.

The Company identified embedded derivatives related to the convertible promissory note entered into on August 28, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $69,488 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	280.5%
Risk free rate:	0.11%

The initial fair value of the embedded debt derivative of $69,488 was allocated as a debt discount up to the proceeds of the note ($42,500) with remained ($26,988) charged to operations during the six months ended September 30, 2013 as interest expense.

During the three and six months ended September 30, 2013, the Company amortized debt discount of $5,100 to current period operations as an expense.

The fair value of the described embedded derivative of $49,995 at September 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	194.7%
Risk free rate:	0.07%

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $19,493 for the six months ended September 30, 2013.

Notes issued on September 10, 2013:

On September 10, 2013 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “September 2013Agreement”) with accredited investors (collectively, the “September 2013 Investors”) pursuant to which the September 2013 Investors purchased 12% Senior Convertible Debentures for aggregate gross proceeds of $501,337, which consisted of $400,000 of cash and the exchange and cancellation of an 8% convertible debenture (bearing principal and interest totaling $101,337 (collectively, the “September 2013 Debentures”). The September 2013 Debentures bears interest at a rate of 12% per annum and their principal amounts are due on September 10, 2014. The September 2013 Debentures are payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the September 2013 Debentures then outstanding by an amount equal to the interest then due and payable. The September 2013 Debenture will be convertible at the option of the Investor at any time into shares of the Company’s Common Stock at a conversion price equal to (i) $0.02, on any conversion date through the date that is one hundred eighty (180) days from the Effective Date, subject to adjustment (the “Initial Conversion Price”) and (ii) beginning one hundred eighty one (181) days after the Effective Date, it shall be equal to the lower of (A) the Initial Conversion Price or (B) 65% of the average of the lowest three closing bid prices of the Common Stock for the ten trading days immediately prior to a conversion date, subject to adjustment. During the three and six months ended September 30, 2013, the Company recorded an interest expense of $3,296.

In connection with the September 2013Agreement, the September 2013 Investors collectively received warrants to purchase up to an aggregate of twenty-five million sixty-six thousand eight hundred fifty (25,066,850) shares of Common Stock (collectively, the “September 2013 Warrants”). The September 2013 Warrants are exercisable for a period of three years from the date of issuance at exercise price of $0.05, subject to adjustment. The September 2013 Investors may exercise the September 2013 Warrantson a cashless basis at any time after the date of issuance. In the event the September 2013 Investors exercise the September 2013 Warrant on a cashless basis we will not receive any proceeds.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $501,337 and was recorded as debt discount. During the three and six months ended September 30, 2013, debt discount of $27,471 was amortized.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2013:

		Fair Value Measurements at September 30, 2013 using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$49,995	-	-	$49,995

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Debt Derivative Liability
Balance, March 31, 2013	$-
Initial fair value of debt derivatives at note issuances	224,990
Extinguished derivative liability	(155,502)
Mark-to-market at September 30, 2013
-Embedded debt derivatives	(19,493)
Balance, September 30, 2013	$49,995
Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$(19,493)

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $3,128,690 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2013 of $598,017. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2013 and March 31, 2013 the Company had 87,551,493 and 83,651,493 shares of common stock issued and outstanding, respectively.

Effective August 10, 2012 the Company completed a one share for each existing share stock dividend of its common stock, Per Paragraph 25-3 of "ASC 505-20 Stock Dividend and Stock Split", since the issuance of additional shares on account of 1:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, transaction has been accounted for as a "Forward Stock Split of 1:1".

Effective March 13, 2013, the Company completed a 1.2 share for each existing share stock dividend of its common stock, Per Paragraph 25-3 of "ASC 505-20 Stock Dividend and Stock Split", since the issuance of additional shares on account of 1.2:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, transaction has been accounted for as a "Forward Stock Split of 1.2:1".

All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the August 10, 2012 and March 13, 2013 stock dividend in substance as a stock split.

During the six months ended September 30, 2013, the Company issued 3,900,000 shares of its common stock for services valued at $136,500, of which $34,554 relates to services to be provided.

Common stock to be issued

During the six months ended September 30, 2013, the Company charged to operations $51,125 as fair value of 1,389,861 common shares to be issued to consultant for services rendered.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value common stock. As of September 30, 2013 and March 31, 2013, the Company has no shares of preferred stock issued and outstanding.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock options

On December 17, 2012, the Company granted 3,738,000 options with an exercise price of $0.17 per share under the Truli Media Group 2012 Directors, Officers, Employees and Consultants Stock Option Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.17	3,738,000	4.17	$0.17	1,056,000	$0.17

The stock option activity for the six months ended September 30, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	3,738,000	$0.17
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at September 30, 2013	3,738,000	$0.17

Stock-based compensation expense related to vested options was $9,499 and $22,695 during the three and six months ended September 30, 2013, respectively. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model with weighted average assumptions for options granted during the six months ended September 30, 2013, including risk-free interest rates of 1.39%, volatility of 195%, expected lives of 2 to 5 years, and dividend yield of 0%.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01-0.05	27,578,935	2.95	$0.05	27,578,935	$0.05

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	28,078,935	0.05
Exercised	—	—
Expired or cancelled	(500,000)	(0.04)
Outstanding at September 30, 2013	27,578,935	$0.05

During the six months ended September 30, 2013, the Company issued 2,512,085 warrants with an exercise price of $0.01-$0.05 vesting over 1-3 years for services rendered. The fair value (as determined and described below) of $92,476 is charged to operations during the six months ended September 30, 2013.

During the six months ended September 30, 2013, the Company issued 25,066,850 warrants with an exercise price of $0.05 vesting over 3 years. The fair value (as determined and described below) of $501,337 is charged ratably over the vesting term of the warrants (see Note 4).

Significant assumptions:
Risk-free interest rate at grant date	0.37%-0.92%
Expected stock price volatility	201%-256%
Expected dividend payout	—
Expected life-years	1-3

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2013 and March 31, 2013, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30,	March 31,
	2013	2013
	(Unaudited)
Accrued legal fees	$69,116	$78,074
Accrued consulting fees	89,700	10,200
Accrued advertising and promotion	-	13,926
Accrued interest	5,213	532
Other	52,243	13,325
	$216,272	$116,057

NOTE 10 – SUBSEQUENT EVENTS

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of July 5, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "Truli believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of Truli and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them except as required by law.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $3,128,690.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of September 30, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

 Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 30,783,389 and nil outstanding common share equivalents at September 30, 2013 and 2012, respectively.

	September 30,	September 30,
	2013	2012
Options	1,056,000	-
Warrants	2,512,085	-
Convertible notes payable	27,215,304	-
	30,783,389	-

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

RESULTS OF OPERATIONS –THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

The Company had no revenues for the quarter ended September 30, 2013, for the quarter ended September 30, 2012, and for the period October 19, 2011 (date of inception) through September 30, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $630,441 for the three months ended September 30, 2013, principally related to professional fees and marketing expenses, and $210,096 for the quarter ended September 30, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the three months ended September 30, 2013, the Company charged to operations interest expense of $226,517, which includes excess of fair value of derivative liability at inception of $82,490 as compared to $12,034 for the quarter ended September 30, 2012. During the three months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $19,493 as compared to $nil for the three months ended September 30, 2012.

During the three months ended September 30, 2013, the Company incurred net loss of $837,465 as compared to $222,130 for the three months ended September 30, 2012. Increase in the net loss during the three months ended September 30, 2013 is due to the increase in operating expenses as described above.

RESULTS OF OPERATIONS –SIX MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2012

The Company no revenues for the six months ended September 30, 2013, for the six months ended September 30, 2012, and for the period October 19, 2011 (date of inception) through September 30, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $744,795 for the six months ended September 30, 2013, principally related to professional fees and marketing expenses, and $392,908 for the quarter ended September 30, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the six months ended September 30, 2013, the Company charged to operations interest expense of $232,678, which includes excess of fair value of derivative liability at inception of $82,490 as compared to $34,202 for the quarter ended September 30, 2012. During the six months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $19,493 as compared to $nil for the six months ended September 30, 2012.

 During the six months ended September 30, 2013, the Company incurred net loss of $957,980 as compared to $427,110 for the six months ended September 30, 2012. Increase in the net loss during the six months ended September 30, 2013 is due to the increase in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date we have raised $593,609 pursuant to investments reflected by an unsecured note from its Founder and Chief Executive Officer, $42,975 from other long-term notes payable, and $543,837 from convertible notes. The note, which may be increased as additional funds may be advanced to Truli by its Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ended September 30, 2013.

Effective February 5, 2013, the Company and its Founder and Chief Executive Officer settled $1,200,000 of this Note Payable together with accrued interest into 22,153,847 (post- forward stock split) shares of common stock valued at $0.054 per share.

Financing activities provided $576,000 to the Company during the six months ended September 30, 2013. As of September 30, 2013, Truli had an accumulated deficit of $3,128,690.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There is no guarantee that the Company can continue to raise enough capital or generate revenues to sustain its operations.  These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. Furthermore, there can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. The Company currently has a non-binding commitment from a potential source of capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. There is a risk of dilution whenever the Company sells securities to raise capital. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of September 30, 2013. Based upon this evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the Commission.

For the quarter ended September 30, 2013, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

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

Remediation of Previously Identified Material Weakness

During the quarter ended September 30, 2013, Management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions are now reviewed both with the Company’s Chief Executive Officer and an outsourced accounting group who make certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

As of the close of the quarter ended September 30, 2013, the Company still did not have enough internal individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis, however the Company has now engaged an outsourced professional accounting group who reviews all financial transactions of the Company which provides sufficient disclosure and accountability to its board of directors.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2013, the Company issued 3,300,000 shares of its common stock for services valued at $111,100, of which $34,554 relates to services to be provided.

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
101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2013	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)