Form 10-Q/A
period 2013-09-30
Truli Media Group, Inc.
filed 2014-02-14
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 12, 2014 the number of shares of the registrant’s common stock outstanding was 92,950,765.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which was originally filed on November 14, 2013 (the “Original Filing”), of Truli Media Group, Inc. (the “Company).

We are filing this Amendment No. 1 to reflect the restatement of our unaudited condensed consolidated financial statements contained herein. On December 5, 2013, management concluded that, because of an error identified in the Company's previously issued financial statements for the quarter ended September 30, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company's previously released financial statements and related auditors' reports for these periods or any earnings releases or other communications relating to these periods.

Please see Note 10 – Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements appearing later in this Form 10-Q/A Amendment No. 1 which further describes the effect of these restatements. In addition, we have amended the following section of this Report:

Part I.

Item 2. – Management Discussion and Analysis of Financial Condition and Results of Operations

No attempt has been made in this Amendment No. 1 to the Form 10-Q/A for the period ended September 30, 2013 to modify or update the other disclosures presented in the report as previously filed, except as set forth herein. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

TABLE OF CONTENTS

		Page number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013, as restated	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (Inception) to September 30, 2013, as restated	4
	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through September 30, 2013, as restated	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (date of inception) to September 30, 2013, as restated	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II – Other Information
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

	Signatures	23

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$185,119	$1,296
Prepaid expenses	146,313	77,033
Total Current Assets	331,432	78,329

Total Assets	$331,432	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$230,735	$116,057
Accrued interest - officers	37,002	25,401
Notes payable - officers	593,609	536,542
Convertible note, net of unamortized debt discount of $37,400	757,106	-
Derivative liability	49,995	-
Total Current Liabilities	1,668,447	678,000
Long-Term Liabilities:

Long-term notes payable	42,975	42,975
Total Liabilities	1,711,422	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 87,551,493 and 83,651,493 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	87,552	83,652
Additional paid in capital	2,349,021	1,444,412
Common stock to be issued	51,125	-
Deficit accumulated during development stage	(3,867,688)	(2,170,710)
Total stockholders’ deficit	(1,379,990)	(642,646)
Total Liabilities and Stockholders’ Equity	$331,432	$78,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Three months ended September 30,	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013	2012	2013
	(Restated)		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative	$630,441	$210,096	$744,795	$392,908	$2,830,367
Total operating expenses	630,441	210,096	744,795	392,908	2,830,367
Loss from operations	(630,441)	(210,096)	(744,795)	(392,908)	(2,830,367)

Other income (expenses):
Interest expense	(714,846)	(12,034)	(721,007)	(34,202)	(781,144)
Gain on change in fair value of derivative liability	19,493	-	19,493	-	19,493
Loss on default	(250,669)	-	(250,669)	-	(250,669)
Total other expenses	(946,022)	(12,034)	(952,183)	(34,202)	(1,012,320)

Loss from operations before income taxes	(1,576,463)	(222,130)	(1,696,978)	(427,110)	(3,842,687)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,576,463)	$(222,130)	$(1,696,978)	$(427,110)	$(3,842,687)

Net loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares – basic and diluted	86,272,145	67,444,165	85,066,247	70,989,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	44,400	(58,976,400)	(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	1,389,861	51,125	-	-	-	-	51,125
Common stock issued for services	3,900,000	3,900	-	-	-	-	132,600	-	136,500
Fair value of vested stock options	-	-	-	-	-	-	22,694	-	22,694
Fair value of warrant issued for service	-	-	-	-	-	-	92,476	-	92,476
Beneficial conversion feature on warrant issued with convertible notes	-	-	-	-	-	-	501,337	-	501,337
Extinguished derivative liability	-	-	-	-	-	-	155,502	-	155,502
Net loss	-	-	-	-	-	-	-	(1,696,978)	(1,696,978)
Balance as of September 30, 2013 (Restated)	87,551,493	$87,552	1,389,861	$51,125	-	$-	$2,349,021	$(3,867,688)	$(1,379,990)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
(formerly known as SA Recovery Corp.)
(a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities	(Restated)		(Restated)
Net loss	$(1,696,978)	$(427,110)	$(3,842,687)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	370,180	1,565,945
Imputed interest on related party notes	-	34,202	34,203
Amortization of discount on convertible debt	606,437	-	606,437
Fair value of vested stock options	22,695	-	186,356
Change in fair market value of derivative liability	(19,493)	-	(19,493)
Loss on excess fair value of derivative liability at inception	82,490	-	82,490
Warrant issued for service	92,476	-	92,476
Common stock to be issued for services	51,125	-	51,125
Common stock issued for services	101,946	-	207,146
Loss on default of convertible note	250,669	-	250,669
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	126,280	22,728	267,738
Increase in prepaid expenses	(34,726)	-	(111,759)
Net cash used in operating activities	(392,176)	-	(629,355)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	-	42,975
Proceeds from notes payable, related party	32,162	-	227,662
Proceeds from convertible notes	543,837	-	543,837
Net cash provided by financing activities	575,999	-	814,474

Net increase in cash and cash equivalents	183,823	-	185,119

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$185,119	$-	$185,119

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$37,000	$44,400
Cancelation of common stock	$-	$49,147	$58,976
Common stock issued for prepaid services	$34,554	$-	$34,554
Common stock issued upon conversion of debt	$-	$-	$1,200,000
Beneficial conversion feature on warrant issued with convertible notes	$501,337	$-	$501,337
Derivative liability at inception	$224,989	$-	$224,989
Extinguished derivative liability	$155,502	$-	$155,502

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $3,867,688.

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

NOTE 4 — CONVERTIBLE NOTES

At September 30, 2013 and March 31, 2013 convertible notes consisted of the following:

	September 30, 2013	March 31, 2013
	(unaudited)
Convertible notes payable	$543,837	$-
Unamortized debt discount	(37,400)	-
Loss on default	250,669	-
Total	$757,106	$-

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

In connection with the September 2013 Agreement, the September 2013 Investors collectively received warrants to purchase up to an aggregate of twenty-five million sixty-six thousand eight hundred fifty (25,066,850) shares of Common Stock (collectively, the “September 2013 Warrants”). The September 2013 Warrants are exercisable for a period of three years from the date of issuance at exercise price of $0.05, subject to adjustment. The September 2013 Investors may exercise the September 2013 Warrants on a cashless basis at any time after the date of issuance. In the event the September 2013 Investors exercise the September 2013 Warrant on a cashless basis we will not receive any proceeds.

In connection with the above $501,337 Senior Convertible Debentures, the Company made certain statements or omissions, in the transaction documents, that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and 12% Debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% Debentures increased to 150%, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% Debentures were accelerated and became immediately due and payable. Accordingly, the Company charged to operations loss on default of convertible note of $250,669 during the three and six months ended September 30, 2013 and increased the principal amount of convertible debenture to $752,006. During the three and six months ended September 30, 2013, the Company recorded an interest expense of $17,759.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $501,337 and was recorded as debt discount. During the three and six months ended September 30, 2013, debt discount of $501,337 was amortized on account of certain statements or omissions per above para which resulted into convertible debenture became due and payable immediately.

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

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $3,867,688 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2013 of $1,337,015. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

Significant assumptions:
Risk-free interest rate at grant date	0.37%-0.92%
Expected stock price volatility	201%-256%
Expected dividend payout	—
Expected life-years	1-3

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2013 and March 31, 2013, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30,	March 31,
	2013	2013
	(Unaudited)
Accrued legal fees	$69,116	$78,074
Accrued consulting fees	89,700	10,200
Accrued advertising and promotion	-	13,926
Accrued interest	19,676	532
Other	52,243	13,325
	$230,735	$116,057

NOTE 10 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of September 30, 2013, for the three and six months ended September 30, 2013 and for the period from October 19, 2011 (date of inception) to September 30, 2013. On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company made certain statements or omissions, in the transaction documents, that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and 12% Debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% Debentures increased to 150%, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% Debentures were accelerated and became immediately due and payable. On December 5, 2013, management concluded that, because of the above error identified in the Company's previously issued financial statements for the quarter ended September 30, 2013, the Company should restate its previously issued financial statements for the relevant periods.

The following tables summarize the effects of the adjustments on the consolidated balance sheet items, statements of operations and statements of cash flows for the period ended September 30, 2013.

Accordingly, the Company’s balance sheet at September 30, 2013 and for the three and six months ended September 30, 2013, the statement of operation has been restated herein. There was no effect on cash flow on net cash used in operating activities, investing activities and financing activities. The effect of correcting this error in the Company’s financial statements at September 30, 2013 and for the three and six months ended September 30, 2013 are shown in the table as follows:

Balance Sheet data	September 30, 2013 (unaudited)
	As previously reported	Adjustments to Restate		Restated
Total Assets	$331,432	$-		$331,432

Accounts Payable	216,272	14,463	(a)	230,735
Convertible debt, net of discount	32,571	724,535	(b)	757,106
Total Current Liabilities	929,449	738,998		1,668,447
Total Liabilities	972,424	738,998		1,711,422

Stockholders’ Equity:
Common stock, $.001 par value; 495,000,000 shares authorized; 87,551,493 and 83,651,493 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	87,552	-		87,552
Additional paid-in capital	2,349,021	-	-	2,349,021
Common stock to be issued	51,125	-	-	51,125
Deficit accumulated during development stage	(3,128,690)	(738,998)	(a)(b)	(3,867,688)
Total Stockholders’ deficit	(640,992)	(738,998)		(1,379,990)
Total Liabilities and Stockholders’ deficit	$331,432	$-		$331,432

(a)	To properly increase the interest expenses due to increase in interest rate.
(b)	To properly record the penalty interest of $250,669 and immediate amortization of beneficial conversion feature of $473,866 since note was due and immediately payable.

Statement of operations	For the Three Months Ended September 30, 2013 (Unaudited)				For the Six Months Ended September 30, 2013 (Unaudited)
	As previously reported	Adjustments to Restate		Restated	As previously reported	Adjustments to Restate		Restated

Loss from operation	$630,441	$-		$630,441	$744,795	$-		$744,795
Other expenses	207,024	738,998	(a)(b)	946,022	213,185	738,998	(a)(b)	952,183
Net loss	$837,465	$738,998	(a)(b)	$1,576,463	$957,980	$738,998	(a)(b)	$1,696,978

(a)	To properly increase the interest expenses due to increase in interest rate
(b)	To properly record the penalty interest of $250,669 and immediate amortization of beneficial conversion feature of $473,866 since note was due and immediately payable.

NOTE 11 – SUBSEQUENT EVENTS

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $3,867,688.

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

During the three months ended September 30, 2013, the Company charged to operations interest expense of $714,846, which includes excess of fair value of derivative liability at inception of $82,490 as compared to $12,034 for the quarter ended September 30, 2012. During the three months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $19,493 as compared to $nil for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the three months ended September 30, 2012.

During the three months ended September 30, 2013, the Company incurred net loss of $1,576,463 as compared to $222,130 for the three months ended September 30, 2012. Increase in the net loss during the three months ended September 30, 2013 is due to the increase in operating expenses as described above.

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

During the six months ended September 30, 2013, the Company charged to operations interest expense of $721,007, which includes excess of fair value of derivative liability at inception of $82,490 as compared to $34,202 for the quarter ended September 30, 2012. During the six months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $19,493 as compared to $nil for the six months ended September 30, 2012. During the six months ended September 30, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the six months ended September 30, 2012.

During the six months ended September 30, 2013, the Company incurred net loss of $1,696,978 as compared to $427,110 for the six months ended September 30, 2012. Increase in the net loss during the six months ended September 30, 2013 is due to the increase in operating expenses as described above.

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

Financing activities provided $576,000 to the Company during the six months ended September 30, 2013. As of September 30, 2013, Truli had an accumulated deficit of $3,867,688.

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

Dated: February 13, 2014	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)