Form 10-Q
period 2013-12-31
Truli Media Group, Inc.
filed 2014-02-14
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February __, 2014 the number of shares of the registrant’s common stock outstanding was 92,950,765.

TABLE OF CONTENTS

Page number
Part I - Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, and for the period October 19, 2011 (date of inception) to December 31, 2013	4
Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through December 31, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and for the period October 19, 2011 (date of inception) to December 31, 2013	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Forward-Looking Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21

Part II – Other Information
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22

Signatures	23

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.
 (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,802	$1,296
Prepaid expenses	155,884	77,033
Total Current Assets	175,686	78,329

Total Assets	$175,686	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$269,953	$116,057
Accrued interest, related party	42,987	25,401
Notes payable - officers	593,609	536,542
Note payable, others	42,975	-
Convertible note, net of unamortized debt discount of $79,329	790,177	-
Derivative liability	146,283	-
Total Current Liabilities	1,885,984	678,000

Long-Term Liabilities:
Long-term notes payable	-	42,975
Total Liabilities	1,885,984	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 92,950,765 and 83,651,493 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	92,951	83,652
Additional paid in capital	2,562,901	1,444,412
Common stock to be issued	16,250	-
Deficit accumulated during development stage	(43,382,400)	(2,170,710)
Total stockholders’ deficit	(1,710,298)	(642,646)
Total Liabilities and Stockholders’ Deficit	$175,686	$78,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
 (a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,	Three months ended December 31,	Nine months ended December 31,	Nine months ended December 31,	For the Period From October 19, 2011 (date of inception) to December 31,
	2013	2012	2013	2012	2013
Operating expenses:
Selling, general and administrative	$428,913	$476,230	$1,173,708	$869,138	$3,259,280
Total operating expenses	428,913	476,230	1,173,708	869,138	3,259,280
Loss from operations	(428,913)	(476,230)	(1,173,708)	(869,138)	(3,259,280)

Other income (expenses):
Interest expense	(99,923)	(14,866)	(820,930)	(49,069)	(881,067)
Gain on change in fair value of derivative liability	14,124	-	33,617	-	33,617
Loss on default of convertible note	-	-	(250,669)	-	(250,669)
Total other expenses	(85,799)	(14,866)	(1,037,982)	(49,069)	(1,098,119)

Loss from operations before income taxes	(514,712)	(491,096)	(2,211,690)	(918,207)	(4,357,399)
Provision for income taxes	-	-	-	-	-
Net loss	$(514,712)	$(491,096)	$(2,211,690)	$(918,207)	$(4,357,399)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares – basic and diluted	89,341,528	59,997,526	86,496,523	50,701,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
 (a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	$44,400	(58,976,400)	$(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	596,921	16,250	-	-		-	16,250
Common stock issued for services	9,299,272	9,299			-	-	339,826	-	349,125
Fair value of vested stock options	-	-	-	-	-	-	29,348	-	29,348
Fair value of warrant issued for service	-	-	-	-	-	-	92,476	-	92,476
Beneficial conversion feature on warrant issued with convertible notes	-	-	-	-	-	-	501,337	-	501,337
Extinguished derivative liability							155,502		155,502
Net loss	-	-	-	-	-	-	-	(2,211,690)	(2,211,690)
Balance as of December 31, 2013	92,950,765	$92,951	596,921	$16,250	-	$-	$2,562,901	$(4,382,400)	$(1,710,298)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
 (a development stage company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,	Nine months ended December 31,	For the Period From October 19, 2011 (date of inception) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss	$(2,211,690)	$(918,207)	$(4,357,399)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	567,357	1,565,945
Imputed interest on related party notes	-	34,203	34,203
Amortization of discount on convertible debt	639,508	-	639,508
Fair value of vested stock options	29,348	139,964	193,009
Change in fair market value of derivative liability	(33,617)	-	(33,617)
Loss on excess fair value of derivative liability at inception	117,902	-	117,902
Warrant issued for service	92,476	-	92,476
Common stock to be issued for services	16,250	25,000	16,250
Common stock issued for services	324,990	-	430,190
Loss on default of convertible note	250,669	-	250,669
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	171,483	20,674	312,941
Increase in prepaid expenses	(54,716)	-	(131,749)
Net cash used in operating activities	(632,494)	(131,009)	(869,673)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	26,000	42,975
Proceeds from notes payable, related party	32,163	107,500	227,663
Proceeds from convertible notes	618,837	-	618,837
Net cash provided by financing activities	651,000	133,500	889,475

Net increase in cash and cash equivalents	18,506	2,491	19,802

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$19,802	$2,491	$19,802

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$37,000	$44,400
Cancelation of common stock	$-	$49,147	$58,976
Common stock issued upon conversion of debt	$-	$-	$1,200,000
Common stock issued for prepaid services	$157,800	$-	$157,800
Beneficial conversion feature on warrant issued with convertible notes	$501,337	$-	$501,337
Derivative liability at inception	$335,401	$-	$335,401
Extinguished derivative liability	$155,501	$-	$155,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.
 (a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2013
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly the operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2013 consolidated financial statements and footnotes.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses from operations of $4,382,400.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of December 31, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 30,783,389 and nil outstanding common share equivalents at December 31, 2013 and 2012, respectively.

	December 31,	December 31,
	2013	2012
Options	1,056,000	-
Warrants	2,512,085	-
Convertible notes payable	33,797,759	-
	37,365,844	-

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

Stock-based compensation expense related to vested options was $29,348 and $nil during the nine months ended December 31, 2013 and 2012, respectively and $6,653 and $nil during the three months ended December 31, 2013 and 2012, respectively. For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company charged to operations stock based compensation expense related to vested options of $193,009.

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

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced the Company the sum of $593,609 in the form of an unsecured term note payable as of December 31, 2013. The note, which may be increased as additional funds may be advanced to the Company by the Company Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credit additional paid in capital till September 29, 2012. Since, the interest at 4% per annum commenced from September 30, 2012, the Company charged to operations interest expense of $25,401 for the fiscal year ended March 31, 2013, and $5,985 and $17,585 for the three and nine months ended December 31, 2013, and credited to the accrued interest, related party.

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

NOTE 3 — NOTES PAYABLE, LONG TERM

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the period ending December 31, 2013, the Company issued seven 5% promissory notes to the investor in total amount of $42,975. As of December 31, 2013 and March 31, 2013, the Company had balance outstanding in the note payable of $42,975. This note has been reclassified to short-term note as of December 31, 2013.

During the nine months ended December 31, 2013 and 2012, the Company recorded an interest expense of $1,618 and $90, respectively and for the three months ended December 31, 2013 and 2012, the Company recorded an interest expense of $541 and $90, respectively. For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company recorded interest expense of $2,151. As of December 31, 2013 and March 31, 2013, the Company had accrued interest of $2,151 and $533, respectively.

NOTE 4 — CONVERTIBLE NOTES

At December 31, 2013 and March 31, 2013 convertible notes consisted of the following:

	December 31, 2013 (unaudited)	March 31, 2013
Convertible notes payable	$618,837	$-
Unamortized debt discount	(79,329)	-
Loss on default	250,669	-
Total	$790,197	$-

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

The initial fair value of the embedded debt derivative of $155,502 was allocated as a debt discount up to the proceeds of the note ($100,000) with remained ($55,502) charged to operations during the nine months ended December 31, 2013 as interest expense.

On September 10, 2013, the Company cancelled this note of $100,000 along with accrued interest on it of $1,337 and issued new convertible note of $101,337 with fixed conversion price of $0.02 per share as described below under “Notes issued on September 10, 2013”. Also, the Company cancelled the warrants issued along with the note. Accordingly, the Company extinguished derivative liability on this note and transferred the balance of $155,502 to additional paid in capital and charged to operations debt discount of $100,000 during the nine months ended December 31, 2013.

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $42,500 to an accredited investor. The note has a maturity date of May 30, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three and nine months ended December 31, 2013, the Company recorded an interest expense of $857 and $1,164, respectively.

The Company identified embedded derivatives related to the convertible promissory notes entered into on August 28, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $69,488 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	280.5%
Risk free rate:	0.11%

The initial fair value of the embedded debt derivative of $69,488 was allocated as a debt discount up to the proceeds of the note ($42,500) with remained ($26,988) charged to operations during the nine months ended December 31, 2013 as interest expense.

During the three and nine months ended December 31, 2013, the Company amortized debt discount of $14,218 and $19,318 to current period operations as an expense.

The fair value of the described embedded derivative of $50,531 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	203%
Risk free rate:	0.12%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $536 and gain of $18,957 for the three and nine months ended December 31, 2013, respectively.

Notes issued on September 10, 2013:

On September 10, 2013 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “September 2013 Agreement”) with accredited investors (collectively, the “September 2013 Investors”) pursuant to which the September 2013 Investors purchased 12% Senior Convertible Debentures for aggregate gross proceeds of $501,337, which consisted of $400,000 of cash and the exchange and cancellation of an 8% convertible debenture (bearing principal and interest totaling $101,337 (collectively, the “September 2013 Debentures”). The September 2013 Debentures bears interest at a rate of 12% per annum and their principal amounts are due on September 10, 2014. The September 2013 Debentures are payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the September 2013 Debentures then outstanding by an amount equal to the interest then due and payable. The September 2013 Debenture will be convertible at the option of the Investor at any time into shares of the Company’s Common Stock at a conversion price equal to (i) $0.02, on any conversion date through the date that is one hundred eighty (180) days from the Effective Date, subject to adjustment (the “Initial Conversion Price”) and (ii) beginning one hundred eighty one (181) days after the Effective Date, it shall be equal to the lower of (A) the Initial Conversion Price or (B) 65% of the average of the lowest three closing bid prices of the Common Stock for the ten trading days immediately prior to a conversion date, subject to adjustment.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $501,337 and was recorded as debt discount. During the three and nine months ended December 31, 2013, debt discount of $0 and $501,337 was amortized and recorded as an expense, respectively.

In connection with the above $501,337 Senior Convertible Debentures, the Company made certain statements or omissions, in the transaction documents, that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and 12% Debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% Debentures increased to 150%, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% Debentures were accelerated and became immediately due and payable. Accordingly, the Company charged to operations loss on default of convertible note of $250,669 during the nine months ended December 31, 2013 and increased the principal amount of convertible debenture to $752,006. During the three and nine months ended December 31, 2013, the Company recorded an interest expense of $22,745 and $40,504, respectively.

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor. The note has maturity dates of July 5, 2014. The note is convertible into shares of common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three and nine months ended December 31, 2013, the Company recorded an interest expense of $641.

The Company identified embedded derivatives related to the convertible promissory notes entered into on October 2, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $47,967 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	196%
Risk free rate:	0.08%

The initial fair value of the embedded debt derivative of $47,967 was allocated as a debt discount up to the proceeds of the note ($32,500) with remained ($15,467) charged to operations during the nine months ended December 31, 2013 as interest expense.

During the three and nine months ended December 31, 2013, the Company amortized debt discount of $10,598 to current period operations as an expense.

The fair value of the described embedded derivative of $40,514 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	203%
Risk free rate:	0.12%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $7,453 for the three and nine months ended December 31, 2013.

Note issued on November 7, 2013:

On November 7, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $42,500 to an accredited investor. The note has a maturity date of August 12, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three and nine months ended December 31, 2013, the Company recorded an interest expense of $503.

The Company identified embedded derivatives related to the convertible promissory notes entered into on November 7, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $62,445 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	193%
Risk free rate:	0.10%

The initial fair value of the embedded debt derivative of $62,445 was allocated as a debt discount up to the proceeds of the note ($42,500) with remained ($19,945) charged to operations during the nine months ended December 31, 2013 as interest expense.

During the three and nine months ended December 31, 2013, the Company amortized debt discount of $8,255 to current period operations as an expense.

The fair value of the described embedded derivative of $55,238 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	203%
Risk free rate:	0.12%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $7,207 for the three and nine months ended December 31, 2013.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$146,283	-	-	$146,283

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Debt Derivative Liability
Balance, March 31, 2013	$-
Initial fair value of debt derivatives at note issuances	335,402
Extinguished derivative liability	(155,502)
Mark-to-market at December 31, 2013 - Embedded debt derivatives	(33,617)
Balance, December 31, 2013	$146,283

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$(33,617)

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $4,382,400 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2013 of $1,710,298. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2013 and March 31, 2013 the Company had 92,950,765 and 83,651,493 shares of common stock issued and outstanding, respectively.

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

During the nine months ended December 31, 2013, the Company issued 9,299,272 shares of its common stock for services valued at $349,125.

Common stock to be issued

During the nine months ended December 31, 2013, the Company charged to operations $16,250 as fair value of 596,921 common shares to be issued to consultant for services rendered.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value common stock. As of December 31, 2013 and March 31, 2013, the Company has no shares of preferred stock issued and outstanding.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock options

On December 17, 2012, the Company granted 3,738,000 options with an exercise price of $0.17 per share under the Truli Media Group 2012 Directors, Officers, Employees and Consultants Stock Option Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.17	3,738,000	3.94	$0.17	1,056,000	$0.17

The stock option activity for the nine months ended December 31, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	3,738,000	$0.17
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at December 31, 2013	3,738,000	$0.17

Stock-based compensation expense related to vested options was $6,653 and $29,348 during the three and nine months ended December 31, 2013, respectively. The company determined the value of share-based compensation using the Black-Scholes fair value option-pricing model with weighted average assumptions for options granted during the nine months ended December 31, 2013, including risk-free interest rates of 1.75%, volatility of 203%, expected lives of 2 to 5 years, and dividend yield of 0%.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01-0.05	27,578,935	2.7	$0.05	27,578,935	$0.05

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	28,078,935	0.05
Exercised	—	—
Expired or cancelled	(500,000)	(0.04)
Outstanding at December 31, 2013	27,578,935	$0.05

During the nine months ended December 31, 2013, the Company issued 2,512,085 warrants with an exercise price of $0.01-$0.05 vesting over 1-3 years for services rendered. The fair value (as determined and described below) of $92,476 is charged to operations during the nine months ended December 31, 2013.

During the nine months ended December 31, 2013, the Company issued 25,066,850 warrants with an exercise price of $0.05 vesting over 3 years. The fair value (as determined and described below) of $501,337 is charged ratably over the vesting term of the warrants (see Note 4).

Significant assumptions:
Risk-free interest rate at grant date	0.37%-0.92%
Expected stock price volatility	201%-256%
Expected dividend payout	—
Expected life-years	1-3

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2013 and March 31, 2013, accounts payable and accrued liabilities for the period ending are comprised of the following:

	December 31,	March 31,
	2013	2013
	(Unaudited)
Accrued legal fees	$58,350	$78,074
Accrued consulting fees	96,651	10,200
Accrued advertising and promotion	-	13,926
Accrued interest	44,963	532
Other	69,989	13,325
	$269,953	$116,057

NOTE 10 – SUBSEQUENT EVENTS

On December 10, 2013 Dr. Varun Soni informed the Company that he would be resigning as a director effective January 1, 2014. On January 1, 2014, the Board accepted the resignation of Varun Soni, Ph.D. as a Director of the Company. Dr. Soni's decision to resign from the Board of the Company was not based upon any disagreement with the Company on any matter relating to the Company's operations, policies or practices as contemplated by Item 5.02(a) of Form 8-K.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses from operations of $4,382,400.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of December 31, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 37,365,844 and nil outstanding common share equivalents at December 31, 2013 and 2012, respectively.

	December 31,	December 31,
	2013	2012
Options	1,056,000	-
Warrants	2,512,085	-
Convertible notes payable	33,797,759	-
	37,365,844	-

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

Stock-based compensation expense related to vested options was $29,348 and $nil during the nine months ended December 31, 2013 and 2012, respectively and $6,653 and $nil during the three months ended December 31, 2013 and 2012, respectively. For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company charged to operations stock based compensation expense related to vested options of $193,009.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

The Company had no revenues for the quarter ended December 31, 2013, for the quarter ended December 31, 2012, and for the period October 19, 2011 (date of inception) through December 31, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $428,913 for the three months ended December 31, 2013, principally related to professional fees and marketing expenses, and $476,230 for the quarter ended December 31, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the three months ended December 31, 2013, the Company charged to operations interest expense of $99,923, which includes excess of fair value of derivative liability at inception of $35,412 as compared to $14,866 for the quarter ended December 31, 2012. During the three months ended December 31, 2013, the Company had a gain on fair value of derivative liability of $14,124 as compared to $nil for the three months ended December 31, 2012.

During the three months ended December 31, 2013, the Company incurred net loss of $541,712 as compared to $491,096 for the three months ended December 31, 2012. Increase in the net loss during the three months ended December 31, 2013 is due to the increase in operating expenses as described above.

RESULTS OF OPERATIONS – NINE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2012

The Company no revenues for the nine months ended December 31, 2013, for the nine months ended December 31, 2012, and for the period October 19, 2011 (date of inception) through December 31, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $1,173,708 for the nine months ended December 31, 2013, principally related to professional fees and marketing expenses, and $869,138 for the nine months ended December 31, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the nine months ended December 31, 2013, the Company charged to operations interest expense of $820,930, which includes excess of fair value of derivative liability at inception of $117,902 as compared to $49,069 for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Company had a gain on fair value of derivative liability of $33,617 as compared to $nil for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, the Company incurred net loss of $2,211,690 as compared to $918,207 for the nine months ended December 31, 2012. Increase in the net loss during the nine months ended December 31, 2013 is due to the increase in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements arise principally from costs associated with website development, marketing and general administrative costs. To date we have raised $593,609 pursuant to investments reflected by an unsecured note from its Founder and Chief Executive Officer, $42,975 from other long-term notes payable, and $618,837 from convertible notes. The note, which may be increased as additional funds may be advanced to Truli by its Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. Truli is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. However, no such payment was made during the period ended December 31, 2013.

Effective February 5, 2013, the Company and its Founder and Chief Executive Officer settled $1,200,000 of this Note Payable together with accrued interest into 22,153,847 (post- forward stock split) shares of common stock valued at $0.054 per share.

Financing activities provided $651,000 to the Company during the nine months ended December 31, 2013. As of December 31, 2013, Truli had an accumulated deficit of $4,382,400.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of December 31, 2013. Based upon this evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the Commission.

For the quarter ended December 31, 2013, the Company reported two material weaknesses with regard to its internal controls over Financial Reporting:

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

Remediation of Previously Identified Material Weakness

During the quarter ended December 31, 2013, Management was successful in substantially enhancing its documentation of debt and equity transactions; procedures were effectively put into place to eliminate this material weakness. All debt and equity transactions are now reviewed both with the Company’s Chief Executive Officer and an outsourced accounting group who make certain that all required documentation is available to review with the Company’s Board of Directors.  Related elements of these debt and equity transactions are now documented in the minutes of the Board meetings.

As of the close of the quarter ended December 31, 2013, the Company still did not have enough internal individuals with financial reporting experience to adequately address the workload required to prepare its financial reports on a timely basis, however the Company has now engaged an outsourced professional accounting group who reviews all financial transactions of the Company which provides sufficient disclosure and accountability to its board of directors.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2013, the Company issued 5,399,272 shares of its common stock for services valued at $212,625.

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
101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2014	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)