Form 10-K
period 2014-03-31
Truli Media Group, Inc.
filed 2014-07-15
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $853,245 based upon the closing price reported for such date on the OTCQB tier of the OTC Markets Group Inc..   Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of July 9, 2014, the Company had 96,151,666 shares of its common stock, $0.001 par value per share, outstanding.

Truli Media Group, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED MARCH 31, 2014

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

As used in this Form 10-K, the terms "we", "us", "our", “Truli”, and the "Company" means Truli Media Group, Inc., an Oklahoma corporation, its wholly-owned subsidiary Truli Media Group, LLC, a Delaware limited liability company.

ITEM 1. BUSINESS

General

The Company was incorporated on July 28, 2008 under the name “S.A. Recovery Corp.” In connection with the consummation of a triangular reorganization transaction on June 13, 2012 with Truli Media Group, LLC, a Delaware corporation (“Truli LLC”) formed on October 19, 2011 (date of inception), the Company changed its name to “Truli Media Group, Inc.”  The historical financial statements of the Company are those of Truli LLC, the accounting acquirer, immediately following the consummation of the reverse merger.

The Company, headquartered in Beverly Hills, is in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based content, media, music and Internet Protocol Television (“IPTV”) programming.

Merger and Corporate Restructure

On June 13, 2012, the Company entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000[1] shares of the Company’s common stock, or, at the time, approximately 74% of the fully diluted issued and outstanding common stock of the Company.

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

Pursuant to the Reorganization Agreement the Company has previously, (1) cancelled 58,976,400[1] shares of its common stock, (2) issued 44,400,000[1] shares of its common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the Company’s accumulated deficit, including forgiveness of related party debt and record recapitalization of the Company on such date.

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

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. These sermons are categorized into different subject matters and sub-topics for user search. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. The Truli website allows its users to access a library of religious and family-friendly programs, including television, sermons, concerts, movies, e-books, educational seminars, music and music videos. Currently, roughly 5,000 items in its library, with Christian content currently representing roughly 30% of the Truli Platform with roughly 70% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website.

Strategy

Truli’s goal is to sign up as many ministries as possible throughout the United States and abroad.  Truli is affiliated with over two hundred ministries and churches, and allows them to deliver their content through the Truli platform.  We hope to attract ministries to join our website by potentially providing benefits to them including (i) expanded dissemination of their message regardless of size, budget or location, (ii) direct user feedback from our consumers, and (iii) organization of their sermons and content as well as general technological advances to augment traditional places of worship.

Truli consumers have access to free content as well as certain Pay-per-View content on the interactive digital platform from which we hope to eventually derive revenue. In the event we are able to raise sufficient capital, and our website gains significant traffic, we plan to sell advertising space on our website.  We additionally plan to sell faith based merchandise through our website once we are financially able to do so. We also have created a “donation” section of our website whereby we will receive 15% of donations given to ministries and churches.

Truli also will allow partners to monetize their content through our platform by letting them set purchase prices for their content, and allowing them to receive money though our “donation” section of the website.

We have currently not generated revenue from these business strategies and there can be no assurances that we will do so in the future.

Marketing

Due to our current lack of capital, we have halted any current marketing.  As a result we currently market in a very limited capacity, primarily through press releases. In the event that we are able to access capital in the future, we would create a marketing campaign including, (i) direct marketing to ministries outlining the benefits of our platform to their ministry, (ii) presence at trade shows and conferences including the National Religious Broadcasters Convention which networks thousands of Christian community members and business people and the international Christian Retailers Show which is the largest Christian retailer gathering in the world, and (iii) other types of marketing including but not limited to press exposure, brand building at various seminars, viral and social strategies as well as the utilization of networks, bloggers, newsletters, direct calling and radio.  If we are able to raise sufficient capital we also plan on developing technology to create mobile phone applications related to our content.

Competition

We face significant competition from integrated online media companies, social networking sites, traditional print and broadcast media, search engines, and various e-commerce sites. Our competitors include many well-known and fully funded news and information websites and content providers. Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and/or content that may compete for the attention of our users, advertisers, developers, and publishers. We may also in the future, more directly compete with these companies to obtain agreements with third parties to promote or distribute our services. In addition, we compete with social media and networking sites which are attracting an increasing share of users, users’ online time and online advertising dollars.

Intellectual Property

We received trademarks of the term Truli Media Group and the accompanying logo that we use on our website in the fourth quarter of our fiscal year ending March 31, 2014 from the USPTO.

Employees

As of July 9, 2014, we had one full-time employee, our Founder and Chief Executive Officer Michael Solomon, who has forgone payment for the fiscal year. We also employ 4 part-time consultants who are not currently being paid by Truli on a consistent basis. While we have not experienced any work disruptions or stoppages we have to consider our relationships with certain consultants tenuous as a result of certain non-payments.

Our Website

Our website address is www.truli.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Related To Our Financial Condition.

We were formed on October 19, 2011 and have a limited operating history and accordingly may not be able to effectively operate our business.

We are still in the early stages of company development and accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. There can be no assurance that we will ever achieve positive cash flow or profitability, or that if either is achieved, that it will be at the levels estimated by management.

Prior to the date of this annual report, we have not yet generated any revenue. Our failure to generate significant revenues would seriously harm our business. Even if we are able to access capital, we anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. In the event that we are able to raise adequate capital, we expect to significantly increase our sales and marketing and general and administrative expenses. As a result of these additional expenses, we would need to generate substantial revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated July 14, 2014 on our consolidated financial statements for the year ended March 31, 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred indebtedness in convertible notes and debentures totaling in principal and interest $1,625,213 as of March 31, 2014. Such amount includes $461,337 principal in our 12% senior convertible debentures, which are currently in default.  As a result of the default, the interest on the notes includes (i) an increase in the principal and accrued interest balance to 150%, and (ii) an increase of the interest rate to 18%. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

We are in default on all of our 12% senior convertible debentures, which may negatively impact our business and financial condition.

Beginning on the date of issuance (September 10, 2013) of our 12% convertible debentures, we have been in default due to certain statements or omissions, in the transaction documents, that were incorrect as of such date.  Accordingly, the 12% debentures were accelerated and became immediately due and payable.  As a result of the default, (i) the principal and accrued interest balance on the debentures increased to 150%, (ii) the interest rate increased to 18% (commencing 5 days after the event of default).  Given our current financial situation, we cannot be certain that we will be able to pay these obligations and our failure to could have a material adverse effect on the Company’s business and financial condition.

Our chief executive officer, as well as consultants, are currently working without pay and there can be no assurances that they will continue to provide services to us.

Currently, our chief executive officer, as well as our consultants, are not being paid for their services provided to the company due to a shortage of company funds.  In the event that we are unable to secure additional financing to begin paying employees and consultants, they may quit, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company

There is no assurance that we will be able to attract and retain consumers to our website or generate revenues.

Our success depends upon our ability to obtain and retain consumers and potentially generate income from advertisers, future merchandise sales, donations to our subscriber ministries, as well as Pay-per-View content on our website. There is no assurance that we will be able to attract prospective consumers to our website, that we will be able to retain consumers that we attract, or that we will be able to generate revenue sufficient to continue our operations.

We will require additional capital to implement our business plan and marketing strategies which we may be unable to secure.

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand will is insufficient for our operational needs. We therefore need additional financing for working capital purposes. There is no assurance that additional financing will available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce our or halt our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing, if required or sought, would be available on terms deemed to be acceptable by us, and in our best interests.

Given our lack of capital, we may be unable to build, or continue to build, awareness of our brand, which could negatively impact our business, our ability to generate revenues, and/or cause our revenues to decline.

Our ability to build and maintain brand recognition is critical to attracting and expanding our online user base. In order to promote our brand, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. Given our insufficient funds, we are currently unable to promote our brand as necessary without raising additional capital. If we fail to promote and maintain our brand effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

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

Our ability to attract and maintain relationships with users, advertisers and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our prospects of revenues as the attractiveness of our sites to users and advertisers decreases. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

●	occasional scheduled maintenance;
●	equipment failure;
●	traffic volume to our websites that exceed our infrastructure’s capacity; and
●	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.

Our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They may experience slow response times or decreased traffic for a variety of reasons. There may be instances where our online networks as a whole, or our websites individually, will be inaccessible. Also, slower response times can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches, many of which problems are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Such providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for both users and for advertisers on our networks or websites, thereby harming our financial condition and operations.

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

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and other similar events and natural disasters. We currently have no insurance policies to cover for loss or damages in these events. In addition, terrorist acts or acts of war may cause harm to our employees or damage our   facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

We currently have no insurance and we cannot be sure that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities.

We currently have no director and officer insurance and no commercial insurance policies. Due to our lack of insurance, numerous events or claims against us would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. If we are able to obtain adequate capital, we plan to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, may not be able to obtain appropriate insurance coverage. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions, in the future may result in higher than anticipated premium costs, higher policy deductibles, and lower coverage limits. Even if we are able to maintain insurance, for some risks we may ever be able to obtain insurance coverage because of cost or availability.

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

If Internet users do not interact with www.truli.com frequently or if we fail to attract new users to the site, our business and financial results will suffer.

The success of www.truli.com is largely dependent upon users constantly visiting the site for content. We need to attract users to visit our website frequently and spend increasing amounts of time on the website when they visit. If we are unable to encourage users to interact more frequently with truli.com and to increase the amount of user generated content they provide, our ability to attract new users to our website and increase the number of loyal users will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

We intend to generate substantial portions of our revenue through advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

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

New technologies could block Internet ads from being seen by our users, which could harm our financial results.

Technologies have been developed, and are likely to continue to be developed, that can block the display of Internet ads. Ad-blocking technology may cause a decrease in the number of ads that we can display on our website, which could adversely affect our ad revenues and our financial results.

If we fail to enhance awareness of our website and provide updated content, we will be unable to generate sufficient website traffic and our business and financial condition will suffer.

In order to generate traffic to our website, we believe that we need to enhance awareness of our website and consistently provide updated content. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market.  We believe we currently have low traffic on our website due to a lack of content, and our inability to adequately market the website given our insufficient capital. Increasing awareness and traffic will require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Given our insufficient capital, even if these efforts are successful, they may not be cost-effective. If we are unable to enhance our website, our traffic may not increase and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

Risks related to management

Our Chief Executive Officer, by virtue of his ownership of our securities, is currently able to control the company.

Our founder and CEO, Michael Jay Solomon, beneficially owns 68% of the issued and outstanding equity of the Company. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in the Company unless such investor is willing to place all aspects of the management of the Company in the existing management.

We are responsible for the indemnification of our officers and directors, which, if required, could result in significant company expenditures.

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

Given our financial situation, we may be unable to implement growth and expansion strategies.

We are not able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy given our insufficient capital and need for additional financing. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Additional financing will be necessary for the implementation of our growth strategy.

We will require additional debt and/or equity financing to pursue our growth strategy.  Given our limited operating history and existing losses, there can be no assurance that additional financing will be available, or, if available, that the terms will be acceptable to us.  Lack of additional funding would force us to curtail substantially or even totally, our business and growth plans.

Furthermore, given our financial condition, future financing may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding on terms sufficient to us will seriously jeopardize our ability to continue our business and operations.

We depend on Michael Solomon, our Chief Executive Officer, to manage and drive the execution of our business plans and operations; the loss of Mr. Solomon would materially and adversely affect our business.

Currently, our CEO, Michael Solomon is our only employee and given our financial condition, he has forgone payment for he last two fiscal years. There can be no assurance that we will be successful in retaining Mr. Solomon.  A voluntary or involuntary termination of Mr. Solomon would have a materially adverse effect on our business.

Risks Related to Investment in our Company

The market for our common stock has been illiquid so the price of our common stock could be volatile and could decline when you want to sell your holdings.

Our common stock trades with limited volume on the OTCQB under the symbol TRLI. Although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) expiration of lock-up agreements; (ii) our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (iii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iv) speculation about our business in the press or the investment community; (v) significant developments relating to our relationships with our licensees and our advisors; (vi) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (vii) Our potential inability to pay back outstanding debentures, some of which that have been in default since September of 2013; (viii) investor perceptions of our industry in general and our company in particular; (ix) the operating and stock performance of comparable companies; (x) general economic conditions and trends; (xi) major catastrophic events; (xii) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xiii) changes in accounting standards, policies, guidance, interpretation or principles; (xiv) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xv) additions or departures of key personnel.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We are subject to price reset provisions, variable conversion prices and adjustments related to certain of our convertible notes (including those in default) and our common stock purchase warrants which could cause significant dilution to stockholders and adversely impact the price of our common stock.

Certain of our securities are subject to price reset provisions, variable conversion prices and adjustments.  As a result, future sales of common stock or common stock equivalents may result in significant dilution to our shareholders.  For instance, our 8% convertible debentures issued in August, October, and November of 2013 are convertible into common shares at a discount to market and have price reset features.  Additionally, our 12% convertible debentures issued in September 2013 that are currently in default are convertible at a discount to market and have increased to 150% of their base value with interest at 18%.

Additionally, 27,573,535 common stock purchase warrants issued in connection with our 12% convertible debentures have increased to 68,933,838 warrants and the exercise price has been reduced from $0.05 to $0.02 as a result of subsequent debt issuances.

In the event of further price resets or conversion price modifications, dilution may be substantial and our stock price may be negatively impacted.

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

We became a public company in June 2012 and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to June 2012, we had not operated as a public company and the requirements of these rules and regulations have and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

Future sales of our equity securities could result in downward selling pressure on our securities, and may adversely affect the stock price.

In the event that our equity securities are sold, there is a risk downward pressure may result, making it difficult for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

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

Online piracy of media content on our website could result in reduced revenues and increased expenditures which could materially harm our financial condition.

Online media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of online video content. The proliferation of unauthorized copies of these products will likely continue, and if it does, could have an adverse effect on the Company’s business, because these products could reduce the revenue the Company receives from its products. Additionally, in order to contain this problem, the Company may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.

Our contracts with content providers are “non-exclusive” which may affect our ability to compete, resulting in potential adverse effects to our operations and financial condition.

Our contracts with content providers are “non-exclusive.” As a result, content providers are able to deliver and distribute content which is available on the Truli website, through other websites including, without limitation, our direct competitors. In addition, certain of the content available on the Truli website is also available generally to the public on cable television, YouTube.com or other file sharing websites, among others. The lack of exclusive content on our website may be harmful to our ability to compete in the marketplace which could adversely affect our results of operations and financial condition.

Changes in technology may affect the profitability of online content and if we are unable to adapt to such technological changes, it may negatively impact our business and financial condition.

The online industry in general, continues to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, the Company cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the profitability of its online content and/or the Company’s business in general. Examples of such advances include downloading and streaming from the Internet onto cellular phone or other mobile devices. Other online companies may have larger budgets to exploit these growing trends. The Company cannot predict how it or its business partners will financially participate in the exploitation of its content through these emerging technologies or whether the Company or its business partners have the right to do so for all of its content. If the Company or its business partners cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on the Company’s revenues and therefore on the Company’s business, financial condition and results of operations.

As a result of providing online media content, we may be subject to intellectual property infringement claims which could have a material adverse effect on our financial condition.

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

In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post un-moderated comments and opinions.   Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may   otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or   abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. We have no insurance to protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our   services.

As a distributor of media content, the Company may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement and other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against distributors of media content. Any imposition of liability, given our lack of insurance coverage, could have a material adverse effect on the Company’s business, results of operations and financial condition.

In the event that we attempt to conduct business outside of the United States, we may be subjected to additional risks related to international trade which could have a material adverse effect on our financial condition.

The Company hopes to conduct business in overseas markets and will therefore be subject to risks inherent in the international distribution of media content, many of which are beyond the Company’s control. These risks include: (i) laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; (ii) differing cultural tastes and attitudes, including varied censorship laws; (iii) differing degrees of protection for intellectual property; (iv) financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; (v) the instability of foreign economies and governments; (vi) fluctuating foreign exchange rates; and (vii) war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our ability to do conduct business in non-U.S. sources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in laws and regulations, specifically those affecting the Internet could adversely affect our business and results of operations.

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including (i) privacy, data security and use of personally identifiable information; (ii) copyrights, trademarks and domain names; and (iii) marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could (i) decrease the growth rate of the Internet; (ii) reduce our revenues; (iii) increase our operating expenses; or (iv) expose us to significant liabilities.

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

Our principal executive office is located in Beverly Hills, California. Thus, our operating results are vulnerable to natural disasters or other casualties and to negative economic, competitive, demographic and other conditions affecting Southern California. We currently have no insurance coverage, and accordingly, will have no compensation for economic consequences of any loss. Should a loss occur, we could lose both our invested capital and anticipated profits from affected facilities.

ITEM 2. PROPERTIES

The Company currently does own any properties. The Company currently occupies minimal office space provided byour CEO, Michael Solomon, at no charge to us, at 515 Chalette Drive, Beverly Hills, CA 90210.  Our corporate telephone number is (310) 274-0224 and our fax number is (310) 274-2252. Questions and requests for additional information should be addressed to Michael Solomon at 515 Chalette Drive, Beverly Hills, CA 90210.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, as of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

On December 5, 2013, we filed a current report on Form 8-K reporting that we were informed by the holders of our 12% convertible debentures, issued on September 10, 2013, that such debentures were in default. We continue to negotiate with these debenture holders in seeking a resolution.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCQB under the trading symbol of TRLI.  As of the date of this Annual Report, the trading in our common shares is limited and sporadic. When our common stock does trade, the trading is of a relatively low dollar volume. Accordingly, no public market for our common shares exists.  There can be no assurance that a public market for our common shares will develop in the future.

Holders

As of July 9, 2014, there were approximately 102 holders of record of our common stock.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

The following information is given with regard to unregistered securities sold during the period covered by this report.  The unregistered securities were issued pursuant to Section 4(2) of the Securities Act.

Stock Options, Warrants, and Common Stock Issuances as Consideration for Services

●
During the twelve months ended March 31, 2014, the Company charged to operations $365,375 as fair value of 10,196,193 shares of common stock issued or to be issued to consultants for services.  Of this amount, 596,921 shares, valued at $16,250, have not yet been issued for services already provided.

●
During September 2013, we granted 2,506,685 warrants as compensation for consulting services with an initial exercise price of $0.05 per share and a term of three years. Due to price reset features, the number of warrants has increased to a total of 6,266,713 and an exercise price of $0.02.

Financings and Exchanges

●
On September 10, 2013 we issued to accredited investors, 25,066,850 common stock purchase warrants to investors pursuant to the sale of $501,337 in principal of 12% convertible debentures in exchange for $400,000 in cash and the exchange of a debenture in principal and interest of $101,337 previously issued on July 26, 2013.  The warrants had an exercise price of $0.05 and a term of 3 years.  The debentures are convertible 180 days from issuance at a price per share of $0.02, or if more than 181 days from issuance, the lesser of $0.02 or 65% of the average of the lowest three closing bid prices of the common stock for the ten days immediately preceding conversion.  As a result of default under these debentures, (i) the principal and accrued interest balance on the debentures increased to 150%, and (ii) the interest rate increased to 18% (commencing 5 days after the event of default). Additionally, due to the subsequent issuance of debt, the warrants issued in connection with the debentures have increased to an aggregate of 62,667,125 with an exercise price of $0.02.

●
On August 28, 2013, October 2, 2013, November 7, 2013 we issued to an accredited investor, an aggregate of $117,500 in 8% convertible notes.  As of March 31, 2014, the Company has issued 900,901 shares of common stock as a result of the conversion of $10,000 in principal of the 8% convertible notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion.

●
On July 26, 2013, the Company issued 500,000 common stock purchase warrants in connection with the sale to an accredited investor of $100,000 of 8% convertible debentures.  The warrants had a term of three years and a price per share of $0.04.  The debenture is convertible into common stock at a conversion price equal to 65% of the average of the lowest three closing bid prices for the ten days prior to a conversion.  The debenture was exchanged in connection with the convertible debenture financing of September 10, 2013 and the 500,000 warrants were cancelled.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this report. See “Preliminary Note Regarding Forward Looking Statements.”

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended March 31, 2014 to 2013.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Annual Report. Our actual results may differ materially.

COMPANY OVERVIEW

Business

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. These sermons are categorized into different subject matters and sub-topics for user search. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. The Truli website allows its users to access a library of religious and family-friendly programs, including television, sermons, concerts, movies, e-books, educational seminars, music and music videos. Currently, roughly 5,000 items in its library, with Christian content currently representing roughly 30% of the Truli Platform with roughly 70% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website.

Strategy

Truli’s goal is to sign up as many ministries as possible throughout the United States and abroad.  Truli is affiliated with over two hundred ministries and churches, and allows them to deliver their content through the Truli platform.  We hope to attract ministries to join our website by potentially providing benefits to them including (i) expanded dissemination of their message regardless of size, budget or location, (ii) direct user feedback from our consumers, and (iii) organization of their sermons and content as well as general technological advances to augment traditional places of worship.

Truli consumers have access to free content as well as certain Pay-per-View content on the interactive digital platform from which we hope to eventually derive revenue. In the event we are able to raise sufficient capital, and our website gains significant traffic, we plan to sell advertising space on our website.  We additionally plan to sell faith based merchandise through our website once we are financially able to do so. We also have created a “donation” section of our website whereby we will receive 15% of donations given to ministries and churches.

Truli also will allow partners to monetize their content through our platform by letting them set purchase prices for their content, and allowing them to receive money though our “donation” section of the website.

We have currently not generated revenue from these business strategies and there can be no assurances that we will do so in the future.

Plan of Operation

Truli is currently focused on further developing its website and securing financing through which to increase our advertising and online presence.  Truli is additionally working toward increasing both the amount and diversity of its content through which to attract more users as well as more churches and ministries.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities. We have never been profitable and, as of March 31, 2014, we had an accumulated deficit of $6,113,957. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at March 31, 2014 was $4,249, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Operating Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness aggregating $1,625,213 in principal and interest as of March 31, 2014, which includes $461,337 principal of our 12% senior convertible debentures, which are currently in default.  As a result of the default, we recorded (i) an increase in the principal of 150%, or $250,669, and (ii) an increase of the interest rate to 18%. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our CEO and consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2014 consolidated financial statements included in this Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

RESULTS OF OPERATIONS – FISCAL YEAR ENDED MARCH 31, 2014 AS COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2013

The Company had no revenue for the fiscal years ended March 31, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss for the years ended March 31, 2014 and 2013 were $3,943,247 and $1,114,423, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses totaled $1,420,086 and $1,054,286 during the years ended March 31, 2014 and 2013, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $1,420,086 for the fiscal year ended March 31, 2014, principally comprised of  website development costs, marketing, investor relations, professional and consulting fees and travel expense.  The increase of 35% for 2014 compared to 2013 was primarily attributable to increased marketing, investor relations, professional and consulting fees and travel expense with a decrease in website development costs.  Included in selling, general and administrative expenses is stock based compensation expense of approximately $479,000 for 2014 and $269,000 for 2013. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)
	Year Ended		Change in 2014
	March 31,		Versus 2013
	2014	2013	$	%

Interest expense	$(3,848,094)	$(60,137)	$(3,787,957)	6,399%
gain on change in fair value of warrant derivative liability	1,576,393	-	1,576,393	-%
Loss on debt conversion	(791)	-	(791)	-%
Loss on default	(250,669)	-	(250,669)	-%
Total other income (expense)	$(2,523,161)	$(60,137)	$(2,463,024)	4,096%

The Company charged to operations interest expense of $3,848,094 and $60,137 for the fiscal years ended March 31, 2014 and 2013, respectively.  The increase was primarily related to the Company’s derivative debt and warrants.  Additionally, the Company had a gain of $1,576,393 and $0 for the fiscal years ended March 31, 2014 and 2013 respectively as a result of the change in fair value of the Company’s derivative instruments.  The Company also had a loss on debt conversion of $791 compared to $0 for the fiscal years ended March 31, 2014 and 2013 respectively and a loss on default of $250,669 and $0 for the fiscal years ended March 31, 2014 and 2013 respectively resulting from a default on its September 2010 convertible notes. For more information on our convertible notes and derivative liabilities, please refer to Notes 4 and 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	Ended March 31,
	2014	2013

Cash at beginning of period	$1,296	$0
Net cash used in operating activities	(612,551)	(237,179)
Net cash provided by financing activities	615,504	238,475
Cash at end of period	$4,249	$1,296

The Company had cash and cash equivalents of $4,249 and $1,296 as of March 31, 2014 and 2013, respectively.  The Company’s capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal years ended March 31, 2014 and 2013. The Company has liabilities of $3,972,855 and $720,975 as of March 31, 2014 and 2013, respectively.  The increase in liability is primarily a result of the issuance of convertible debentures, our default on certain convertible debentures, and derivative liabilities related to convertible debt and common stock purchase warrants with price reset provisions.  During the fiscal year ended March 31, 2014, the Company has issued $117,500 in principal of 8% convertible debentures ($10,000 of which has been converted as of March 31, 2014) and $501,337 of 12% convertible debentures (which are currently in default).

The Company owes principal and interest of $722,732 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer. In February 5, 2013, the Company and its Founder and Chief Executive Officer previously settled $1,200,000 of this note payable together with accrued interest into 22,153,847 shares of common stock valued at $0.054 per share.

The Company additionally has an unsecured line of credit with $82,975 and $42,975 outstanding as of March 31, 2014 and 2013, respectively.  The increase is a result of an additional $40,000 being issued in July of 2013.

The Company owes an aggregate of $107,500 on three 8% convertible debentures issued on August 28, 2013, October 2, 2013, November 7, 2013.  During March 2014, the Company issued 900,901 shares of common stock as a result of the conversion of $10,000 in principal of the 8% convertible notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion.

The Company owes $712,006 in principal of our 12% senior convertible debentures issued on September 10, 2013.  As a result of certain statements and omissions, we defaulted on these debentures resulting in the debentures increasing to 150% of face value, the interest rate increasing to 18% and the amounts due under the debentures became immediately due.  We have repaid $40,000 in principal to the note holders as of March 31, 2014.

The Company spent in operating activities, $612,551 and $237,179 respectively for the fiscal years ended March 31, 2014 and 2013, respectively.  The increase is primarily attributable to an increases in loss (after adjusting for non-cash items) of approximately $696,000, partially offset by an increase in accounts payable of approximately $167,000 and a decrease in prepaid expenses of approximately $154,000.

Financing activities provided $615,504 and $238,475 to the Company during the fiscal years ended March 31, 2014 and 2013, respectively. The increase is primarily attributable to an increase in convertible notes and debt financing as described above and in Notes 2, 3 and 4 to our consolidated financial statements in Item 8 of this annual report.

As of March 31, 2014, we had an accumulated deficit of $6,113,957 compared to $2,170,710 as of March 31, 2013.  The increase is attributable to the net loss for the 2014 fiscal year.

The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital sources and additional revenue through the seeking of the capital it needs to carry on its planned operations. However, based on its current expected level of operating expenditures, we do not believe we will be able to fund our operations in the short term without raising additional capital. There is no assurance that any of the planned activities will be successful.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending March 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

This information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

While we have engaged a third party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have an independent director, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting.

This Annual Report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of March 31, 2014.

Name	Age	Position(s)
Michael Jay Solomon	76	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer
Marty Pompadur	79	Director
Dr. Varun Soni*	40	Director

* Dr. Varun Soni informed the Company on December 10, 2013 that he would resign his directorship effective January 1, 2014.  The Company accepted his resignation and Dr. Soni resigned on January 1, 2014.

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

Dr. Varun Soni served as a director of the Company from November 19, 2012 to January 1, 2014.  Dr. Soni is the Dean of Religious Life at the University of Southern California (USC). He is a University Fellow at USC Annenberg's Center on Public Diplomacy, an Adjunct Professor at USC's School of Religion, and a member of the State Bar of California, the American Academy of Religion, and the Association for College and University Religious Affairs. He serves on the advisory board for the Center for Muslim-Jewish Engagement, the Journal for Interreligious Dialogue, CrossCurrents, Hindu American Seva Charities, and the Parliament of the World's Religions. Prior to joining USC, he spent four years teaching in the Law and Society Program at UC Santa Barbara. He produced the acclaimed graphic novel Tina's Mouth: An Existential Comic Diary by Keshni Kashyap (Houghton Mifflin Harcourt, 2011), which is currently being adapted for television.  He also produced and hosted his own radio show on KPFK-Pacifica that showcased music from South Asia and its diaspora. He holds degrees in religion from Tufts University, Harvard Divinity School, UC Santa Barbara, and the University of Cape Town, as well as a law degree from UCLA School of Law.  Dr. Soni was selected to serve as a director due to familiarity and expertise in the field of religious living.  He resigned his directorship with Truli Media Group, Inc. on January 1, 2014.

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have one employee.  The Board of Directors has determined that the functions of such committees will be undertaken by the entire board.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. As discussed above, our Board of Directors as whole carries out the functions of an audit committee as a result of the Company’s size, limited resources and limited employees.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors. As discussed above, our Board of Directors as whole carries out the functions of a nominating committee as a result of the Company’s size, limited resources and limited employees.

Director Terms

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Director Independence

The Company is not listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Mr. Pompadur is an independent director.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended March 31, 2014:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late

Varun Soni	Form 3 – 1 filed late	1

Michael Solomon	Form 3 --- 1 filed late	1

Martin Pompadur	Form 3 --- 1 filed late	1

Code of Ethics

We have not adopted a Code of Ethics that applies to our chief executive officer because he is the sole employee of the company.  We expect to consider adopting such a code if and when we retain more management personnel.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2014, and our fiscal year ended March 31, 2013, for (i) our Chief Executive Officer, Michael Jay Solomon.

Position	Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Michael Jay Solomon (CEO)	March 31, 2014	*	--	--	--	--
	March 31, 2013	*	--	--	--	--

* Michael Jay Solomon has forgone of $375,000 per annum due to the limited capital of the company.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

We currently have an outstanding oral contract with our CEO, Michael Jay Solomon.  Mr. Solomon has forgone payments for the last two fiscal years ended March 31, 2014 and 2013 respectively of $375,000 per annum due to the limited capital of the company.

DIRECTOR COMPENSATION

Director Compensation

Non-employee director compensation for a new director is determined on a case by case basis by the existing members of the board of directors at the time a director is elected.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our capital stock as of July 9, 2014 by:

●	Each person, or group of affiliated persons, known by us to be the beneficial owners of 5% or more of any class of our voting securities;
●	Each person who beneficially owns outstanding shares of our preferred stock;
●	Each of our current directors and nominees;
●	Each named executive officer; and
●	All directors and officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers and directors. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

			Common Stock
			Shares
			Underlying
			Convertible		Percent of
Name and Address of Beneficial Owner(1)	Shares		Securities (2)	Total	Class (2)
Directors and named Executive Officers
Michael Jay Solomon	65,443,847	(3)	--	65,443,847	68.1%
Martin Pompadur	--		180,000	150,000	*
Varun Soni (4)	--		216,000	180,000	*

All directors and executive officers as a group (3 persons)	65,443,847		396,000	65,839,847	68.2%

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Truli Media Group, Inc., 515 Chalette Drive, Beverly Hills, CA 90210.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 96,151,666 shares of common stock issued and outstanding as of July 9, 2014.

(3)	Includes 43,243,847 shares owned directly by Michael Jay Solomon and 22,200,000 shares owned by Solomon Family Trust dated December 21, 1989.

(4)	Dr. Soni resigned from the board of directors effective January 1, 2014.

*      Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding disclosure of an employment relationship or transaction involving our chief executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this annual report entitled in Item 11 entitled “Executive Compensation.”

●
The Company currently is in debt to its founder and Chief Executive Officer, principal and interest of $722,732 pursuant to a 4% unsecured term note representing advances. The note, which may be increased as additional funds may be advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credited additional paid in capital until September 29, 2012. Since that time, the Company has accrued the interest liability. The Company charged to operations interest expense of $23,721 and $47,494 for the fiscal years ended March 31, 2014 and 2013, respectively. Accrued interest payable is $49,123 and $25,401 at March 31, 2014 and 2013, respectively.

●
The Company and its Founder and Chief Executive Officer previously settled $1,200,000 of this note payable together with accrued interest into 22,153,847 shares of common stock valued at $0.054 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

 Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2014 and 2013 were:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit fees	$35,000	$32,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$35,000	$32,500

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

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor;

●	and were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July [*], 2014	TRULI MEDIA GROUP, INC.
	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Jay Solomon	Chief Executive Officer, President, Chief Financial Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)	July 15, 2014
Michael Jay Solomon

/s/ Martin Pompadur	Director	July 15, 2014

TRULI MEDIA GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Truli Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Truli Media Group, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Truli Media Group, Inc. as of March 31, 2014 and 2013, and the consolidated results of operations, deficit and cash flows for the two years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the accompanying consolidated financial statements, the Company has not generated revenue since operations, has experienced significant losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
July 14, 2014

Truli Media Group, Inc.
Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
Assets
Current Assets
Cash and cash equivalents	$4,249	$1,296
Prepaid expenses	-	77,033
Total Current Assets	4,249	78,329

Total Assets	$4,249	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$311,089	$116,057
Accrued interest, related party	49,123	25,401
Notes payable - officers	673,609	536,542
Notes payable, other	82,975	-
Convertible note, net of unamortized debt discount of $38,881	780,625	-
Derivative liability	2,075,434	-
Total Current Liabilities	3,972,855	678,000

Long-Term Liabilities:
Long-term notes payable	-	42,975
Total Liabilities	3,972,855	720,975
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 94,151,666 and 83,651,493 shares issued and outstanding as of March 31, 2014 and 2013, respectively	94,152	83,652
Additional paid in capital	2,034,949	1,444,412
Common stock to be issued	16,250	-
Accumulated deficit	(6,113,957)	(2,170,710)
Total stockholders’ deficit	(3,968,606)	(642,646)
Total Liabilities and Stockholders’ Deficit	$4,249	$78,329

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.
Consolidated Statements of Operations

	Year ended March 31,	Year ended March 31,
	2014	2013
Operating expenses:
Selling, general and administrative	$1,420,086	$1,054,286
Total operating expenses	1,420,086	1,054,286
Loss from operations	(1,420,086)	(1,054,286)

Other income (expenses):
Interest expense	(3,848,094)	(60,137)
Gain on change in fair value of derivative liability	1,576,393	-
Loss on debt conversion	(791)	-
Loss on default	(250,669)	-
Total other expenses	(2,523,161)	(60,137)

Loss from operations before income taxes	(3,943,247)	(1,114,423)
Provision for income taxes	-	-
Net loss	$(3,943,247)	$(1,114,423)

Net loss per share – basic and diluted	$(0.04)	$(0.02)

Weighted average common shares – basic and diluted	88,379,004	55,903,130

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.
Consolidated Statement of Stockholders' Deficit
For the Two Years ended March 31, 2014

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2012	-	$-	44,400,000	$44,400	(58,976,400)	$(58,976)	$8,502	$(1,025,213)	$(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,503)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	596,921	16,250	-	-	-	-	16,250
Common stock issued for services	9,599,272	9,599	-	-	-	-	339,526	-	349,125
Common stock issued upon debt conversion	900,901	901	-	-	-	-	17,118		18,019
Fair value of vested stock options	-	-	-	-	-	-	33,751	-	33,751
Fair value of warrant issued for service	-	-	-	-	-	-	584	-	584
Extinguished derivative liability							199,558		199,558
Net loss	-	-	-	-	-	-	-	(3,943,247)	(3,943,247)
Balance as of March 31, 2014	94,151,666	$94,152	596,921	$16,250	-	$-	$2,034,949	$(6,113,957)	$(3,968,606)

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.
Consolidated Statements of Cash Flows

	Year ended March 31,	Year ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(3,943,247)	$(1,114,423)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	597,968
Operating expenses paid directly through financings	114,160	-
Imputed interest on related party notes	-	34,203
Amortization of discount on convertible debt	676,647	-
Equity based compensation expense	479,359	268,861
Change in fair market value of derivative liability	(1,576,393)	-
Loss on excess fair value of derivative liability at inception	3,063,436	-
Loss on debt conversion	791	-
Loss on default of convertible note	250,669	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	77,033	(77,033)
Increase in accounts payable and accrued liabilities	220,091	53,245
Net cash used in operating activities	(612,551)	(237,179)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	40,000	42,975
Proceeds from notes payable, related party	112,164	195,500
Proceeds from convertible notes	503,340	-
Repayments of convertible notes	(40,000)	-
Net cash provided by financing activities	615,504	238,475

Net increase in cash and cash equivalents	2,953	1,296

Cash and Cash Equivalents, beginning of period	1,296	-

Cash and Cash Equivalents, end of period	$4,249	$1,296

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000
Issuance of common stock from common stock to be issued	$-	$44,000
Cancelation of common stock	$-	$58,976
Common stock issued upon conversion of debt	$18,019	$1,200,000
Derivative liability at inception	$2,298,167	$-
Extinguished derivative liability	$210,095	$-
Conversion of accrued interest into convertible note payable	$1,337	$-

The accompanying notes are an integral part of these consolidated financial statements.

 TRULI MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Truli Media Group, Inc. (“Truli” or the “Company”), headquartered in Beverly Hills, California, is focused on the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. From its inception (October 19, 2011) through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of raising additional debt or equity capital to support the completion of its development activities. Consequently, its operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to operationalize the Company’s current technology.

Merger and Corporate Restructure

On June 13, 2012, Truli entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli LLC, and SA Recovery Merger Subsidiary, Inc., pursuant to an Agreement and Plan of Merger.  Under the terms of the Agreement, all of Truli’s LLC member interests were exchanged for 44,400,000 shares of Truli’s common stock, or approximately 74 % of the fully diluted issued and outstanding common stock of Truli.

Pursuant to the Reorganization Agreement, as part of the transaction, the members and other designees of Truli LLC acquired a controlling interest in Truli Inc. Truli was a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC was the surviving entity. The transaction is accounted for as a recapitalization of Truli LLC pursuant to which Truli LLC is treated as the surviving and continuing entity although Truli LLC is the legal acquirer. Accordingly, Truli’s historical financial statements are those of Truli LLC immediately following the consummation of the reverse acquisition.

Pursuant to the Reorganization Agreement the Company has (1) cancelled 58,976,400 shares of Truli Inc. common stock, (2) issued 44,400,000 shares of Truli’s common stock in exchange for acquisition of all of Truli LLC member interests; and (3) eliminated the accumulated deficit, including forgiveness of related party debt and record recapitalization of the Company that existed prior to the consummation of the reverse acquisition.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31 2014 and 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 144,854,722 and 3,738,000 outstanding common share equivalents at March 31, 2014 and 2013, respectively.

	March 31,	March 31,
	2014	2013
Options	3,738,000	3,738,000
Warrants	68,939,238	-
Convertible notes payable	72,177,484	-
	144,854,722	3,738,000

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

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recently Issued Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending March 31, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $673,609 and $536,542 payable as of March 31, 2014 and 2013, respectively. The note, which may be increased as additional funds may be advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. As per ASC 835-30 “Imputation of Interest’, the Company has imputed interest at 4% p.a. on the average balance of the notes payable and recorded $34,203 as interest expense and credited additional paid in capital until September 29, 2012. Since that time, the Company has accrued the interest liability. The Company charged to operations interest expense of $23,721 and $47,494 for the fiscal years ended March 31, 2014 and 2013, respectively. Accrued interest payable is $49,123 and $25,401 at March 31, 2014 and 2013, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

Effective February 5, 2013, the Company and its founder settled a total of $1,200,000 in principal outstanding of this Note Payable into 22,153,847 (post- forward stock split) shares of common stock at $0.054 per share.

NOTE 3 — NOTES PAYABLE, OTHER

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance to the maturity date, which is December 31, 2014. During the year ended March 31, 2013 the Company issued seven 5% promissory notes to the investor in total amount of $42,975. During July 2013 the Company issued two additional notes aggregating $40,000. As of March 31, 2014 and 2013, the Company had a balance outstanding of $82,975 and $42,975, respectively.

NOTE 4 — CONVERTIBLE NOTES

At March 31, 2014 and 2013 convertible notes consisted of the following:

	March 31, 2014	March 31, 2013
Convertible notes payable	$819,506	$-
Unamortized debt discount	(38,881)	-
Carrying amount	$780,625	$-

Note issued on July 26, 2013:

On July 26, 2013, the Company entered into a securities purchase agreement (the " July 2013 Agreement") with an accredited investor (the "July 2013 Investor") pursuant to which the Investor purchased an 8% Convertible Debenture for an aggregate purchase price of $100,000 (the "July 2013 Debenture"). The July 2013 Debenture bore interest at a rate of 8% per annum and was payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted) and the earlier of (i) July 26, 2014 or (ii) one (1) business day after the consummation of a Subsequent Financing (as defined and described in the July 2013Agreement). The July 2013 Debenture was convertible at the option of the Investor at any time into shares of the Company's common stock (the "Common Stock") at a conversion price equal to sixty-five percent (65%) of the average of the lowest three closing bid prices of the Company's Common Stock for the ten trading days immediately prior to a voluntary conversion date, subject to adjustment.

In connection with the July 2013 Agreement, the July 2013 Investor received a warrant to purchase five hundred thousand (500,000) shares of Common Stock (the “July 2013 Warrant”). The July 2013 Warrant was exercisable for a period of three years from the date of issuance at an exercise price of $0.04, subject to adjustment.

On September 10, 2013, the Company cancelled this note of $100,000, along with related accrued interest of $1,337, and issued a new convertible note of $101,337 with fixed conversion price of $0.02 per share as described below under “Notes issued on September 10, 2013”. Also, the Company cancelled the 500,000 warrants issued with the note.

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

During March 2014 $10,000 principal was converted into 900,901 shares of common stock, with a value of $18,019. The Company recorded a loss on conversion of $791 during the year ended March 31, 2014.

During the year ended March 31, 2014, the Company recorded amortization of debt discount of $32,100 as interest expense.

Notes issued on September 10, 2013:

On September 10, 2013 (the “Effective Date”), the Company entered into securities purchase agreements (collectively, the “September 2013 Agreement”) with accredited investors (collectively, the “September 2013 Investors”) pursuant to which the September 2013 Investors purchased 12% Senior Convertible Debentures for aggregate gross proceeds of $501,337, which consisted of $400,000 of cash and the exchange and cancellation of an 8% convertible debenture (bearing principal and interest totaling $101,337 (collectively, the “September 2013 Debentures”). The September 2013 Debentures bear interest at a rate of 12% per annum and their principal amounts are due on September 10, 2014. The September 2013 Debentures are payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the September 2013 Debentures then outstanding by an amount equal to the interest then due and payable. The September 2013 Debenture will be convertible at the option of the Investor at any time into shares of the Company’s Common Stock at a conversion price equal to (i) $0.02, on any conversion date through the date that is one hundred eighty (180) days from the Effective Date, subject to adjustment (the “Initial Conversion Price”) and (ii) beginning one hundred eighty one (181) days after the Effective Date, it shall be equal to the lower of (A) the Initial Conversion Price or (B) 65% of the average of the lowest three closing bid prices of the Common Stock for the ten trading days immediately prior to a conversion date, subject to adjustment.

In connection with the September 2013 Agreement, the September 2013 Investors collectively received warrants to purchase an aggregate of 25,066,850 shares of Common Stock (collectively, the “September 2013 Warrants”). The September 2013 Warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.05 per share, subject to adjustment. The September 2013 Investors may exercise the September 2013 Warrants on a cashless basis at any time after the date of issuance. In the event the September 2013 Investors exercise the September 2013 Warrant on a cashless basis we will not receive any proceeds.

In connection with the above $501,337 Senior Convertible Debentures, the Company made certain statements or omissions in the transaction documents that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and the 12% Debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% Debentures increased to 150% of original face value, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% Debentures were accelerated and became immediately due and payable. Accordingly, the Company charged to operations loss on default of convertible note of $250,669 during the year ended March 31, 2014 and increased the principal amount of convertible debenture to $752,006.

During March 2014, the Company repaid $40,000 of principal to the note holders.

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

During the year ended March 31, 2014, the Company amortized debt discount of $21,196 to current period operations as interest expense.

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

During the year ended March 31, 2014, the Company amortized debt discount of $22,014 to current period operations as interest expense.

NOTE 5 – DERIVATIVES

The Company has identified certain embedded derivatives related to its convertible notes and common stock purchase warrants. Since certain of the notes are convertible into a variable number of shares or have a price reset feature, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Note issued on July 26, 2013:

The Company identified embedded derivatives related to the July 2013 Debenture.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the July 2013 Debenture and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the July 2013 Debenture, the Company determined a fair value of $155,502 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.11%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 288%; and (4) an expected life of 1 year.

The initial fair value of the embedded debt derivative of $155,502 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder ($55,502) charged to operations as interest expense.

On September 10, 2013, the Company cancelled this note of $100,000, along with related accrued interest of $1,337, and issued a new convertible note of $101,337 with fixed conversion price of $0.02 per share as described above under “Notes issued on September 10, 2013”. Also, the Company cancelled the 500,000 warrants issued with the note. Accordingly, the Company extinguished the derivative liability on this note and reclassified the balance of $155,502 to additional paid in capital.

Note issued on August 28, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on August 28, 2013.  These embedded derivatives included certain conversion features.  At the inception of the convertible promissory note, the Company determined a fair value of $69,488 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.11%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 280%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $69,488 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($26,988) charged to operations as interest expense.

During March 2014 $10,000 of principal was converted into 900,901 shares of common stock. The derivative liability was reduced by $10,537 as a result of this conversion.

During the year ended March 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $2,046 which has been charged to interest expense.

During the year ended March 31, 2014, the Company recorded $24,809 of income related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $36,188 at March 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.046%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 254%; and (4) an expected life of 0.17 year.

Notes issued on September 10, 2013:

The Company identified embedded derivatives related to the September 2013 Debentures, resulting from the price reset features of these instruments.  At the inception of the convertible promissory note, the Company determined a fair value of $1,086,647 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.122%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 195%; and (4) an expected life of 1 year.

The initial fair value of the embedded debt derivative of $1,086,647 was allocated as a debt discount up to the proceeds of the note ($501,337) with the remainder ($585,310) charged to operations as interest expense.

During March 2014, the Company repaid $40,000 of principal to the note holders. As a result, $44,057 of derivative liability was reclassified to paid-in capital.

During the year ended March 31, 2014, the Company recorded $244,273 of income related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $798,317 at March 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.081%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 288%; and (4) an expected life of 0.4375 year.

Debt Warrants issued on September 10, 2013:

The Company issued 25,066,850 warrants in conjunction with debt incurred in September 2013. The warrants had an initial exercise price of $0.05 per shares and a term of three years. The Company identified embedded derivatives related to these 25,066,850 September 2013 Warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements. At issue, we have recorded a warrant liability of $796,471, with a corresponding charge to interest expense. The value of the warrant liability was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 171%; and (4) an expected life of 3 years.

The warrants issued with the September debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 62,667,125 with an exercise price of $0.02. The Company has also recorded an expense of $1,416,749 due to the increase in the fair value of the warrants as a result of the modifications.

During the year ended March 31, 2014, the Company recorded $1,173,551 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $1,039,670 at March 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 228%; and (4) an expected life of 2.438 years.

Compensation Warrants issued on September 10, 2013:

During September 2013 the Company granted 2,506,685 warrants as compensation for consulting services. The warrants had an initial exercise price of $0.05 per shares and a term of three years. The Company identified embedded derivatives related to these 2,506,685 September 2013 Compensation Warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements. At issue, we have recorded a warrant liability of $79,647, with a corresponding charge to consulting fees. The value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 171%; and (4) an expected life of 3 years.

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 6,266,713 with an exercise price of $0.02. The Company has recorded an expense of $141,675 due to the increase in the fair value of the warrants as a result of the modifications.

During the year ended March 31, 2014, the Company recorded $117,355 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $103,967 at March 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 228%; and (4) an expected life of 2.438 years.

Note issued on October 2, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on October 2, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $47,967 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.08%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 196%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $47,967 was allocated as a debt discount up to the proceeds of the note ($32,500) with remained ($15,467) charged to operations as interest expense.

During the year ended March 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $1,473 which has been charged to interest expense.

During the year ended March 31, 2014, the Company recorded $10,883 of income related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $38,557 at March 31, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.046%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 255%; and (4) an expected life of 0.25 year.

Note issued on November 7, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on November 7, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the convertible promissory note, the Company determined a fair value of $62,445 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:  (1) risk free interest rate of 0.10%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 193%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $62,445 was allocated as a debt discount up to the proceeds of the note ($42,500) with remained ($19,945) charged to operations as interest expense.

During the year ended March 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $1,812 which has been charged to interest expense.

During the year ended March 31, 2014, the Company recorded $5,522 of income related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $58,735 at March 31, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.066%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 296%; and (4) an expected life of 0.375 year.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2014:

		Fair Value Measurements at March 31, 2014 using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$2,075,434	-	-	$2,075,434

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

Debt Derivative Liability
Balance, March 31, 2013	$-
Additions	3,861,922
Extinguished derivative liability	(210,095)
Change in fair value of derivative liabilities	(1,576,393)
Balance, March 31, 2014	$2,075,434

NOTE 7 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through March 31, 2014. The Company has recurring net losses, an accumulated deficit of $6,113,957 and a working capital deficit (current liabilities exceeded current assets) at March 31, 2014 of $3,968,606. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 8- SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2014 and 2013 the Company had 94,151,666 and 83,651,493 shares of common stock issued and outstanding, respectively.

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

During the year ended March 31, 2014, the Company issued 9,599,272 shares of its common stock for services valued at $349,125.

During March 2014 the Company issued 900,901 shares of common stock, valued at $18,019,  upon conversion of $10,000 of debt.

Common stock to be issued

During the year ended March 31, 2014, the Company charged to operations $16,250 as fair value of 596,921 common shares to be issued to a consultant for services rendered.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2014 and 2013, the Company has no shares of preferred stock issued and outstanding.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock options

On December 17, 2012, the Company granted 3,738,000 options with an exercise price of $0.17 per share.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants under a stock option plan at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.17	3,738,000	3.69	$0.17	2,298,000	$0.17

The stock option activity for the year ended March 31, 2014 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	3,738,000	$0.17
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2014	3,738,000	$0.17

Stock-based compensation expense related to vested options was $33,751 and $163,661 during the years ended March 31, 2014 and 2013, respectively. The Company determined the value of share-based compensation for options vesting during the year ended March 31, 2014 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions: risk-free interest rate of 1.625%, volatility of 199%, expected lives of 4.25 years, and dividend yield of 0%.

The Company determined the value of share-based compensation for options vesting during the fiscal year ended March 31, 2013 using the Black-Scholes fair value option-pricing model with the following weighted average assumptions; risk-free interest rates of 0.74% – 0.77%, volatility of 249% - 270%, expected lives of 4.75 - 5 years, and dividend yield of 0%

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01-0.02	68,939,238	2.4	$0.02	68,939,238	$0.02

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	28,078,935	0.05
Modifications	41,360,303	0.02
Exercised	-	-
Expired or cancelled	(500,000)	(0.04)
Outstanding at March 31, 2014	68,939,238	$0.02

During the year ended March 31, 2014, the Company issued 2,512,085 warrants with exercise prices of $0.01-$0.05 vesting over 1-3 years for services rendered. The fair value of $80,231 has been charged to operations during the year ended March 31, 2014 (see note 5, Compensation Warrants).

During the year ended March 31, 2014, the Company issued 25,066,850 warrants with an exercise price of $0.05 vesting over 3 years (see note 5, Debt Warrants).

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2014 and 2013, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31,	March 31,
	2014	2013
Legal and professional fees payable	$133,534	$78,074
Consulting fees payable	52,500	10,200
Advertising and promotion payable	-	13,926
Accrued interest	82,551	532
Other payables	42,504	13,325
	$311,089	$116,057
NOTE 11 – INCOME TAXES

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

At March 31, 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,665,000, which expires in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2014 and 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

	2014	2013

Deferred tax assets:
Net operating loss carryover	$1,086,000	$557,000
Valuation allowance	(1,086,000)	(557,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

The Company has not filed its tax returns for prior years and is in the process of bringing its filings current.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 13 – SUBSEQUENT EVENTS

During April and May 2014 the Company paid $40,000 of principal on the September 2013 notes and $6,000 of penalty was forgiven.

During April 2014 $15,000 of principal of the note issued on August 28, 2013 was converted into 2,000,000 shares of common stock.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Incorporation dated 6/13/12	*

3.02	Bylaws of SA Recovery Corp	*

4.01	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.02	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.03	Form of Securities Purchase Agreement – September 10, 2013		8-K	99.01	000-53641	9/16/13

4.04	Subsidiary Guarantee – September 10, 2013		8-K	9.02	000-53641	9/16/13

4.05	Form of 8.0% convertible debenture issued to investor on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.06	Form of Securities Purchase Agreement – August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.2	000-53641	11/27/13

10.01**	Employment Agreement of Michael Jay Solomon	*

21.01	List of Subsidiaries	*

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein