Form 10-Q
period 2014-06-30
Truli Media Group, Inc.
filed 2014-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  NO ☒

As of August 6, 2014 the number of shares of the registrant’s common stock outstanding was 96,151,666.

ITEM 1.    FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,010	$4,249
Total Current Assets	3,010	4,249

Total Assets	$3,010	$4,249

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$332,053	$311,089
Accrued interest, related party	56,329	49,123
Notes payable - officers	767,609	673,609
Notes payable, other	82,975	82,975
Convertible note, net of unamortized debt discount of $7,164 and $38,881	751,342	780,625
Derivative liability	1,104,347	2,075,434
Total Current Liabilities	3,094,655	3,972,855
Total Liabilities	3,094,655	3,972,855
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and March 31, 2014	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 96,151,666 and 94,151,666 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	96,152	94,152
Additional paid in capital	2,088,939	2,034,949
Common stock to be issued	16,250	16,250
Accumulated deficit	(5,292,986)	(6,113,957)
Total stockholders’ deficit	(3,091,645)	(3,968,606)
Total Liabilities and Stockholders’ Deficit	$3,010	$4,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2014	2013
Operating expenses:
Selling, general and administrative	$42,706	$114,354
Total operating expenses	42,706	114,354
Loss from operations	(42,706)	(114,354)

Other income (expenses):
Interest expense	(68,617)	(6,161)
Gain on change in fair value of derivative liability	933,415	-
Loss on debt conversion	(1,121)	-
Total other income (expenses)	863,677	(6,161)

Income (loss) from operations before income taxes	820,971	(120,515)
Provision for income taxes	-	-
Net income (loss)	$820,971	$(120,515)

Net income (loss) per share – basic and diluted	$0.01	$(0.00)

Weighted average common shares – basic and diluted	95,536,281	83,847,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$820,971	$(120,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	-	24,904
Amortization of discount on convertible debt	30,082	-
Equity based compensation expense	1,608	30,596
Change in fair market value of derivative liability	(933,415)	-
Loss on excess fair value of derivative liability at inception	2,225	-
Loss on debt conversion	1,121	-
Gain on forgivness of default penalty	(6,000)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	20,050
Increase in accounts payable and accrued liabilities	28,169	14,503
Net cash used in operating activities	(55,239)	(30,462)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	94,000	30,000
Repayments of convertible notes	(40,000)	-
Net cash provided by financing activities	54,000	30,000

Net decrease in cash and cash equivalents	(1,239)	(462)

Cash and Cash Equivalents, beginning of period	4,249	1,296

Cash and Cash Equivalents, end of period	$3,010	$834

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$39,897	$-
Common stock issued upon conversion of debt	$24,000	$-
Debt converted to common stock	$15,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

 Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three months ended June 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending March 31, 2015 or for any future period. All references to June 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2014, included in the Company’s annual report on Form 10-K filed with the SEC on July 15, 2014.

The condensed consolidated balance sheet as of March 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 254,019,300 and 3,738,000 outstanding common share equivalents at June 30, 2014 and 2013, respectively.

	June 30,	June 30,
	2014	2013
Options	3,738,000	3,738,000
Warrants	68,939,238	-
Convertible notes payable	181,342,062	-
	254,019,300	3,738,000

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

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

NOTE 2 - NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $767,609 and $673,609 payable as of June 30, 2014 and March 31, 2014, respectively. The note, which may be increased as additional funds may be advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $7,206 and $5,625 for the three months ended June 30, 2014 and 2013, respectively. Accrued interest payable is $56,329 and $49,123 June 30, 2014 and March 31, 2014, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 - CONVERTIBLE NOTES AND DEBENTURES

At June 30, 2014 and March 31, 2014 convertible notes and debentures consisted of the following:

	June 30, 2014	March 31, 2014
Convertible notes payable	$758,506	$819,506
Unamortized debt discount	(7,164)	(38,881)
Carrying amount	$751,342	$780,625

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

During April 2014 $15,000 principal was converted into 2,000,000 shares of common stock, with a value of $24,000. The Company recorded a loss on conversion of $1,121 during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Company recorded amortization of debt discount of $5,454 as interest expense.

Debentures issued on September 10, 2013:

On September 10, 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which the investors purchased 12% convertible debentures for aggregate gross proceeds of $501,337, which consisted of $400,000 of cash and the exchange and cancellation of an 8% convertible debenture (bearing principal and interest totaling $101,337. The debentures bear interest at a rate of 12% per annum and their principal amounts are due on September 10, 2014. The 12% debentures are payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the 12% debentures then outstanding by an amount equal to the interest then due and payable. The 12% debentures are convertible at the option of the investor at any time into shares of the Company’s common stock at a conversion price equal to (i) $0.02, on any conversion date through the date that is one hundred eighty (180) days from September 10, 2013, subject to adjustment and (ii) beginning one hundred eighty one (181) days after September 10, 2013, it shall be equal to the lower of (A) the initial conversion price or (B) 65% of the average of the lowest three closing bid prices of the common stock for the ten trading days immediately prior to a conversion date, subject to adjustment.

In connection with the securities purchase agreements, the investors collectively received warrants to purchase an aggregate of 25,066,850 shares of common stock. The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.05 per share, subject to adjustment. The investors may exercise the warrants on a cashless basis at any time after the date of issuance. In the event the investors exercise the warrants on a cashless basis we will not receive any proceeds.

In connection with the above $501,337 of 12% debentures, the Company made certain statements or omissions in the transaction documents that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and the 12% debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% debentures increased to 150% of original face value, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% debentures were accelerated and became immediately due and payable. Accordingly, the Company charged to operations loss on default of convertible note of $250,669 during the year ended March 31, 2014 and increased the principal amount of the 12% debentures to $752,006.

During April and May of 2014, the Company repaid $40,000 of principal to the 12% debenture holders. Additionally, $6,000 of penalty was forgiven by the 12% debenture holders.

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

During the three months ended June 30, 2014, the Company amortized debt discount of $10,716 to current period operations as interest expense.

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

During the three months ended June 30, 2014, the Company amortized debt discount of $13,912 to current period operations as interest expense.

NOTE 4 - DERIVATIVES

The Company has identified certain embedded derivatives related to its convertible notes, debentures and common stock purchase warrants. Since certain of the notes and debentures are convertible into a variable number of shares or have a price reset feature, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Note issued on August 28, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on August 28, 2013.  These embedded derivatives included certain conversion features.

During April 2014 $15,000 of principal was converted into 2,000,000 shares of common stock. The derivative liability was reduced by $9,515 as a result of this conversion.

During the three months ended June 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $513 which has been charged to interest expense.

During the three months ended June 30, 2014, the Company recorded $4,482 of income related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $22,705 at June 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of three months.

Debentures issued on September 10, 2013:

The Company identified embedded derivatives related to the 12% debentures, resulting from the price reset features of these instruments.

During April and May 2014, the Company repaid $40,000 of principal to the 12% debenture holders. As a result, $30,382 of derivative liability was reclassified to paid-in capital.

During the three months ended June 30, 2014, the Company recorded $230,749 of income related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $537,186 at June 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of three months.

Debenture Warrants issued on September 10, 2013:

The Company issued 25,066,850 warrants in conjunction with debt related to the 12% debentures incurred in September 2013. The warrants had an initial exercise price of $0.05 per shares and a term of three years. The Company identified embedded derivatives related to these 25,066,850 warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements.

The warrants issued with the 12% debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 62,667,125 with an exercise price of $0.02.

During the three months ended June 30, 2014, the Company recorded $626,810 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $412,860 at June 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 246%; and (4) an expected life of 2.18 years.

Compensation Warrants issued on September 10, 2013:

During September 2013 the Company granted 2,506,685 warrants as compensation for consulting services. The warrants had an initial exercise price of $0.05 per shares and a term of three years. The Company identified embedded derivatives related to these 2,506,685 compensation warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements.

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 6,266,713 with an exercise price of $0.02.

During the three months ended June 30, 2014, the Company recorded $62,681 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $41,286 at June 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 246%; and (4) an expected life of 2.18 years.

Note issued on October 2, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on October 2, 2013.  These embedded derivatives included certain conversion features.

During the three months ended June 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $742 which has been charged to interest expense.

During the three months ended June 30, 2014, the Company recorded $2 of expense related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $39,300 at June 30, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of three months.

Note issued on November 7, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on November 7, 2013.  These embedded derivatives included certain conversion features.

During the three months ended June 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $970 which has been charged to interest expense.

During the three months ended June 30, 2014, the Company recorded $8,695 of income related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $51,010 at June 30, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of three months.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2014:

		Fair Value Measurements at June 30, 2014 using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$1,104,347	-	-	$1,104,347

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

Debt Derivative Liability
Balance, March 31, 2014	$2,075,434
Additions	2,225
Extinguished derivative liability	(39,897)
Change in fair value of derivative liabilities	(933,415)
Balance, June 30, 2014	$1,104,347

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2014. The Company has recurring net losses, an accumulated deficit of $5,292,986 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2014 of $3,091,645. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7 - SHAREHOLDERS EQUITY

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2014 and March 31, 2014 the Company had 96,151,666 and 94,151,666 shares of common stock issued and outstanding, respectively.

During April 2014 $15,000 of principal of the promissory note issued on August 28, 2013 was converted into 2,000,000 shares of common stock valued at $24,000.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2014 and March 31, 2014, the Company has no shares of preferred stock issued and outstanding.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2014 and March 31, 2014, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30,	March 31,
	2014	2014
Legal and professional fees payable	$114,534	$133,534
Consulting fees payable	52,500	52,500
Accrued interest	116,377	82,551
Other payables	48,642	42,504
	$332,053	$311,089

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its unaudited condensed consolidated financial position, results of operations or liquidity.

NOTE 10 - SUBSEQUENT EVENTS

On August 7, 2014 we entered into a settlement agreement and release of claims with the holders of our 12% debentures, with an aggregate outstanding amount of $780,513, whereby we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition. Additionally, 62,667,125 stock purchase warrants issued with the debentures were cancelled. As partial consideration for the cancellation we became contractually obligated to issue an aggregate of 31,530,629 shares of common stock to such holders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three month periods ended June 30, 2014 and 2013 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2014, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the three month period ended June 30, 2014 to the three month period ended June 30, 2013.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Quarterly Report. Our actual results may differ materially.

COMPANY OVERVIEW

Business

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. These sermons are categorized into different subject matters and sub-topics for user search. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. The Truli website allows its users to access a library of religious and family-friendly programs, including television, sermons, concerts, movies, e-books, educational seminars, music and music videos. Currently, there are roughly 8,000 items in its library, with Christian content currently representing roughly 30% of the Truli Platform with roughly 70% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website where there are roughly 2,000 items in its library.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities. We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of $5,292,986. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at June 30, 2014 was $3,010, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Operating Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

 We have incurred indebtedness aggregating $1,781,796 in principal and interest as of June 30, 2014, which includes $421,337 principal of our 12% debentures, which are currently in default.  As a result of the default, we recorded (i) an increase in the principal of 150%, or $250,669, and (ii) an increase of the interest rate to 18%. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our CEO and consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2014 consolidated financial statements included in our Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

The Company had no revenue for the three month periods ended June 30, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net income of $820,971 and net loss of $120,515 for the three month periods ended June 30, 2014 and 2013, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $42,706 and $114,354 during the three month periods ended June 30, 2014 and 2013, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $42,706 for the three month period ended June 30, 2014, principally comprised of website development costs, professional fees and consulting fees.  The decrease of 63% for 2014 compared to 2013 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	June 30,
	2014	2013	Change

Interest expense	$(68,617)	$(6,161)	$(62,456)
Gain on change in fair value of warrant derivative liability	933,415	-	933,415
Loss on debt conversion	(1,121)	-	(1,121)
Total other income (expense)	$863,677	$(6,161)	$869,838

The Company charged to operations interest expense of $68,617 and $6,161 for the three month periods ended June 30, 2014 and 2013, respectively.  The increase was primarily related to the Company’s derivative debt.  Additionally, the Company had a gain of $933,415 and $0 for the three month periods ended June 30, 2014 and 2013, respectively as a result of the change in fair value of the Company’s derivative instruments.  The Company also had a loss on debt conversion of $1,121 compared to $0 for the three month periods ended June 30, 2014 and 2013, respectively. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	Ended June 30,
	2014	2013

Cash at beginning of period	$4,249	$1,296
Net cash used in operating activities	(55,239)	(30,462)
Net cash provided by financing activities	54,000	30,000
Cash at end of period	$3,010	$834

The Company had cash and cash equivalents of $3,010 and $4,249 as of June 30, 2014 and March 31, 2014, respectively.  The Company’s capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended June 30, 2014 and 2013. The Company has liabilities of $3,094,655 and $3,972,855 as of June 30, 2014 and March 31, 2014, respectively.  The decrease in liability is primarily attributable to the decrease in fair value of derivative liabilities related to convertible debt and common stock purchase warrants with price reset provisions.

The Company owes principal and interest of $823,938 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer. The Company received advances of $94,000 and $30,000 during the three month periods ended June 30, 2014 and 2013, respectively.

The Company additionally has an unsecured line of credit with $82,975 outstanding as of June 30, 2014 and March 31, 2014.

The Company owes an aggregate of $92,500 on three 8% convertible debentures issued on August 28, 2013, October 2, 2013, November 7, 2013.  During April 2014, the Company issued 2,000,000 shares of common stock as a result of the conversion of $15,000 in principal of the 8% convertible notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion.

The Company owes $666,006 in principal of our 12% senior convertible debentures issued on September 10, 2013.  As a result of certain statements and omissions, we defaulted on these debentures resulting in the debentures increasing to 150% of face value, the interest rate increasing to 18% and the amounts due under the debentures became immediately due.  We have repaid $40,000 in principal to the note holders during April and May 2014.

The Company spent in operating activities, $55,239 and $30,462 respectively for the three month periods ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $18,000.

Financing activities provided $54,000 and $30,000 to the Company during the three month periods ended June 30, 2014 and 2013, respectively. The increase is attributable to an increase in advances from stockholders, net of payments of $40,000 of principal on our convertible notes.

As of June 30, 2014, we had an accumulated deficit of $5,292,986 compared to $6,113,957 as of March 31, 2014.  The decrease is attributable to the net income for the three month period ended June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 7, 2014 we entered into a settlement agreement and general release of all claims with the holders of our 12% debentures that were issued on September 10, 2013 that were previously in default. Please see Note 10 of our “Notes to Unaudited Condensed Consolidated Financial Statements” in Item 1 of this Quarterly Report for more information.

ITEM 1A. – RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

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

Prior to the date of this Quarterly Report, we have not yet generated any revenue. Our failure to generate significant revenues would seriously harm our business. Even if we are able to access capital, we anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. In the event that we are able to raise adequate capital, we expect to significantly increase our sales and marketing and general and administrative expenses. As a result of these additional expenses, we would need to generate substantial revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

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

We have incurred indebtedness of convertible notes and debentures currently totaling in principal and interest $957,858 as of June 30, 2014. Subsequently on August 7, 2014, our 12% debentures, with an aggregate principal and interest balance of $780,513, were cancelled pursuant to a settlement agreement with the holders.   Unless we are able to restructure some or all of the remaining debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

We currently are subject to financial obligations of a settlement agreement regarding the cancellation our previously issued 12% debentures and our failure to meet payments or obligations as they become due may materially harm our financial condition.

We entered into a settlement agreement and release of claims on August 7, 2014 with the holders of our 12% debentures whereby we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition.

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

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand is insufficient for our operational needs. We therefore need additional financing for working capital purposes. There is no assurance that additional financing will available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce our or halt our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing, if required or sought, would be available on terms deemed to be acceptable by us, and in our best interests.

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

The Company may elect to issue additional shares of common stock in the future including, without limitation, in connection with an additional capital raise. If the Company issues additional shares in the future, an investor’s ownership interest in the Company will be diluted and such dilution may be substantial.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of August 6, 2014, beneficially owns 68.1% of the issued and outstanding equity of the Company. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in the Company unless such investor is willing to place all aspects of the management of the Company in the existing management.

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

We depend on Michael Jay Solomon, our Chief Executive Officer, to manage and drive the execution of our business plans and operations; the loss of Mr. Solomon would materially and adversely affect our business.

Currently, our Chief Executive Officer, Michael Jay Solomon is our only employee and given our financial condition, he has forgone payment for the last two fiscal years. There can be no assurance that we will be successful in retaining Mr. Solomon.  A voluntary or involuntary termination of Mr. Solomon would have a materially adverse effect on our business.

Risks Related to Investment in our Company

The market for our common stock has been illiquid so the price of our common stock could be volatile and could decline when you want to sell your holdings.

Our common stock trades with limited volume on the OTCQB under the symbol TRLI. Although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) expiration of lock-up agreements; (ii) our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (iii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iv) speculation about our business in the press or the investment community; (v) significant developments relating to our relationships with our licensees and our advisors; (vi) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (vii) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (viii) investor perceptions of our industry in general and our company in particular; (ix) the operating and stock performance of comparable companies; (x) general economic conditions and trends; (xi) major catastrophic events; (xii) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xiii) changes in accounting standards, policies, guidance, interpretation or principles; (xiv) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xv) additions or departures of key personnel.

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

We are subject to price reset provisions, variable conversion prices and adjustments related to certain of our convertible notes and our common stock purchase warrants which could cause significant dilution to stockholders and adversely impact the price of our common stock.

Certain of our securities are subject to price reset provisions, variable conversion prices and adjustments.  As a result, future sales of common stock or common stock equivalents may result in significant dilution to our shareholders.  For instance, our 8% convertible notes issued in August, October, and November of 2013 are convertible into common shares at a discount to market and have price reset features.

Additionally, 2,506,685 common stock purchase warrants issued as compensation to placement agents in connection with our recently cancelled 12% debentures have increased to 6,266,713 warrants and the exercise price has been reduced from $0.05 to $0.02 as a result of subsequent debt issuances.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2014 we entered into a settlement agreement and general release of claims whereby certain common stock purchase warrants issued to the holders of our previously issued 12% debentures were cancelled. As partial consideration for the cancellation of the 62,667,125 warrants, we became contractually obligated to issue an aggregate of 31,530,629 shares of common stock to such holders. The shares to be issued will be exempt from registration under Section 4(2) and 3(9) of the Securities Act of 1933, as amended.

During the quarter ending June 30, 2014, holders of our 8% convertible promissory notes converted an aggregate of $15,000 into 2,000,000 shares of common stock at a price per share of $0.0075. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

On August 7, 2014 we entered into a settlement agreement and general release of claims whereby we became obligated to issue 31,530,629 shares of common stock. For a further discussion of the transaction, refer to Part II, Item 2 of this Quarterly Report which is entitled “Unregistered Sales of Equity Securities and Use of Proceeds.”

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Incorporation dated 6/13/12		10-K	3.01	000-53641	7/15/14

3.02	Bylaws of SA Recovery Corp		10-K	3.02	000-53641	7/15/14

4.01	Specimen of Common Stock Certificate	*

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement – September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee – September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investor on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement – August 28, 2013, October 2, 203, November 7, 2013		8-K	4.2	000-53641	11/27/13

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

21.01	List of Subsidiaries		10-K	21.01	000-53641	7/15/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

