Form 10-Q/A
period 2013-09-30
Truli Media Group, Inc.
filed 2014-11-18
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A further amends the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which was originally filed on November 14, 2013 (the “Original Filing”), of Truli Media Group, Inc. (the “Company). Amendment No. 1 was filed on February 14, 2014.

We are filing this Amendment No. 2 to reflect the restatement of our unaudited condensed consolidated financial statements contained herein. On December 5, 2013, management concluded that, because of an error identified in the Company's previously issued financial statements for the quarter ended September 30, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company's previously released financial statements and related auditors' reports for these periods or any earnings releases or other communications relating to these periods.

Further, o n June 16, 2014, the Company determined that, because of a misapplication of the accounting guidance related to convertible debt and warrants issued in September 2013, and a full-ratchet anti-dilution feature that was included in these instruments, the Company’s previously restated issued unaudited financial statements for the three and six months ended September 30, 2013 included in the Company’s Quarterly Report on Form 10-Q/A for the six months ended September 30, 2013 (the “Previously Restated Financial Statements”) filed with the United States Securities and Exchange Commission (the “SEC”) contain certain errors that materially impact the previously issued financial statements.

On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company also issued common stock purchase warrants to acquire 25,066,850 shares. The warrants had an exercise price of $0.05 per share. The Company also issued common stock purchase warrants to acquire 2,506,685 shares as payment for services. Both the 12% Debentures and the warrants contain full-ratchet anti-dilution features. At the time of filing the Previously Restated Financial Statements, the Company did not account for the reset provisions as a derivative in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As a result, the Company will recognize additional expense of approximately $1,159,000 for the three and six month periods ended September 30, 2013. The derivative liabilities will increase by approximately $1,752,000 at September 30, 2013.

Please see Note 10 – Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements appearing later in this Form 10-Q/A Amendment No. 2 which further describes the effect of these restatements. In addition, we have amended the following section of this Report:

Part I.

Item 2. – Management Discussion and Analysis of Financial Condition and Results of Operations

No attempt has been made in this Amendment No. 2 to the Form 10-Q/A for the period ended September 30, 2013 to modify or update the other disclosures presented in the Previously Restated Financial Statements, except as set forth herein. This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC including the Original Filing and the Previously Restated Financial Statements.

TABLE OF CONTENTS

		Page number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013, as restated	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (Inception) to September 30, 2013, as restated	4
	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through September 30, 2013, as restated	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and for the period October 19, 2011 (date of inception) to September 30, 2013, as restated	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II – Other Information
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

	Signatures	25

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$185,119	$1,296
Prepaid expenses	146,313	77,033
Total Current Assets	331,432	78,329

Total Assets	$331,432	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$230,735	$116,057
Accrued interest - officers	37,002	25,401
Notes payable - officers	593,609	536,542
Convertible note, net of unamortized debt discount of $37,400	757,106	-
Derivative liability	1,802,659	-
Total Current Liabilities	3,421,111	678,000
Long-Term Liabilities:

Long-term notes payable	42,975	42,975
Total Liabilities	3,464,086	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 87,551,493 and 83,651,493 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	87,552	83,652
Additional paid in capital	1,755,793	1,444,412
Common stock to be issued	51,125	-
Deficit accumulated during development stage	(5,027,124)	(2,170,710)
Total stockholders’ deficit	(3,132,654)	(642,646)
Total Liabilities and Stockholders’ Equity	$331,432	$78,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Three months ended September 30,	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013	2012	2013
	(Restated)		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative	$618,197	$210,096	$732,551	$392,908	$2,818,123
Total operating expenses	618,197	210,096	732,551	392,908	2,818,123
Loss from operations	(618,197)	(210,096)	(732,551)	(392,908)	(2,818,123)

Other income (expenses):
Interest expense	(2,096,627)	(12,034)	(2,102,788)	(34,202)	(2,162,925)
Gain on change in fair value of derivative liability	229,594	-	229,594	-	229,594
Loss on default	(250,669)	-	(250,669)	-	(250,669)
Total other expenses	(2,117,702)	(12,034)	(2,123,863)	(34,202)	(2,184,000)

Loss from operations before income taxes	(2,735,899)	(222,130)	(2,856,414)	(427,110)	(5,002,123)
Provision for income taxes	-	-	-	-	-
Net loss	$(2,735,899)	$(222,130)	$(2,856,414)	$(427,110)	$(5,002,123)

Net loss per share – basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares – basic and diluted	86,272,145	67,444,165	85,066,247	70,989,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	44,400	(58,976,400)	(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	1,389,861	51,125	-	-	-	-	51,125
Common stock issued for services	3,900,000	3,900	-	-	-	-	132,600	-	136,500
Fair value of vested stock options	-	-	-	-	-	-	22,694	-	22,694
Fair value of warrant issued for service	-	-	-	-	-	-	585	-	585

Extinguished derivative liability	-	-	-	-	-	-	155,502	-	155,502
Net loss	-	-	-	-	-	-	-	(2,856,414)	(2,856,414)
Balance as of September 30, 2013 (Restated)	87,551,493	$87,552	1,389,861	$51,125	-	$-	$1,755,793	$(5,027,124)	$(3,132,654)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

(formerly known as SA Recovery Corp.)

(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,	Six months ended September 30,	For the Period From October 19, 2011 (date of inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities	(Restated)		(Restated)
Net loss	$(2,856,414)	$(427,110)	$(5,002,123)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	370,180	1,565,945
Imputed interest on related party notes	-	34,202	34,203
Amortization of discount on convertible debt	606,437	-	606,437
Fair value of vested stock options	22,695	-	186,356
Change in fair market value of derivative liability	(229,594)	-	(229,594)
Loss on excess fair value of derivative liability at inception	1,464,271	-	1,464,271
Warrant issued for service	80,232	-	80,232
Common stock to be issued for services	51,125	-	51,125
Common stock issued for services	101,946	-	207,146
Loss on default of convertible note	250,669	-	250,669
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	126,280	22,728	267,738
Increase in prepaid expenses	(34,726)	-	(111,759)
Net cash used in operating activities	(392,176)	-	(629,355)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	-	42,975
Proceeds from notes payable, related party	32,162	-	227,662
Proceeds from convertible notes	543,837	-	543,837
Net cash provided by financing activities	575,999	-	814,474

Net increase in cash and cash equivalents	183,823	-	185,119

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$185,119	$-	$185,119

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$37,000	$44,400
Cancelation of common stock	$-	$49,147	$58,976
Common stock issued for prepaid services	$34,554	$-	$34,554
Common stock issued upon conversion of debt	$-	$-	$1,200,000
Derivative liability at inception	$2,187,755	$-	$2,187,755
Extinguished derivative liability	$155,502	$-	$155,502

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $5,027,124.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 71,065,639 and nil outstanding common share equivalents at September 30, 2013 and 2012, respectively.

	September 30,	September 30,
	2013	2012
Options	3,738,000	-
Warrants	27,578,935	-
Convertible notes payable	39,748,704	-
	71,065,639	-

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

Note issued on July 26, 2013:

On July 26, 2013, the Company entered into a securities purchase agreement (the " July 2013 Agreement") with an accredited investor (the "July 2013 Investor") pursuant to which the Investor purchased an 8% Convertible Debenture for an aggregate purchase price of $100,000 (the "July 2013 Debenture"). The July 2013 Debenture bears interest at a rate of 8% per annum and is payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted) and the earlier of (i) July 26, 2014 or (ii) one (1) business day after the consummation of a Subsequent Financing (as defined and described in the July 2013 Agreement). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the Debenture then outstanding by an amount equal to the interest then due and payable. The July 2013 Debenture will be convertible at the option of the Investor at any time into shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") at a conversion price equal to sixty-five percent (65%) of the average of the lowest three closing bid prices of the Company's Common Stock for the ten trading days immediately prior to a voluntary conversion date, subject to adjustment.

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

Derivative Instruments:

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

The initial fair value of the embedded debt derivative of $155,502 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder ($55,502) charged to operations during the six months ended September 30, 2013 as interest expense.

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

The fair value of the remaining embedded derivative was $49,995 at September 30, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.07%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 195%; and (4) an expected life of 0.67 year.

During the three and six months ended September 30, 2013, the Company recorded $19,493 of income related to the change in the fair value of the derivative.

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

During the three and six months ended September 30, 2013, the Company recorded $119,111 of income related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $967,536 at September 30, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.162%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 204%; and (4) an expected life of 0.938 year.

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

During the three and six months ended September 30, 2013, the Company recorded $82,718 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $713,753 at September 30, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 174%; and (4) an expected life of 2.938 years.

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

During the three and six months ended September 30, 2013, the Company recorded $8,272 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $71,375 at September 30, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 174%; and (4) an expected life of 2.938 years.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2013:

		Fair Value Measurements at September 30, 2013 using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$1,802,659	-	-	$1,802,659

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Debt Derivative Liability
Balance, March 31, 2013	$-
Initial fair value of debt derivatives at note issuances	2,187,755
Extinguished derivative liability	(155,502)
Mark-to-market at September 30, 2013 -Embedded debt derivatives	(229,594)
Balance, September 30, 2013	$1,802,659
Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$229,594

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $5,027,124 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2013 of $3,089,679. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7 — SHAREHOLDERS EQUITY AND CONTROL

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

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01-0.05	27,578,935	2.95	$0.05	27,578,935	$0.05

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	28,078,935	0.05
Exercised	-	-
Expired or cancelled	(500,000)	(0.04)
Outstanding at September 30, 2013	27,578,935	$0.05

During the six months ended September 30, 2013, the Company issued 2,512,085 warrants with an exercise price of $0.01-$0.05 vested upon grant for services rendered. The fair value of $80,232 is charged to operations during the six months ended September 30, 2013 (see Note 4).

During the six months ended September 30, 2013, the Company issued 25,066,850 warrants with an exercise price of $0.05 vested upon grant. The fair value of $796,471 has been charged to interest expense (see Note 4).

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

NOTE 10 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of September 30, 2013, for the three and six months ended September 30, 2013 and for the period from October 19, 2011 (date of inception) to September 30, 2013. On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company made certain statements or omissions, in the transaction documents that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and 12% Debentures. Upon such event of default: (i) the principal and accrued interest balance on the 12% Debentures increased to 150%, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the 12% Debentures were accelerated and became immediately due and payable. On December 5, 2013, management concluded that, because of the above error identified in the Company's previously issued financial statements for the quarter ended September 30, 2013, the Company should restate its previously issued financial statements for the relevant periods.

Further, o n June 16, 2014, the Company determined that, because of a misapplication of the accounting guidance related to convertible debt and warrants issued in September 2013, and a full-ratchet anti-dilution feature that was included in these instruments , the Company’s previously restated issued unaudited financial statements for the three and six months ended September 30, 2013 included in the Company’s Quarterly Report on Form 10-Q/A for the six months ended September 30, 2013 (the “Previously Restated Financial Statements”) filed with the United States Securities and Exchange Commission (the “SEC”) contain certain errors that materially impact the previously issued financial statements.

On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company also issued common stock purchase warrants to acquire 25,066,850 shares. The warrants had an exercise price of $0.05 per share. The Company also issued common stock purchase warrants to acquire 2,506,685 shares as payment for services. Both the 12% Debentures and the warrants contain full-ratchet anti-dilution features. At the time of filing the Previously Restated Financial Statements, the Company did not account for the reset provisions as a derivative in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As a result, the Company will recognize additional expense of approximately $1,159,000 for the three and six month periods ended September 30, 2013. The derivative liabilities will increase by approximately $1,752,000 at September 30, 2013.

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

Balance Sheet data	September 30, 2013 (unaudited)
	As previously restated	Adjustments to Restate		Restated
Total Assets	$331,432	$-		$331,432

Derivative liability	49,995	1,752,664	(a)	1,802,659

Total Current Liabilities	1,668,447	1,752,664		3,421,111
Total Liabilities	1,711,422	1,752,664		3,464,086

Stockholders’ Equity:
Common stock, $.001 par value; 495,000,000 shares authorized; 87,551,493 and 83,651,493 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	87,552	-		87,552
Additional paid-in capital	2,349,021	(593,228)	(b)	1,755,793
Common stock to be issued	51,125	-	-	51,125
Deficit accumulated during development stage	(3,867,688)	(1,159,436)	(a)(b)	(5,027,124)
Total Stockholders’ deficit	(1,379,990)	(1,752,664)		(3,132,654)
Total Liabilities and Stockholders’ deficit	$331,432	$-		$331,432

(a)	To increase the derivative liability.
(b)	To adjust for incorrect accounting for beneficial conversion feature and derivative instruments.

Statement of operations	For the Three Months Ended September 30, 2013 (Unaudited)				For the Six Months Ended September 30, 2013 (Unaudited)
	As previously restated	Adjustments to Restate		Restated	As previously restated	Adjustments to Restate		Restated

Loss from operation	$630,441	$(12,244)	(a)	$618,197	$744,795	$(12,244)	(a)	$732,551
Other expenses	946,022	1,171,680	(b)	2,117,702	952,183	1,171,680	(b)	2,123,863
Net loss	$1,576,463	$1,159,436	(a)(b)	$2,735,899	$1,696,978	$1,159,436	(a)(b)	$2,856,414

(a)	To correct value of compensation warrants.
(b)	To record $1,381,781 of expense related to the issuance of derivative instruments and $210,101 of income related to the change in fair value.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through September 30, 2013, the Company has accumulated losses from operations of $5,027,124.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 71,065,639 and nil outstanding common share equivalents at September 30, 2013 and 2012, respectively.

	September 30,	September 30,
	2013	2012
Options	3,738,000	-
Warrants	27,578,935	-
Convertible notes payable	39,748,704	-
	71,065,639	-

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

The Company incurred selling, general and administrative expenses of $618,197 for the three months ended September 30, 2013, principally related to professional fees and marketing expenses, and $210,096 for the quarter ended September 30, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the three months ended September 30, 2013, the Company charged to operations interest expense of $2,096,627, which includes excess of fair value of derivative liability at inception of $1,464,271 as compared to $12,034 for the quarter ended September 30, 2012. During the three months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $229,594 as compared to $nil for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the three months ended September 30, 2012.

During the three months ended September 30, 2013, the Company incurred net loss of $2,735,899 as compared to $222,130 for the three months ended September 30, 2012. Increase in the net loss during the three months ended September 30, 2013 is due to the increase in operating expenses as described above.

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

The Company incurred selling, general and administrative expenses of $732,551 for the six months ended September 30, 2013, principally related to professional fees and marketing expenses, and $392,908 for the quarter ended September 30, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the six months ended September 30, 2013, the Company charged to operations interest expense of $2,102,788, which includes excess of fair value of derivative liability at inception of $1,464,271 as compared to $34,202 for the quarter ended September 30, 2012. During the six months ended September 30, 2013, the Company had a gain on fair value of derivative liability of $229,594 as compared to $nil for the six months ended September 30, 2012. During the six months ended September 30, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the six months ended September 30, 2012.

During the six months ended September 30, 2013, the Company incurred net loss of $2,856,414 as compared to $427,110 for the six months ended September 30, 2012. Increase in the net loss during the six months ended September 30, 2013 is due to the increase in operating expenses as described above.

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

Financing activities provided $576,000 to the Company during the six months ended September 30, 2013. As of September 30, 2013, Truli had an accumulated deficit of $5,027,124.

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

The following exhibits are filed as part of this quarterly report on Form 10-Q/A:

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

Dated: November 18, 2014	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

