Form 10-Q
period 2014-09-30
Truli Media Group, Inc.
filed 2014-11-19
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 14, 2014 the number of shares of the registrant’s common stock outstanding was 127,682,295.

TABLE OF CONTENTS

		Page
		number
Part I -	Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 and for the six months ended September 30, 2014 and 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II -	Other Information
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

ITEM 1.    FINANCIAL STATEMENTS

Truli Media Group, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	March 31, 2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,195	$4,249
Total Current Assets	1,195	4,249

Total Assets	$1,195	$4,249

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$322,004	$311,089
Accrued interest, related party	66,463	49,123
Notes payable - officers	1,157,609	673,609
Notes payable, other	82,975	82,975
Convertible note, net of unamortized debt discount of $0 and $38,881	92,500	780,625
Debt settlement payable	90,000	-
Derivative liability	209,513	2,075,434
Total Current Liabilities	2,021,064	3,972,855
Long-Term Liabilities:
Debt settlement payable	90,000	-
Total Liabilities	2,111,064	3,972,855
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and March 31, 2014	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 127,652,295 and 94,151,666 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	127,653	94,152
Additional paid in capital	2,424,144	2,034,949
Common stock to be issued	16,280	16,250
Accumulated deficit	(4,677,946)	(6,113,957)
Total stockholders’ deficit	(2,109,869)	(3,968,606)
Total Liabilities and Stockholders’ Deficit	$1,195	$4,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,	Three Months ended September 30,	Six Months ended September 30,	Six Months ended September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative	$134,725	$618,197	$177,431	$732,551
Total operating expenses	134,725	618,197	177,431	732,551
Loss from operations	(134,725)	(618,197)	(177,431)	(732,551)

Other income (expenses):
Interest expense	(207,485)	(2,096,627)	(276,102)	(2,102,788)
Gain on change in fair value of derivative liability	206,000	229,594	1,139,415	229,594
Gain on extinguishment of debt	751,250	-	751,250	-
Loss on default		(250,669)		(250,669)
Loss on debt conversion	-	-	(1,121)	-
Total other income (expenses)	749,765	(2,117,702)	1,613,442	(2,123,863)

Income (loss) from operations before income taxes	615,040	(2,735,899)	1,436,011	(2,856,414)
Provision for income taxes	-	-	-	-
Net income (loss)	$615,040	$(2,735,899)	$1,436,011	$(2,856,414)

Net income (loss) per share – basic and diluted	$0.01	$(0.03)	$0.01	$(0.03)

Weighted average common shares – basic and diluted	115,001,499	86,272,145	105,322,074	85,066,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended September 30,	Six Months ended September 30,
	2014	2013
		(Restated)
Cash Flows from Operating Activities
Net income (loss)	$1,436,011	$(2,856,414)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	-	24,903
Amortization of discount on convertible debt	37,246	606,437
Equity based compensation expense	7,815	255,998
Change in fair market value of derivative liability	(1,139,415)	(229,594)
Loss on excess fair value of derivative liability at inception	125,996	1,464,271
Loss on debt conversion	1,121	-
Loss on default on convertible debt	-	250,669
Gain on extinguishment of debt	(751,250)	-
Gain on forgiveness of default penalty	(6,000)	-
Changes in operating assets and liabilities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(34,726)
Increase in accounts payable and accrued liabilities	142,759	126,280
Net cash used in operating activities	(145,717)	(392,176)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	484,000	32,162
Proceeds from convertible notes	-	543,837
Repayments of convertible notes	(341,337)	-
Net cash provided by financing activities	142,663	575,999

Net (decrease) increase in cash and cash equivalents	(3,054)	183,823

Cash and Cash Equivalents, beginning of period	4,249	1,296

Cash and Cash Equivalents, end of period	$1,195	$185,119

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$852,501	$155,502
Common stock issued upon conversion of debt	$24,000	$-
Debt converted to common stock	$15,000	$-
Derivative liability at inception	$125,996	$2,187,755
Common stock issued for cancellation of warrants	$360,529	$-
Common stock issued for prepaid services	$-	$34,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

These interim financial statements as of and for the three and six months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending March 31, 2015 or for any future period. All references to September 30, 2014 and 2013 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 73,050,417 and 71,060,239 outstanding common share equivalents at September 30, 2014 and 2013, respectively.

	September 30,	September 30,
	2014	2013
Options	4,538,000	3,738,000
Warrants	17,910,257	27,573,535
Convertible notes payable	50,602,160	39,748,704
	73,050,417	71,060,239

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending March 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 - NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $1,157,609 and $673,609 payable as of September 30, 2014 and March 31, 2014, respectively. The note, which may be increased as additional funds are advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $10,134 and $5,975 for the three months ended September 30, 2014 and 2013, respectively, and $17,341 and $11,601 for the six months ended September 30, 2014 and 2013, respectively. Accrued interest payable is $66,463 and $49,123 at September 30, 2014 and March 31, 2014, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 - CONVERTIBLE NOTES AND DEBENTURES

At September 30, 2014 and March 31, 2014 convertible notes and debentures consisted of the following:

	September 30, 2014	March 31, 2014
Convertible notes payable	$92,500	$819,506
Unamortized debt discount	-	(38,881)
Carrying amount	$92,500	$780,625

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor. The note has a maturity date of May 30, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $9,886 during the three and six months ended September 30, 2014. The Company is recording interest at 22% from the date of default.

During April 2014 $15,000 principal was converted into 2,000,000 shares of common stock, with a value of $24,000. The Company recorded a loss on conversion of $1,121 during the six months ended September 30, 2014.

During the three and six months ended September 30, 2014, the Company recorded amortization of debt discount of $0 and $5,454, respectively as interest expense.

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

On August 7, 2014 we entered into a settlement agreement and release of claims with the holders of our 12% debentures, with an aggregate outstanding amount of $780,513, whereby we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition. We have also extinguished the derivative liability associated with the debentures of $452,075. We have recorded a gain of $751,250 as a result of the debt extinguishment during the three and six months ended September 30, 2014.

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor. The note has a maturity date of July 5, 2014. The note is convertible into shares of common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $17,233 during the three and six months ended September 30, 2014. The Company is recording interest at 22% from the date of default.

During the three and six months ended September 30, 2014, the Company amortized debt discount of $589 and $11,305, respectively, to current period operations as interest expense.

Note issued on November 7, 2013:

On November 7, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor. The note has a maturity date of August 12, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $22,545 during the three and six months ended September 30, 2014. The Company is recording interest at 22% from the date of default.

During the three and six months ended September 30, 2014, the Company amortized debt discount of $6,574 and $20,486, respectively, to current period operations as interest expense.

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

During the six months ended September 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $10,302 and $10,815 for the three and six months ended September 30, 2014, respectively, which has been charged to interest expense.

During the three and six months ended September 30, 2014, the Company recorded $7,410 and $11,892 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $25,597 at September 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of three months.

Debentures issued on September 10, 2013:

The Company identified embedded derivatives related to the 12% debentures, resulting from the price reset features of these instruments.

During April and May 2014, the Company repaid $40,000 of principal to the 12% debenture holders. As a result, $30,382 of derivative liability was reclassified to paid-in capital. On August 7, 2014 we entered into a settlement agreement with the debenture holders and the convertible debentures were extinguished. As a result, $452,075 of derivative liability was also extinguished.

During the three and six months ended September 30, 2014, the Company recorded $85,111 and $315,860 of income, respectively, related to the change in the fair value of the derivative.

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

The warrants issued with the 12% debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 62,667,125 with an exercise price of $0.02. On August 7, 2014 the warrants were cancelled, in exchange for the issuance of 31,530,629 shares of our common stock. As a result, $360,529 of derivative liability was reclassified to paid-in capital.

During the three and six months ended September 30, 2014, the Company recorded $52,331 and $679,141 of income, respectively, related to the change in the fair value of the derivative.

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

The compensation warrants had been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 6,266,713 with an exercise price of $0.02. During the three months ended September 30, 2014 the Company recorded a further adjustment due to the issuance of equity instruments at a price below the exercise price of the warrants. As a result, those warrants now total 17,904,857 with an exercise price of $0.007. The Company has recorded an expense of $74,485 due to the increase in the fair value of the warrants as a result of the modifications.

During the three and six months ended September 30, 2014, the Company recorded $33,803 and $96,484 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $81,968 at September 30, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 207%; and (4) an expected life of 1.94 years.

Note issued on October 2, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on October 2, 2013.  These embedded derivatives included certain conversion features.

During the six months ended September 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $18,028 and $18,770 for the three and six months ended September 30, 2014, respectively, which has been charged to interest expense.

During the three and six months ended September 30, 2014, the Company recorded $12,885 and $12,883 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $44,444 at September 30, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of three months.

Note issued on November 7, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on November 7, 2013.  These embedded derivatives included certain conversion features.

During the six months ended September 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $20,955 and $21,925 for the three and six months ended September 30, 2014, respectively, which has been charged to interest expense.

During the three and six months ended September 30, 2014, the Company recorded $14,459 and $23,154 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $57,506 at September 30, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of three months.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2014:

		Fair Value Measurements at September 30, 2014 using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$209,513	-	-	$209,513

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Debt Derivative Liability
Balance, March 31, 2014	$2,075,434
Additions	125,995
Extinguished derivative liability	(852,501)
Change in fair value of derivative liabilities	(1,139,415)
Balance, September 30, 2014	$209,513

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2014. The Company has recurring net losses, an accumulated deficit of $4,677,946 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2014 of $2,019,869. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7 - SHAREHOLDERS EQUITY

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2014 and March 31, 2014 the Company had 127,652,295 and 94,151,666 shares of common stock issued and outstanding, respectively.

During April 2014 $15,000 of principal of the promissory note issued on August 28, 2013 was converted into 2,000,000 shares of common stock valued at $24,000.

On August 7, 2014 we agreed to issue 31,530,629 shares of our common stock in exchange for the cancellation of the 62,667,125 debenture warrants described in Note 4. As a result, $360,529 of derivative liability was reclassified to paid-in capital. A total of 31,500,629 shares have been issued and 30,000 shares remain to be issued.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2014 and March 31, 2014, the Company has no shares of preferred stock issued and outstanding.

Stock Options

During August and September 2014 we granted a total of 800,000 stock options to two consultants and a director. Of these grants, 550,000 options vested upon grant and 250,000 vested over a six week period. The options have a weighted average exercise price of $0.008 and a weighted average life of 3.52 years. We have recorded an expense of $5,010 related to these options determined using the Black Scholes Model with the following weighted average assumptions: (1) risk free interest rate of 0.875-1.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 184-210%; and (4) an expected life of 3.52 years.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2014 and March 31, 2014, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30,	March 31,
	2014	2014
Legal and professional fees payable	$142,089	$133,534
Consulting fees payable	52,500	52,500
Accrued interest	66,731	82,551
Other payables	60,684	42,504
	$322,004	$311,089

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six month periods ended September 30, 2014 and 2013 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2014 filed on July 15, 2014 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the three and six month periods ended September 30, 2014 to the three and six month periods ended September 30, 2013.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Quarterly Report. Our actual results may differ materially.

COMPANY OVERVIEW

Business

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 9,000 items in its library, with Christian content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website which includes roughly 3,000 items in its library.

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

Truli also will allow partners to monetize their content through our platform by letting them set purchase prices for their content, and allowing them to receive money though the “donation” section of our website.

We have currently not generated any revenue from these business strategies and there can be no assurances that we will do so in the future.

Plan of Operation

Truli is currently focused on further developing its website and securing financing through which to increase our advertising and online presence.  Truli is additionally working toward increasing both the amount and diversity of its content through which to attract more users as well as more churches and ministries.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of September 30, 2014, we had an accumulated deficit of $4,677,946. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at September 30, 2014 was $1,195, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

  We have incurred indebtedness in the aggregate of $1,646,278 in principal and interest as of September 30, 2014, which includes $92,500 principal of our 8% convertible promissory notes, which are currently in default.  As a result of the default, we recorded (i) penalties of 50% of the outstanding principal and accrued interest aggregating $49,664, and (ii) an increase of the interest rate to 22%. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our Chief Executive Officer and consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2014 consolidated financial statements included in our Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should we be unable to continue as a going concern.

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

Convertible Instruments

We evaluate and account for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities.”

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

We account for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. We also record when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Stock-Based Compensation

We utilize the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of our common stock. The dividend yield represents our anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

We had no revenue for the three month periods ended September 30, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, we were principally involved in website development and research and development activities.  Net income of $615,040 and net loss of $2,735,899 for the three month periods ended September 30, 2014 and 2013, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $134,725 and $618,197 during the three month periods ended September 30, 2014 and 2013, respectively.  The decrease in operating expenses is the result of the following factors.

We incurred selling, general and administrative expenses of $134,725 for the three month period ended September 30, 2014, principally comprised of website development costs, professional fees and consulting fees.  The decrease of 78% for 2014 compared to 2013 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	September 30,
	2014	2013	Change

Interest expense	$(207,485)	$(2,096,627)	$1,889,142
Gain on change in fair value of warrant derivative liability	206,000	229,594	(23,594)
Gain on extinguishment of debt	751,250	-	751,250
Loss on default	-	(250,669)	250,669
Total other income (expense)	$749,765	$(2,117,702)	$2,867,467

We charged to operations interest expense of $207,485 and $2,096,627 for the three month periods ended September 30, 2014 and 2013, respectively.  The decrease was primarily related to our derivative debt.  Additionally, we had a gain of $206,000 and $229,594 for the three month periods ended September 30, 2014 and 2013, respectively as a result of the change in fair value of the our derivative instruments.  We also had a gain on extinguishment of debt of $751,250 for the three month period ended September 30, 2014 with no comparable amount in the 2013 period, and a loss on default of $250,669 for the three month period ended September 30, 2013 with no comparable amount in the 2014 period. For more information on our 8% convertible promissory notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

SIX MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2013

We had no revenue for the six month periods ended September 30, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, we were principally involved in website development and research and development activities.  Net income of $1,436,011 and net loss of $2,856,414 for the six month periods ended September 30, 2014 and 2013, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $177,431 and $732,551 during the six month periods ended September 30, 2014 and 2013, respectively.  The increase in operating expenses is the result of the following factors.

We incurred selling, general and administrative expenses of $177,431 for the six month period ended September 30, 2014, principally comprised of website development costs, professional fees and consulting fees.  The decrease of 76% for 2014 compared to 2013 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Six Months Ended
	September 30,
	2014	2013	Change

Interest expense	$(276,102)	$(2,102,788)	$1,826,686
Gain on change in fair value of warrant derivative liability	1,139,415	229,594	909,821
Gain on extinguishment of debt	751,250	-	751,250
Loss on default	-	(250,669)	250,669
Loss on debt conversion	(1,121)	-	(1,121)
Total other income (expense)	$1,613,442	$(2,123,863)	$3,737,305

We charged to operations interest expense of $276,104 and $2,102,788 for the six month periods ended September 30, 2014 and 2013, respectively.  The decrease was primarily related to our derivative debt.  Additionally, we had a gain of $1,139,415 and $229,594 for the six month periods ended September 30, 2014 and 2013, respectively as a result of the change in fair value of our derivative instruments. We also had a gain on extinguishment of debt of $751,250 for the six month period ended September 30, 2014 with no comparable amount in the 2013 period, and a loss on default of $250,669 for the six month period ended September 30, 2013 with no comparable amount in the 2014 period. We also had a loss on debt conversion of $1,121 compared to $0 for the six month periods ended September 30, 2014 and 2013, respectively. For more information on our 8% convertible promissory notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	Ended September 30,
	2014	2013

Cash at beginning of period	$4,249	$1,296
Net cash used in operating activities	(145,717)	(392,176)
Net cash provided by financing activities	142,663	575,999
Cash at end of period	$1,195	$185,119

We had cash and cash equivalents of $1,195 and $4,249 as of September 30, 2014 and March 31, 2014, respectively.  Our capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended September 30, 2014 and 2013. We have liabilities of $2,111,064 and $3,972,855 as of September 30, 2014 and March 31, 2014, respectively.  The decrease in liability is primarily attributable to the decrease in fair value of derivative liabilities related to convertible debt and common stock purchase warrants with price reset provisions.

We owe principal and interest of $1,224,072 pursuant to a 4% unsecured term note representing advances made by our Chief Executive Officer. We received advances of $484,000 and $32,162 during the six month periods ended September 30, 2014 and 2013, respectively.

We additionally have an unsecured line of credit with $82,975 outstanding as of September 30, 2014 and March 31, 2014.

We owe an aggregate of $92,500 on three 8% convertible promissory notes issued on August 28, 2013, October 2, 2013, and November 7, 2013.  During April 2014, we issued 2,000,000 shares of common stock as a result of the conversion of $15,000 in principal of the 8% convertible promissory notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion. These notes are currently in default.  As a result of the default, we recorded (i) penalties of 50% of the outstanding principal and accrued interest aggregating $49,664, and (ii) an increase of the interest rate to 22%.

We owe $180,000 in principal as a result of a debt settlement incurred with the extinguishment of our 12% convertible debentures issued on September 10, 2013.  This amount will be paid in monthly installments over a 24 month period.

We spent in operating activities, $145,717 and $392,176 respectively for the six month periods ended September 30, 2014 and 2013, respectively. The increase is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $202,000.

Financing activities provided $142,663 and $575,999 to us during the six month periods ended September 30, 2014 and 2013, respectively. We received advances from our Chief Executive Officer of $484,000 and $32,162 during the six month periods ended September 30, 2014 and 2013, respectively. We received proceeds from convertible notes of $543,837 during the six months ended September 30, 2013 and repaid $341,337 during the six months ended September 30, 2014.

As of September 30, 2014, we had an accumulated deficit of $4,677,946 compared to $6,113,957 as of March 31, 2014.  The decrease is attributable to the net income for the six month period ended September 30, 2014.

We do not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. We are continuing to pursue working capital sources through the sale of our debt or equity securities in order to carry out our planned operations. However, based on our current expected level of operating expenditures, we do not believe we will be able to fund our operations in the short term without raising additional capital. There is no assurance that any of the planned activities will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements to have a significant impact on our results of operations, financial condition or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company as defined by Rule 229.10(f)(1).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the six months ended September 30, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 14, 2014, StoryCorp Consulting, a prior consultant of Truli, initiated an action against Truli with the American Arbitration Association. The action alleges that Truli owes StoryCorp Consulting $33,000 as well as 596,920 shares of our common stock pursuant to the terms of a consulting agreement entered into on December 14, 2012. The claim alleges that Truli defaulted on payments owed between August 1, 2013 and February 1, 2014 pursuant to the terms of the consulting agreement. Given the nature of this proceeding, we are unable to determine the outcome or its effect on Truli.

ITEM 1A. - RISK FACTORS

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

We have not yet generated any revenue from the sale of our products or services. Our failure to generate significant revenues will seriously harm our business. We anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. As a result of these additional expenses, we would need to generate substantial revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

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

We have incurred indebtedness of our outstanding 8% convertible promissory notes currently totaling in principal and interest $153,072 as of September 30, 2014. As of the date of this report, we have been informed by the holders that we are currently in default and we have made no payments.   Unless we are able to restructure some or all of the remaining debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

We currently are subject to financial obligations of a settlement agreement regarding the cancellation our previously issued 12% convertible debentures and our failure to meet payments or obligations as they become due may materially harm our financial condition.

We entered into a settlement agreement and release of claims on August 7, 2014 with the holders of our 12% convertible debentures whereby we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. We have currently not missed any payments. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which will have a material adverse effect on our business and financial condition.

Our chief executive officer, as well as consultants, are currently working without pay and there can be no assurances that they will continue to provide services to us.

Currently, our chief executive officer, as well as many of our consultants, are not being paid for their services provided to us due to a shortage of company funds.  In the event that we are unable to secure additional financing to begin paying employees and consultants, they may quit, which could have a material adverse effect on the our business, financial condition and results of operations.

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

Under our business plan, we intend to build and expand our operations substantially over the next several years. Our cash on hand is insufficient for our operational needs. We therefore need additional financing for working capital purposes and to grow our business. There is no assurance that additional financing will available on acceptable terms, or at all. If we fail to obtain additional financing as needed, we may be required to reduce or halt our anticipated expansion plans and our business and results of operations could be materially, adversely affected. There can be no assurance that additional financing will be available on terms deemed to be acceptable by us, and in our stockholders’ interests.

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

We rely on the proper and efficient functioning of its computer and database systems, and a malfunction could result in disruptions to our business.

Our ability to keep our business operating depends on the proper and efficient operation of its computer and database systems. Since computer and database systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems), we cannot guarantee that it will not experience such malfunctions or interruptions in the future. A significant or large-scale malfunction or interruption of one or more of its computer or database systems could adversely affect our ability to keep our operations running efficiently. If a malfunction results in a wider or sustained disruption to its business, this could have a material adverse effect on our business, financial condition and results of operations.

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

If additional shares are issued in the future, our investor’s ownership interest will be diluted.

We may elect to issue additional shares of common stock in the future including, without limitation, in connection with an additional capital raise. If we issue additional shares in the future, an investor’s ownership interest will be diluted and such dilution may be substantial.

If Internet users do not interact with www.truli.com frequently or if we fail to attract new users to the site, our business and financial results will suffer.

The future success of www.truli.com is largely dependent upon users constantly visiting the site for content. We need to attract users to visit our website frequently and spend increasing amounts of time on the website when they visit. If we are unable to encourage users to interact more frequently with truli.com and to increase the amount of user generated content they provide, our ability to attract new users to our website and increase the number of loyal users will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

We intend to generate substantial portions of our revenue through advertising, and uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

Although worldwide online advertising spending is growing steadily, it represents only a small percentage of total advertising expenditures. Advertisers will not do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be as widely accepted as a medium for advertising and the rate of advertising on the Internet decreases, our ability to generate increased revenues could be adversely affected. We believe that growth in ad revenues will also depend on our ability to increase the number of pages on our website to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

New technologies could block Internet ads from being seen by our users, which could harm our financial results.

Technologies have been developed, and are likely to continue to be developed, that can block the display of Internet ads. Ad-blocking technology may cause a decrease in the number of ads that we can display on our website, which could adversely affect our future ad revenues and our financial results.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of November 7, 2014, beneficially owns approximately 51% of the issued and outstanding equity of Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

We are responsible for the indemnification of our officers and directors, which, if required, could result in significant company expenditures.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

Our common stock trades with limited volume on the OTC Markets under the symbol TRLI. Although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) significant developments relating to our relationships with our licensees and our advisors; (v) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (vi) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vii) investor perceptions of our industry in general and our company in particular; (viii) the operating and stock performance of comparable companies; (ix) general economic conditions and trends; (x) major catastrophic events; (xi) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xii) changes in accounting standards, policies, guidance, interpretation or principles; (xiii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiv) additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Our common stock may be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell our common stock.

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

Certain of our securities are subject to price reset provisions, variable conversion prices and adjustments.  As a result, future sales of common stock or common stock equivalents may result in significant dilution to our shareholders.  For instance, our 8% convertible promissory notes issued in August, October, and November of 2013 are convertible into common shares at a discount to market and have price reset features.

Additionally, 2,506,685 common stock purchase warrants issued as compensation to placement agents in connection with our previously cancelled 12% convertible debentures have increased to 17,904,857 warrants and the exercise price has been reduced from $0.05 to $0.007 as a result of subsequent debt issuances.

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

We will be in competition with other current or potential regional, national and international companies that may offer similar services to ours. Our current competitors include Sky Angel, HopeTV, Harvest-TV, Streaming Faith, Hulu, YouTube, Pandora, Rhapsody as well as thousands of small Christian-focused web sites. Additionally, ministries providing content to us may also distribute their content through other mediums such as cable TV, similar online companies, their own web site, YouTube and others. It is possible that additional online media content competitors who do not directly compete with us will elect to compete in our field or emerge in the future, some of which may be larger and have greater financial and operating resources than we do. There can be no assurance that we will be able to compete against such other competitors in light of the rapidly evolving, highly competitive marketplace for these services. Our failure to maintain and enhance our competitive position could reduce our market share, decrease our profit margin and cause our revenues to grow more slowly than anticipated or not at all.

Online piracy of media content on our website could result in reduced revenues and increased expenditures which could materially harm our financial condition.

Online media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of online video content. The proliferation of unauthorized copies of these products will likely continue, and if it does, could have an adverse effect on our business, because these products could reduce the revenue we receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.

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

The online industry in general, continues to undergo significant changes, primarily due to technological developments. Due to rapid growth of technology and shifting consumer tastes, we cannot accurately predict the overall effect that technological growth or the availability of alternative forms of entertainment may have on the profitability of its online content and/or our business in general. Examples of such advances include downloading and streaming from the Internet onto cellular phone or other mobile devices. Other online companies may have larger budgets to exploit these growing trends. We cannot predict how we or our business partners will financially participate in the exploitation of our content through these emerging technologies or whether we or our business partners have the right to do so for all of its content. If we or our business partners cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our revenues and therefore on our business, financial condition and results of operations.

As a result of providing online media content, we may be subject to intellectual property infringement claims which could have a material adverse effect on our financial condition.

One of the risks of the online media content business is the possibility that others may claim that such content misappropriates or infringes the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We are likely to receive in the future, claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all. Any of these occurrences could have a material adverse effect on our revenues and therefore on the our business, financial condition and results of operations.

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

As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement and other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against distributors of media content. Any imposition of liability, given our lack of insurance coverage, could have a material adverse effect on our business, results of operations and financial condition.

As a result of conducting business outside of the United States, we may be subjected to additional risks related to international trade which could have a material adverse effect on our financial condition.

We conduct business in overseas markets and is therefore subject to risks inherent in the international distribution of media content, many of which are beyond the our control. These risks include: (i) laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; (ii) differing cultural tastes and attitudes, including varied censorship laws; (iii) differing degrees of protection for intellectual property; (iv) financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; (v) the instability of foreign economies and governments; (vi) fluctuating foreign exchange rates; and (vii) war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our ability to do conduct business in non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2014 we issued an option to purchase 250,000 common shares to a consultant as consideration for services. The option has a term of three years, an exercise price of $0.01 per share, vests fully on the grant date, and allows for cashless exercise at any time during the term. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 11, 2014 we issued an option to purchase 300,000 common shares to a member of our board of directors for board services. The option has a term of three years, an exercise price of $0.007 per share, vests fully on the grant date, and allows for cashless exercise at any time during the term. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 7, 2014 we entered into a settlement agreement and general release of claims whereby certain common stock purchase warrants issued to the holders of our previously issued 12% convertible debentures were cancelled. As partial consideration for the cancellation of the 62,667,125 warrants, we issued an aggregate of 31,530,629 shares of common stock to such holders. The shares to be issued will be exempt from registration under Section 4(2) and 3(9) of the Securities Act of 1933, as amended.

On August 5, 2014 we issued an option to purchase 250,000 common shares to a consultant as consideration for services. The option has a term of five years, an exercise price of $0.007 per share, vests in six equal installments over a six week period beginning on the grant date and allows for cashless exercise at any time for any vested portion of the option. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ending June 30, 2014, holders of our 8% convertible promissory notes converted an aggregate of $15,000 into 2,000,000 shares of common stock at a price per share of $0.0075. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

On August 7, 2014 we entered into a settlement agreement and general release of claims whereby we issued 31,530,629 shares of common stock. For a further discussion of the transaction, refer to Part II, Item 2 of this Quarterly Report which is entitled “Unregistered Sales of Equity Securities and Use of Proceeds.”

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Incorporation dated 6/13/12		10-K	3.01	000-53641	7/15/14

3.02	Bylaws of SA Recovery Corp		10-K	3.02	000-53641	7/15/14

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement – September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee – September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investors on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement - August 28, 2013, October 2, 203, November 7, 2013		8-K	4.2	000-53641	11/27/13

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

21.01	List of Subsidiaries		10-K	21.01	000-53641	7/15/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2014	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

