Form 10-Q/A
period 2013-12-31
Truli Media Group, Inc.
filed 2015-02-17
CIK 1462223

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 14, 2014 the number of shares of the registrant’s common stock outstanding was 92,950,765.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, which was originally filed on February 14, 2014 (the “Original Filing”), of Truli Media Group, Inc. (the “Company).

We are filing this Amendment No. 1 to reflect the restatement of our unaudited condensed consolidated financial statements contained herein. On June 16, 2014, management concluded that, because of an error identified in the Company's previously issued financial statements for the quarter ended December 31, 2013, the Company should restate its previously issued financial statements for the relevant periods. Accordingly, investors should no longer rely upon the Company's previously released financial statements and related auditors' reports for these periods or any earnings releases or other communications relating to these periods.

The Company determined that, because of a misapplication of the accounting guidance related to convertible debt and warrants issued in September 2013, and a full-ratchet anti-dilution feature that was included in these instruments, the Company’s previously restated issued unaudited financial statements for the three and nine months ended December 31, 2013 included in the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2013 (the “Previously Issued Financial Statements”) filed with the United States Securities and Exchange Commission (the “SEC”) contain certain errors that materially impact the previously issued financial statements.

On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company also issued common stock purchase warrants to acquire 25,066,850 shares. The warrants had an exercise price of $0.05 per share. The Company also issued common stock purchase warrants to acquire 2,506,685 shares as payment for services. Both the 12% Debentures and the warrants contain full-ratchet anti-dilution features. At the time of filing the Previously Issued Financial Statements, the Company did not account for the reset provisions as a derivative in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As a result, the Company will recognize additional expense of approximately $363,000 and $1,522,000 for the three and nine month periods ended December 31, 2013, respectively. The derivative liabilities will increase by approximately $2,115,000 at December 31, 2013.

Please see Note 10 – Restatement contained in the Notes to Unaudited Condensed Consolidated Financial Statements appearing later in this Form 10-Q/A Amendment No. 1 which further describes the effect of these restatements. In addition, we have amended the following section of this Report:

Part I.

Item 2. – Management Discussion and Analysis of Financial Condition and Results of Operations

No attempt has been made in this Amendment No. 1 to the Form 10-Q/A for the period ended December 31, 2013 to modify or update the other disclosures presented in the Previously Restated Financial Statements, except as set forth herein. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC including the Original Filing and the Previously Restated Financial Statements.

TABLE OF CONTENTS

		Page number
Part I -	Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013, as restated	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, and for the period October 19, 2011 (date of inception) to December 31, 2013, as restated	4
	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from October 19, 2011(date of inception) through December 31, 2013, as restated	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and for the period October 19, 2011 (date of inception) to December 31, 2013, as restated	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
	Forward-Looking Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

Part II –	Other Information
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

	Signatures	27

ITEM 1.    FINANCIAL STATEMENTS

TRULI MEDIA GROUP, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited) (Restated)
Assets
Current Assets
Cash and cash equivalents	$19,802	$1,296
Prepaid expenses	155,884	77,033
Total Current Assets	175,686	78,329

Total Assets	$175,686	$78,329

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$269,953	$116,057
Accrued interest, related party	42,987	25,401
Notes payable - officers	593,609	536,542
Note payable, others	42,975	-
Convertible note, net of unamortized debt discount of $79,329	790,177	-
Derivative liability	2,261,738	-
Total Current Liabilities	4,001,439	678,000

Long-Term Liabilities:
Long-term notes payable	-	42,975
Total Liabilities	4,001,439	720,975

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and March 31, 2013	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 92,950,765 and 83,651,493 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	92,951	83,652
Additional paid in capital	1,969,673	1,444,412
Common stock to be issued	16,250	-
Deficit accumulated during development stage	(5,904,627)	(2,170,710)
Total stockholders’ deficit	(3,825,753)	(642,646)
Total Liabilities and Stockholders’ Deficit	$175,686	$78,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,	Three months ended December 31,	Nine months ended December 31,	Nine months ended December 31,	For the Period From October19, 2011 (date of inception) to December 31,
	2013	2012	2013	2012	2013
Operating expenses:	(Restated)		(Restated)		(Restated)
Selling, general and administrative	$428,913	$476,230	$1,161,464	$869,138	$3,247,036
Total operating expenses	428,913	476,230	1,161,464	869,138	3,247,036
Loss from operations	(428,913)	(476,230)	(1,161,464)	(869,138)	(3,247,036)

Other income (expenses):
Interest expense	(1,658,347)	(14,866)	(3,761,135)	(49,069)	(3,821,272)
Gain on change in fair value of derivative liability	1,209,757	-	1,439,351	-	1,439,351
Loss on default of convertible note	-	-	(250,669)	-	(250,669)
Total other expenses	(448,590)	(14,866)	(2,572,453)	(49,069)	(2,632,590)

Loss from operations before income taxes	(877,503)	(491,096)	(3,733,917)	(918,207)	(5,879,626)
Provision for income taxes	-	-	-	-	-
Net loss	$(877,503)	$(491,096)	$(3,733,917)	$(918,207)	$(5,879,626)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares – basic and diluted	89,341,528	59,997,526	86,496,523	50,701,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM OCTOBER 19, 2011 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

	Common stock		Common stock to be issued		Common stock to be cancelled		Additional Paid in	Deficit accumulated during Development	Total Stockholders'
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	stage	Deficit
Balance at date of inception (October 19, 2011 as adjusted for recapitalization)	-	$-	44,400,000	$44,400	(58,976,400)	$(58,976)	$8,502	$6,074	$-
Net loss	-	-	-	-	-	-	-	(1,031,287)	(1,031,287)
Balance as of March 31, 2012	-	-	44,400,000	44,400	(58,976,400)	(58,976)	8,502	(1,025,213)	(1,031,287)
Common stock issued in connection with the share exchange transaction on June 13, 2012, effect of recapitalization	74,576,623	74,577	-	-	-	-	(43,504)	(31,074)	-
Common stock issued for services	1,500,000	1,500	-	-	-	-	103,700	-	105,200
Fair value of vested stock options	-	-	-	-	-	-	163,661	-	163,661
Debt Conversion	22,153,847	22,154	-	-	-	-	1,177,846	-	1,200,000
Common stock to be issued now issued	44,400,000	44,400	(44,400,000)	(44,400)	-	-		-	-
Common stock canceled	(58,976,400)	(58,976)	-	-	58,976,400	58,976	-	-	-
Rounding off adjustment on forward stock split of 1:1	(2,248)	(2)	-	-	-	-	2	-	-
Rounding off adjustment on forward stock split of 1.2:1	(329)	(1)	-	-	-	-	1	-	-
Imputed interest on related party notes	-	-	-	-	-	-	34,203	-	34,203
Net loss	-	-	-	-	-	-	-	(1,114,423)	(1,114,423)
Balance as of March 31, 2013	83,651,493	83,652	-	-	-	-	1,444,412	(2,170,710)	(642,646)
Common stock to be issued for services	-	-	596,921	16,250	-	-		-	16,250
Common stock issued for services	9,299,272	9,299			-	-	339,826	-	349,125
Fair value of vested stock options	-	-	-	-	-	-	29,348	-	29,348
Fair value of warrant issued for service, restated	-	-	-	-	-	-	585	-	585
Extinguished derivative liability							155,502		155,502
Net loss, restated	-	-	-	-	-	-	-	(3,733,917)	(3,733,917)
Balance as of December 31, 2013, as restated	92,950,765	$92,951	596,921	$16,250	-	$-	$1,969,673	$(5,904,627)	$(3,825,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,	Nine months ended December 31,	For the Period From October 19, 2011 (date of inception) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities	(Restated)		(Restated)
Net loss	$(3,733,917)	$(918,207)	$(5,879,626)
Adjustments to reconcile net loss to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	24,903	567,357	1,565,945
Imputed interest on related party notes	-	34,203	34,203
Amortization of discount on convertible debt	639,508	-	639,508
Fair value of vested stock options	29,348	139,964	193,009
Change in fair market value of derivative liability	(1,439,351)	-	(1,439,351)
Loss on excess fair value of derivative liability at inception	3,058,107	-	3,058,107
Warrant issued for service	80,232	-	80,232
Common stock to be issued for services	16,250	25,000	16,250
Common stock issued for services	324,990	-	430,190
Loss on default of convertible note	250,669	-	250,669
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	171,483	20,674	312,941
Increase in prepaid expenses	(54,716)	-	(131,749)
Net cash used in operating activities	(632,494)	(131,009)	(869,673)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	26,000	42,975
Proceeds from notes payable, related party	32,163	107,500	227,663
Proceeds from convertible notes	618,837	-	618,837
Net cash provided by financing activities	651,000	133,500	889,475

Net increase in cash and cash equivalents	18,506	2,491	19,802

Cash and Cash Equivalents, beginning of period	1,296	-	-

Cash and Cash Equivalents, end of period	$19,802	$2,491	$19,802

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Recapitalization effect on reverse acquisition	$-	$25,000	$25,000
Issuance of common stock from common stock to be issued	$-	$37,000	$44,400
Cancelation of common stock	$-	$49,147	$58,976
Common stock issued upon conversion of debt	$-	$-	$1,200,000
Common stock issued for prepaid services	$157,800	$-	$157,800
Derivative liability at inception	$3,856,591	$-	$3,856,591
Extinguished derivative liability	$155,501	$-	$155,501

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses from operations of $5,904,627.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 119,368,397 and nil outstanding common share equivalents at December 31, 2013 and 2012, respectively.

	December 31,	December 31,
	2013	2012
Options	3,738,000	-
Warrants	68,939,238	-
Convertible notes payable	46,691,159	-
	119,368,397	-

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

In connection with the September 2013 Agreement, the September 2013 Investors collectively received warrants to purchase up to an aggregate of twenty-five million sixty-six thousand eight hundred fifty (25,066,850) shares of Common Stock (collectively, the “September 2013 Warrants”). The September 2013 Warrants are exercisable for a period of three years from the date of issuance at an exercise price of $0.05, subject to adjustment. The September 2013 Investors may exercise the September 2013 Warrants on a cashless basis at any time after the date of issuance. In the event the September 2013 Investors exercise the September 2013 Warrant on a cashless basis we will not receive any proceeds.

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

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor. The note has maturity dates of July 5, 2014. The note is convertible into shares of common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three and nine months ended December 31, 2013, the Company recorded interest expense of $641.

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

During the three and nine months ended December 31, 2013, the Company recorded $536 of expense and $18,957 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $50,531 at December 31, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 203%; and (4) an expected life of 0.42 year.

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

During the three and nine months ended December 31, 2013, the Company recorded $360,497 and $479,608 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $607,038 at December 31, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.091%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 221%; and (4) an expected life of 0.688 year.

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

The warrants issued with the September debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 62,667,125 with an exercise price of $0.02. The Company has also recorded an expense of $1,416,749 during the three and nine months ended December 31, 2013 due to the increase in the fair value of the warrants as a result of the modifications.

During the three and nine months ended December 31, 2013, the Company recorded $759,214 and $841,932 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $1,371,288 at December 31, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 202%; and (4) an expected life of 2.689 years.

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

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 6,266,713 with an exercise price of $0.02. The Company has recorded an expense of $141,675 during the three and nine months ended December 31, 2013 due to the increase in the fair value of the warrants as a result of the modification.

During the three and nine months ended December 31, 2013, the Company recorded $75,921 and $84,193 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $137,129 at December 31, 2013, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 202%; and (4) an expected life of 2.689 years.

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

The initial fair value of the embedded debt derivative of $47,967 was allocated as a debt discount up to the proceeds of the note ($32,500) with the remainder ($15,467) charged to operations as interest expense.

During the three and nine months ended December 31, 2013, the Company recorded $7,453 of income related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $40,514 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 203%; and (4) an expected life of 0.52 year.

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

The initial fair value of the embedded debt derivative of $62,445 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($19,945) charged to operations as interest expense.

During the three and nine months ended December 31, 2013, the Company recorded $7,207 of income related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $55,238 at December 31, 2013 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 203%; and (4) an expected life of 0.62 year.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$2,261,738	-	-	$2,261,738

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Debt Derivative Liability
Balance, March 31, 2013	$-
Initial fair value of debt derivatives at note issuances and modifications	3,856,591
Extinguished derivative liability	(155,502)
Mark-to-market at December 31, 2013 - Embedded debt derivatives	(1,439,351)
Balance, December 31, 2013	$2,261,738

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$(1,439,351)

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidation financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2013. The Company has a recurring net loss, and total deficit accumulated during its development stage of $5,904,627 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2013 of $3,825,753. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	0.01-0.05	68,939,238	2.7	$0.02	68,939,238	$0.02

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	28,078,935	0.05
Modifications	41,360,303	0.02
Exercised	—	—
Expired or cancelled	(500,000)	(0.04)
Outstanding at December 31, 2013	68,939,238	$0.02

During the nine months ended December 31, 2013, the Company issued 2,512,085 warrants with an exercise price of $0.01-$0.05 vested upon grant for services rendered. The fair value of $80,232 is charged to operations during the nine months ended December 31, 2013 (see Note 4).

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

NOTE 10 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of December 31, 2013, for the three and nine months ended December 31, 2013 and for the period from October 19, 2011 (date of inception) to December 31, 2013. On June 16, 2014, the Company determined that, because of a misapplication of the accounting guidance related to convertible debt and warrants issued in September 2013, and a full-ratchet anti-dilution feature that was included in these instruments, the Company’s previously issued unaudited financial statements for the three and nine months ended December 31, 2013 included in the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2013 (the “Previously Issued Financial Statements”) filed with the United States Securities and Exchange Commission (the “SEC”) contain certain errors that materially impact the previously issued financial statements.

On September 10, 2013, the Company issued $501,337 of the Company’s 12% Senior Convertible Debentures (“12% Debentures”). In connection with the transaction, the Company also issued common stock purchase warrants to acquire 25,066,850 shares. The warrants had an exercise price of $0.05 per share. The Company also issued common stock purchase warrants to acquire 2,506,685 shares as payment for services. Both the 12% Debentures and the warrants contain full-ratchet anti-dilution features. At the time of filing the Previously Issued Financial Statements, the Company did not account for the reset provisions as a derivative in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. As a result, the Company will recognize additional expense of approximately $363,000 and $1,522,000 for the three and nine month periods ended December 31, 2013, respectively. The derivative liabilities will increase by approximately $2,115,000 at December 31, 2013.

Accordingly, the Company’s balance sheet at December 31, 2013 and the statement of operations for the three and nine months ended December 31, 2013 have been restated herein. There was no effect on cash flow or net cash used in operating activities, investing activities and financing activities. The effect of correcting this error in the Company’s financial statements at December 31, 2013 and for the three and nine months ended December 31, 2013 are shown in the table as follows:

Balance Sheet data	December 31, 2013 (unaudited)
	As previously restated	Adjustments to Restate		Restated
Total Assets	$175,686	$-		$175,686

Derivative liability	146,283	2,115,455	(a)	2,261,738

Total Current Liabilities	1,885,984	2,115,455		4,001,439
Total Liabilities	1,885,984	2,115,455		4,001,439

Stockholders’ Equity:
Common stock, $.001 par value; 495,000,000 shares authorized; 92,950,765 and 83,651,493 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	92,951	-		92,951
Additional paid-in capital	2,562,901	(593,228)	(b)	1,969,673
Common stock to be issued	16,250	-	-	16,250
Deficit accumulated during development stage	(4,382,400)	(1,522,227)	(a)(b)	(5,904,627)
Total Stockholders’ deficit	(1,710,298)	(2,115,455)		(3,825,753)
Total Liabilities and Stockholders’ deficit	$175,686	$-		$175,686

(a)	To increase the derivative liability.
(b)	To adjust for incorrect accounting for beneficial conversion feature and derivative instruments.

Statement of operations	For the Three Months Ended December 31, 2013 (Unaudited)				For the Nine Months Ended December 31, 2013 (Unaudited)
	As previously issued	Adjustments to Restate		Restated	As previously issued	Adjustments to Restate		Restated

Loss from operation	$428,913	$-		$428,913	$1,173,708	$(12,244)	(a)	$1,161,464
Other expenses	85,799	362,791	(c)	448,590	1,037,982	1,534,471	(b)	2,572,453
Net loss	$514,712	$362,791	(c)	$877,503	$2,211,690	$1,522,227	(a)(b)	$3,733,917

(a)	To correct value of compensation warrants.
(b)	To record $2,940,205 of expense related to the issuance of derivative instruments and $1,405,734 of income related to the change in fair value.

(c)	To record $1,558,424 of expense related to the issuance of derivative instruments and $1,195,633 of income related to the change in fair value.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  From its inception (October 19, 2011) through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from October 19, 2011 (date of inception) through December 31, 2013, the Company has accumulated losses from operations of $5,904,627.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 119,368,397 and nil outstanding common share equivalents at December 31, 2013 and 2012, respectively.

	December 31,	December 31,
	2013	2012
Options	3,738,000	-
Warrants	68,939,238	-
Convertible notes payable	46,691,159	-
	119,368,397	-

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

During the three months ended December 31, 2013, the Company charged to operations interest expense of $1,658,347, which includes excess of fair value of derivative liability at inception of $1,593,836 as compared to $14,866 for the quarter ended December 31, 2012. During the three months ended December 31, 2013, the Company had a gain on fair value of derivative liability of $1,209,757 as compared to $nil for the three months ended December 31, 2012.

During the three months ended December 31, 2013, the Company incurred net loss of $877,503 as compared to $491,096 for the three months ended December 31, 2012. Increase in the net loss during the three months ended December 31, 2013 is due to the increase in operating expenses as described above.

RESULTS OF OPERATIONS – NINE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2012

The Company had no revenues for the nine months ended December 31, 2013, for the nine months ended December 31, 2012, and for the period October 19, 2011 (date of inception) through December 31, 2013. Truli officially launched its website on July 10, 2012 but however, has not yet generated any revenue. Prior to such time, the Company was principally involved in website development and research and development activities.

The Company incurred selling, general and administrative expenses of $1,161,464 for the nine months ended December 31, 2013, principally related to professional fees and marketing expenses, and $869,138 for the nine months ended December 31, 2012. The increase in selling, general and administrative was a result of increase in professional fees and other administrative costs.

During the nine months ended December 31, 2013, the Company charged to operations interest expense of $3,761,135, which includes excess of fair value of derivative liability at inception of $3,137,754 as compared to $49,069 for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Company had a gain on fair value of derivative liability of $1,439,351 as compared to $nil for the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Company had a loss on default of convertible note of $250,669 as compared to $nil for the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, the Company incurred net loss of $3,733,917 as compared to $918,207 for the nine months ended December 31, 2012. Increase in the net loss during the nine months ended December 31, 2013 is due to the increase in operating expenses as described above.

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

Financing activities provided $651,000 to the Company during the nine months ended December 31, 2013. As of December 31, 2013, Truli had an accumulated deficit of $5,904,627.

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

Dated: February 17, 2015	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

