Form 10-Q
period 2014-12-31
Truli Media Group, Inc.
filed 2015-02-17
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 6, 2015 the number of shares of the registrant’s common stock outstanding was 127,682,295.

ITEM 1.    FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$310	$4,249
Total Current Assets	310	4,249

Total Assets	$310	$4,249

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$355,052	$311,089
Accrued interest, related party	78,756	49,123
Notes payable - officers	1,273,609	673,609
Notes payable, other	82,975	82,975
Convertible note, net of unamortized debt discount of $0 and $38,881	92,500	780,625
Debt settlement payable	90,000	-
Derivative liability	194,407	2,075,434
Total Current Liabilities	2,167,299	3,972,855
Long-Term Liabilities:
Debt settlement payable	67,500	-
Total Liabilities	2,234,799	3,972,855
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and March 31, 2014	-	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 127,682,295 and 94,151,666 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	127,683	94,152
Additional paid in capital	2,425,911	2,034,949
Common stock to be issued	16,250	16,250
Accumulated deficit	(4,804,333)	(6,113,957)
Total stockholders’ deficit	(2,234,489)	(3,968,606)
Total Liabilities and Stockholders’ Deficit	$310	$4,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,	Three Months ended December 31,	Nine Months ended December 31,	Nine Months ended December 31,
	2014	2013	2014	2013
		(Restated)		(Restated)
Operating expenses:
Selling, general and administrative	$115,461	$428,913	$292,892	$1,161,464
Total operating expenses	115,461	428,913	292,892	1,161,464
Loss from operations	(115,461)	(428,913)	(292,892)	(1,161,464)

Other income (expenses):
Interest expense	(36,139)	(1,658,347)	(312,241)	(3,761,135)
Gain on change in fair value of derivative liability	25,213	1,209,757	1,164,628	1,439,351
Gain on extinguishment of debt	-	-	751,250	-
Loss on default	-	-	-	(250,669)
Loss on debt conversion	-	-	(1,121)	-
Total other income (expenses)	(10,926)	(448,590)	1,602,516	(2,572,453)

Income (loss) from operations before income taxes	(126,387)	(877,503)	1,309,624	(3,733,917)
Provision for income taxes	-	-	-	-
Net income (loss)	$(126,387)	$(877,503)	$1,309,624	$(3,733,917)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.01)	$0.01	$(0.04)

Weighted average common shares – basic and diluted	127,682,295	89,341,528	112,802,584	86,496,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended December 31,	Nine Months ended December 31,
	2014	2013
		(Restated)
Cash Flows from Operating Activities
Net income (loss)	$1,309,624	$(3,733,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	-	24,903
Amortization of discount on convertible debt	37,246	639,508
Equity based compensation expense	9,582	450,820
Change in fair market value of derivative liability	(1,164,628)	(1,439,351)
Loss on excess fair value of derivative liability at inception	136,102	3,058,107
Loss on debt conversion	1,121	-
Loss on default on convertible debt	-	250,669
Gain on extinguishment of debt	(751,250)	-
Gain on forgivness of default penalty	(6,000)	-
Changes in operating assets and liabilities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(54,716)
Increase in accounts payable and accrued liabilities	188,101	171,483
Net cash used in operating activities	(240,102)	(632,494)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	600,000	32,163
Proceeds from convertible notes	-	618,837
Payments on debt settlement	(22,500)	-
Repayments of convertible notes	(341,337)	-
Net cash provided by financing activities	236,163	651,000

Net (decrease) increase in cash and cash equivalents	(3,939)	18,506

Cash and Cash Equivalents, beginning of period	4,249	1,296

Cash and Cash Equivalents, end of period	$310	$19,802

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$852,501	$155,501
Common stock issued upon conversion of debt	$24,000	$-
Debt converted to common stock	$15,000	$-
Derivative liability at inception	$136,102	$3,856,591
Common stock issued for cancellation of warrants	$360,529	$-
Common stock issued for prepaid services	$-	$157,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

These interim financial statements as of and for the three and nine months ended December 31, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending March 31, 2015 or for any future period. All references to December 31, 2014 and 2013 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 107,875,815 and 119,368,397 outstanding common share equivalents at December 31, 2014 and 2013, respectively.

	December 31,	December 31,
	2014	2013
Options	4,688,000	3,738,000
Warrants	17,910,257	68,939,238
Convertible notes payable	85,277,558	46,691,159
	107,875,815	119,368,397

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

NOTE 2 - NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $1,273,609 and $673,609 payable as of December 31, 2014 and March 31, 2014, respectively. The note, which may be increased as additional funds are advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $12,293 and $5,985 for the three months ended December 31, 2014 and 2013, respectively, and $29,633 and $17,585 for the nine months ended December 31, 2014 and 2013, respectively. Accrued interest payable is $78,756 and $49,123 at December 31, 2014 and March 31, 2014, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 - CONVERTIBLE NOTES AND DEBENTURES

At December 31, 2014 and March 31, 2014 convertible notes and debentures consisted of the following:

	December 31, 2014	March 31, 2014
Convertible notes payable	$92,500	$819,506
Unamortized debt discount	-	(38,881)
Carrying amount	$92,500	$780,625

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor. The note has a maturity date of May 30, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $9,886 during the nine months ended December 31, 2014. The Company is recording interest at 22% from the date of default.

During April 2014 $15,000 principal was converted into 2,000,000 shares of common stock, with a value of $24,000. The Company recorded a loss on conversion of $1,121 during the nine months ended December 31, 2014.

During the three and nine months ended December 31, 2014, the Company recorded amortization of debt discount of $0 and $5,454, respectively, as interest expense.

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

On August 7, 2014 we entered into a settlement agreement and release of claims with the holders of our 12% debentures, with an aggregate outstanding amount of $780,513, whereby we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition. We have also extinguished the derivative liability associated with the debentures of $452,075. We have recorded a gain of $751,250 as a result of the debt extinguishment during the nine months ended December 31, 2014. During the three and nine months ended December 31, 2014, the Company repaid $22,500 of the settlement amount.

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor. The note has a maturity date of July 5, 2014. The note is convertible into shares of common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $17,233 during the nine months ended December 31, 2014. The Company is recording interest at 22% from the date of default.

During the three and nine months ended December 31, 2014, the Company amortized debt discount of $0 and $11,305, respectively, to current period operations as interest expense.

Note issued on November 7, 2013:

On November 7, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor. The note has a maturity date of August 12, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $22,545 during the nine months ended December 31, 2014. The Company is recording interest at 22% from the date of default.

During the three and nine months ended December 31, 2014, the Company amortized debt discount of $0 and $20,486, respectively, to current period operations as interest expense.

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

During the nine months ended December 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $2,503 and $13,318 for the three and nine months ended December 31, 2014, respectively, which has been charged to interest expense.

During the three and nine months ended December 31, 2014, the Company recorded $2,434 of expense and $9,458 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $30,534 at December 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 106%; and (4) an expected life of three months.

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

During the three and nine months ended December 31, 2014, the Company recorded $0 and $315,860 of income, respectively, related to the change in the fair value of the derivative.

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

During the three and nine months ended December 31, 2014, the Company recorded $0 and $679,141 of income, respectively, related to the change in the fair value of the derivative.

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

The compensation warrants had been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 6,266,713 with an exercise price of $0.02. During the three months ended September 30, 2014 the Company recorded a further adjustment due to the issuance of equity instruments at a price below the exercise price of the warrants. As a result, those warrants now total 17,904,857 with an exercise price of $0.007. The Company has recorded an expense of $74,485 due to the increase in the fair value of the warrants as a result of the modifications during the nine months ended December 31, 2014.

During the three and nine months ended December 31, 2014, the Company recorded $37,187 and $133,672 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $44,781 at December 31, 2014, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.44%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 187%; and (4) an expected life of 1.69 years.

Note issued on October 2, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on October 2, 2013.  These embedded derivatives included certain conversion features.

During the nine months ended December 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $3,535 and $22,305 for the three and nine months ended December 31, 2014, respectively, which has been charged to interest expense.

During the three and nine months ended December 31, 2014, the Company recorded $4,227 of expense and 8,657 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $52,206 at December 31, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 106%; and (4) an expected life of three months.

Note issued on November 7, 2013:

The Company identified embedded derivatives related to the convertible promissory notes entered into on November 7, 2013.  These embedded derivatives included certain conversion features.

During the nine months ended December 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $4,067 and $25,992 for the three and nine months ended December 31, 2014, respectively, which has been charged to interest expense.

During the three and nine months ended December 31, 2014, the Company recorded $5,313 of expense and $17,841 of income, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $66,886 at December 31, 2014 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 106%; and (4) an expected life of three months.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2014:

		Fair Value Measurements at December 31, 2014 using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$194,407	-	-	$194,407

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

Debt Derivative Liability
Balance, March 31, 2014	$2,075,434
Additions	136,102
Extinguished derivative liability	(852,501)
Change in fair value of derivative liabilities	(1,164,628)
Balance, December 31, 2014	$194,407

NOTE 6 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2014. The Company has recurring net losses, an accumulated deficit of $4,804,333 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2014 of $2,166,989. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

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

NOTE 7 - SHAREHOLDERS EQUITY

Common stock

The Company is authorized to issue 495,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2014 and March 31, 2014 the Company had 127,682,295 and 94,151,666 shares of common stock issued and outstanding, respectively.

During April 2014 $15,000 of principal of the promissory note issued on August 28, 2013 was converted into 2,000,000 shares of common stock valued at $24,000.

On August 7, 2014 we issued 31,530,629 shares of our common stock in exchange for the cancellation of the 62,667,125 debenture warrants described in Note 4. As a result, $360,529 of derivative liability was reclassified to paid-in capital.

Preferred stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2014 and March 31, 2014, the Company has no shares of preferred stock issued and outstanding.

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

During October 2014 we granted a total of 150,000 stock options to two consultants. These options vested upon grant. The options have an exercise price of $0.01 and a life of 3 years. We have recorded an expense of $794 related to these options determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210-211%; and (4) an expected life of 3 years.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2014 and March 31, 2014, accounts payable and accrued liabilities for the period ending are comprised of the following:

	December 31,	March 31,
	2014	2014
Legal and professional fees payable	$158,222	$133,534
Consulting fees payable	52,500	52,500
Accrued interest	78,856	82,551
Other payables	65,474	42,504
	$355,052	$311,089

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

NOTE 10 - SUBSEQUENT EVENTS

On December 19, 2014, the board of directors and holders of a majority of the voting capital stock of Truli approved via a written consent (i) an agreement and plan of merger with a to be formed Delaware wholly-owned subsidiary for the purpose of changing the state of incorporation of Truli from Oklahoma to Delaware whereby the subsidiary will be the surviving corporation, (ii) a fifty-for-one reverse stock split to be completed post-merger whereby every fifty (50) common shares of Truli will be exchanged for one (1) common share of the wholly-owned subsidiary, and (iii) the 2014 equity compensation plan and form of grants thereunder. We anticipate that the foregoing actions will occur on or after February 20, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine month periods ended December 31, 2014 and 2013 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2014 filed on July 15, 2014 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine month periods ended December 31, 2014 to the three and nine month periods ended December 31, 2013.

●	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Quarterly Report. Our actual results may differ materially.

COMPANY OVERVIEW

Business

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 9,000 items in its library, with Christian content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website which includes roughly 3,500 items in its library.

Strategy

Truli’s goal is to sign up as many ministries as possible throughout the United States and abroad.  Truli is affiliated with over two hundred fifty ministries and churches, and allows them to deliver their content through the Truli platform.  We hope to attract ministries to join our website by potentially providing benefits to them including (i) expanded dissemination of their message regardless of size, budget or location, (ii) direct user feedback from our consumers, and (iii) organization of their sermons and content as well as general technological advances to augment traditional places of worship.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of December 31, 2014, we had an accumulated deficit of $4,804,333. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at December 31, 2014 was $310, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

  We have incurred indebtedness in the aggregate of $1,764,196 in principal and interest as of December 31, 2014, which includes $92,500 principal of our 8% convertible promissory notes, which are currently in default.  As a result of the default, we recorded (i) penalties of 50% of the outstanding principal and accrued interest aggregating $49,664, and (ii) an increase of the interest rate to 22%. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

We had no revenue for the three month periods ended December 31, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, we were principally involved in website development and research and development activities.  Net loss of $126,387 and $877,503 for the three month periods ended December 31, 2014 and 2013, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $115,461 and $428,913 during the three month periods ended December 31, 2014 and 2013, respectively.  The decrease in operating expenses is the result of the following factors.

We incurred selling, general and administrative expenses of $115,461 for the three month period ended December 31, 2014, principally comprised of website development costs, professional fees and consulting fees.  The decrease of 73% for 2014 compared to 2013 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	December 31,
	2014	2013	Change

Interest expense	$(36,139)	$(1,658,347)	$1,622,208
Gain on change in fair value of warrant derivative liability	25,213	1,209,757	(1,184,544)
Total other income (expense)	$(10,926)	$(448,590)	$437,664

We charged to operations interest expense of $36,139 and $1,658,347 for the three month periods ended December 31, 2014 and 2013, respectively.  The decrease was primarily related to our derivative debt.  Additionally, we had a gain of $25,213 and $1,209,757 for the three month periods ended December 31, 2014 and 2013, respectively as a result of the change in fair value of the our derivative instruments.   For more information on our 8% convertible promissory notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

NINE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2013

We had no revenue for the nine month periods ended December 31, 2014 or 2013. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, we were principally involved in website development and research and development activities.  Net income of $1,309,624 and net loss of $3,733,917 for the nine month periods ended December 31, 2014 and 2013, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $292,892 and $1,161,464 during the nine month periods ended December 31, 2014 and 2013, respectively.  The increase in operating expenses is the result of the following factors.

We incurred selling, general and administrative expenses of $292,892 for the nine month period ended December 31, 2014, principally comprised of website development costs, professional fees and consulting fees.  The decrease of 75% for 2014 compared to 2013 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Nine Months Ended
	December 31,
	2014	2013	Change

Interest expense	$(312,241)	$(3,761,135)	$3,448,894
Gain on change in fair value of warrant derivative liability	1,164,628	1,439,351	(274,723)
Gain on extinguishment of debt	751,250	-	751,250
Loss on default	-	(250,669)	250,669
Loss on debt conversion	(1,121)	-	(1,121)
Total other income (expense)	$1,602,516	$(2,572,453)	$4,174,969

We charged to operations interest expense of $312,241 and $3,761,135 for the nine month periods ended December 31, 2014 and 2013, respectively.  The decrease was primarily related to our derivative debt.  Additionally, we had a gain of $1,164,628 and $1,439,351 for the nine month periods ended December 31, 2014 and 2013, respectively as a result of the change in fair value of our derivative instruments. We also had a gain on extinguishment of debt of $751,250 for the nine month period ended December 31, 2014 with no comparable amount in the 2013 period, and a loss on default of $250,669 for the nine month period ended December 31, 2013 with no comparable amount in the 2014 period. We also had a loss on debt conversion of $1,121 compared to $0 for the nine month periods ended December 31, 2014 and 2013, respectively. For more information on our 8% convertible promissory notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 31,
	2014	2013

Cash at beginning of period	$4,249	$1,296
Net cash used in operating activities	(240,102)	(632,494)
Net cash provided by financing activities	236,163	651,000
Cash at end of period	$310	$19,802

We had cash and cash equivalents of $310 and $4,249 as of December 31, 2014 and March 31, 2014, respectively.  Our capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended December 31, 2014 and 2013. We have liabilities of $2,234,799 and $3,972,855 as of December 31, 2014 and March 31, 2014, respectively.  The decrease in liability is primarily attributable to the decrease in fair value of derivative liabilities related to convertible debt and common stock purchase warrants with price reset provisions.

We owe principal and interest of $1,352,365 pursuant to a 4% unsecured term note representing advances made by our Chief Executive Officer. We received advances of $600,000 and $32,163 during the nine month periods ended December 31, 2014 and 2013, respectively.

We additionally have an unsecured line of credit with $82,975 outstanding as of December 31, 2014 and March 31, 2014.

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

We owe $157,500 in principal as a result of a debt settlement incurred with the extinguishment of our 12% convertible debentures issued on September 10, 2013.  This amount will be paid in monthly installments over a 24 month period.

We spent in operating activities, $240,102 and $632,494 respectively for the nine month periods ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $321,000.

Financing activities provided $236,163 and $651,000 to us during the nine month periods ended December 31, 2014 and 2013, respectively. We received advances from our Chief Executive Officer of $600,000 and $32,163 during the nine month periods ended December 31, 2014 and 2013, respectively. We received proceeds from convertible notes of $618,837 during the nine months ended December 31, 2013 and repaid $341,337 during the nine months ended December 31, 2014. We made payments on a debt settlement of $22,500 during the nine months ended December 31, 2014.

As of December 31, 2014, we had an accumulated deficit of $4,804,333 compared to $6,113,957 as of March 31, 2014.  The decrease is attributable to the net income for the nine month period ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the nine months ended December 31, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 14, 2014, StoryCorp Consulting, a prior consultant of Truli, initiated an action against Truli with the American Arbitration Association. The action alleges that Truli owes StoryCorp Consulting $33,000 as well as 596,920 shares of our common stock pursuant to the terms of a consulting agreement entered into on December 14, 2012. The claim alleges that Truli defaulted on payments owed between August 1, 2013 and February 1, 2014 pursuant to the terms of the consulting agreement. In January 2015, the parties reached an agreement in principal. This agreement has not yet been signed and there can be no assurances that it will be signed.

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

We have incurred indebtedness of our outstanding 8% convertible promissory notes currently totaling in principal and interest $164,159 as of December 31, 2014. As of the date of this report, we have been informed by the holders that we are currently in default and we have made no payments.   Unless we are able to restructure some or all of the remaining debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

We currently are subject to financial obligations of a settlement agreement regarding the cancellation our previously issued 12% convertible debentures and our failure to meet payments or obligations as they become due may materially harm our financial condition.

We entered into a settlement agreement and release of claims on August 7, 2014 with the holders of our 12% convertible debentures whereby we paid an initial payment of $301,337. We additionally owed another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. We have currently not missed any payments. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which will have a material adverse effect on our business and financial condition.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of February 6, 2014, beneficially owns approximately 51% of the issued and outstanding equity of Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

Online media content piracy is extensive in many parts of the world and is made easier by technological advances. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of online video content. The proliferation of unauthorized copies of these products will likely continue, and if it does, could have an adverse effect on our business, because these products could reduce the potential revenue, if any, we would receive from our products. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of potential future revenue. There can be no assurance that even the highest levels of security and anti-piracy measures will prevent piracy.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October 2014 we granted a total of 150,000 stock options to two consultants. The options each have a term of three years, an exercise price of $0.01 per share, vest fully on the grant date, and allows for cashless exercise at any time during the term. The options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Incorporation dated 6/13/12		10-K	3.01	000-53641	7/15/14

3.02	Bylaws of SA Recovery Corp		10-K	3.02	000-53641	7/15/14

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement - September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee - September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investors on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement - August 28, 2013, October 2, 203, November 7, 2013		8-K	4.2	000-53641	11/27/13

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

21.01	List of Subsidiaries		10-K	21.01	000-53641	7/15/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2015	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

