Form 10-K
period 2015-03-31
Truli Media Group, Inc.
filed 2015-07-14
CIK 1462223

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

TRULI MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3090646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 Chalette Drive, Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

 (310) 274-0224

(Issuer’s Telephone Number, Including Area Code)

468 N. Camden Drive, Suite 200, Beverly Hills, CA	90210
(Former Address of Principal Executive Offices)	(Zip Code)

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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $311,042 based upon the closing price reported for such date on the OTC Pink tier of the OTC Markets Group Inc.   Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of July 9, 2015, the Company had 2,553,990 shares of its common stock, $0.0001 par value per share, outstanding.

Truli Media Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2015

PART I

Forward Looking Statements

Information included in this Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions and capital raising transactions, and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K, the terms "we", "us", "our", “Truli”, and the "Company" means Truli Media Group, Inc., an Delaware corporation, its wholly-owned subsidiary Truli Media Group, LLC, a Delaware limited liability company .

ITEM 1. BUSINESS

Corporate Development

Truli Media Group, Inc. (“Truli OK”), formerly known as SA Recovery Corp., was incorporated on July 28, 2008 in the State of Oklahoma. On June 13, 2012, the company entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) and SA Recovery Merger Subsidiary, Inc., pursuant to an agreement and plan of merger.  Under the terms of the agreement and plan of merger, all of Truli LLC’s membership interests were exchanged for shares of the Truli OK’s common stock, or, at the time, approximately 74% of the fully diluted issued and outstanding common stock of Truli OK.

Pursuant to the Reorganization Agreement, as part of the transaction the members of and other designees of Truli LLC acquired a controlling interest in Truli OK. The company was a publicly registered corporation with nominal operations immediately prior to the merger.  For accounting purposes, Truli LLC was the surviving entity.

On March 17, 2015 (“Effective Date”), Truli OK effected a merger with its newly formed wholly-owned subsidiary, Truli Media Group, Inc., a Delaware corporation (“TMG”, “Truli” or, the “Company”) for the purposes of changing its state of incorporation to Delaware (the “Merger”). On the Effective Date, Truli OK also completed a reverse stock split as described below. Prior to the Merger, Truli OK was the sole stockholder of TMG. Upon completion of the Merger, Truli became the surviving entity. The Merger was effected through an agreement and plan of merger (“Merger Agreement”).

The Merger, including the Merger Agreement, was approved by the board of directors of the Truli OK and a majority of the outstanding capital stock pursuant to a written consent of the stockholders.

A certificate of merger was filed with both the Oklahoma Secretary of State and the Delaware Secretary of State on February 27, 2015. As a result of the Merger, the Company is subject to the certificate of incorporation and bylaws of TMG and shall be further governed by the Delaware General Corporation Law.

On the Effective Date, every fifty shares of Truli OK’s issued and outstanding common stock (“Common Stock”) was converted into one share of TMG common stock (“TMG Stock”) (the “Stock Split”). Every option and right to acquire Truli OK’s Common Stock and every outstanding warrant or right outstanding to purchase Truli OK’s Common Stock was automatically converted into options, warrants and rights to purchase TMG Stock whereby each option, warrant or right to purchase fifty shares of Common Stock was converted into an option, warrant or right to purchase one share of TMG Stock at 5,000% of the applicable exercise, conversion or strike price of such converted securities. The stockholders of the Company received no fractional shares of TMG and instead had every fractional share, option, warrant or right to purchase TMG Stock rounded up to the next whole number. Additionally, all debts and obligations of Truli OK were assumed by TMG.

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

Business of the Company

Truli, headquartered in Beverly Hills, is in the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based content, media, music and Internet Protocol Television (“IPTV”) programming.

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as TVs, computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 10,000 items in its library, with Christian content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos focusing on family values, children’s programming, sports, education, etc. The Truli platform is also available in the Spanish language on its website which includes roughly 4,000 items in its library.

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

Marketing

Due to our current lack of capital, we have halted any current marketing.  As a result we currently market in a very limited capacity, primarily through press releases. In the event that we are able to access capital in the future, we would create a marketing campaign including, (i) direct marketing to ministries outlining the benefits of our platform to their ministry, (ii) presence at trade shows and conferences including the National Religious Broadcasters Convention which networks thousands of Christian community members and business people and the international Christian Retailers Show which is the largest Christian retailer gathering in the world, and (iii) other types of marketing including but not limited to social media, press exposure, brand building at various seminars, viral and social strategies as well as the utilization of networks, bloggers, newsletters, direct calling and radio.  If we are able to raise sufficient capital we also plan on developing technology to create mobile phone applications related to our content.

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

Intellectual Property

We received trademarks of the term Truli Media Group and the accompanying logo that we use on our website in the fourth quarter of our fiscal year ending March 31, 2014 from the United States Patent and Trademark Office (“USPTO”).

Employees

As of July 9, 2015, we had four full-time employees, including our Founder and Chief Executive Officer Michael Solomon, who has forgone payment for the fiscal year. We also employ 4 part-time consultants who are not currently being paid by Truli on a consistent basis. While we have not experienced any work disruptions or stoppages we have to consider our relationships with certain consultants tenuous as a result of certain non-payments.

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

The report of our independent auditors dated July 14, 2015 on our consolidated financial statements for the year ended March 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred indebtedness of our outstanding 8% convertible promissory notes currently totaling in principal and interest $172,242 as of March 31, 2015. As of the date of this report, we have been informed by the holders that we are currently in default and we have made no payments.   Unless we are able to restructure some or all of the remaining debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

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

Currently, our chief executive officer, as well as certain of our consultants, are not being paid for their services provided to the company due to a shortage of company funds.  In the event that we are unable to secure additional financing to begin paying employees and consultants, they may quit, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of July 9, 2015, beneficially owns approximately 51% of the issued and outstanding equity of Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

Currently, our CEO, Michael Solomon has forgone payment for the last three fiscal years given our financial condition. There can be no assurance that we will be successful in retaining Mr. Solomon.  A voluntary or involuntary termination of Mr. Solomon would have a materially adverse effect on our business.

Risks Related to Investment in our Company

The market for our common stock has been illiquid so the price of our common stock could be volatile and could decline when you want to sell your holdings.

Our common stock trades with limited volume on the OTC PINK tier of the OTC Markets Group under the symbol TRLI. Although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include but are not limited to: (i) actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investor; (ii) changes in financial estimates by us or by any securities analysts who might cover our stock; (iii) speculation about our business in the press or the investment community; (iv) significant developments relating to our relationships with our licensees and our advisors; (v) stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; (vi) our potential inability to pay back outstanding notes or debentures, or contractual obligations related to the cancellation thereof; (vii) investor perceptions of our industry in general and our company in particular; (viii) the operating and stock performance of comparable companies; (ix) general economic conditions and trends; (x) major catastrophic events; (xi) announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; (xii) changes in accounting standards, policies, guidance, interpretation or principles; (xiii) sales of our common stock, including sales by our directors, officers or significant stockholders; and (xiv) additions or departures of key personnel.

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

Additionally, 50,134 common stock purchase warrants issued as compensation to placement agents in connection with our previously cancelled 12% convertible debentures have increased to 358,098 warrants and the exercise price has been reduced from $2.50 to $0.35 as a result of subsequent debt issuances.

In the event of further price resets or conversion price modifications, dilution may be substantial and our stock price may be negatively impacted.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Furthermore, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

ITEM 2. PROPERTIES

The Company currently does own any properties. The Company currently occupies minimal office space provided by our CEO, Michael Solomon, at no charge to us, at 515 Chalette Drive, Beverly Hills, CA 90210.  Our corporate telephone number is (310) 274-0224 and our fax number is (310) 274-2252. Questions and requests for additional information should be addressed to Michael Solomon at 515 Chalette Drive, Beverly Hills, CA 90210.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2015 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2014 Equity Compensation Plan (1)	-	$-	510,798
Total	-	$-	510,798

(1)	Our 2014 Equity Compensation Plan provides for the issuance of up to 510,798 common shares in the aggregate, all of which are remaining for future issuances under the Plan.

Market Information

Our common shares are quoted on the OTC PINK tier of the OTC Markets Group under the trading symbol of TRLI.  As of the date of this Annual Report, the trading in our common shares is limited and sporadic. When our common stock does trade, the trading is of a relatively low dollar volume. Accordingly, management has concluded that no public market for our common shares exists.  There can be no assurance that a public market for our common shares will develop in the future.

Holders

As of July 9, 2015, there were approximately 109 holders of record of our common stock.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the period covered by this report.

●	During October 2014 we granted a total of 3,000 stock options to two consultants. The options each have a term of three years, an exercise price of $0.50 per share, vested fully on the grant date, and allow for cashless exercise at any time during the term. The options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

●	On September 19, 2014 we granted an option to purchase 5,000 common shares to a consultant as consideration for services. The option has a term of three years, an exercise price of $0.50 per share, vested fully on the grant date, and allows for cashless exercise at any time during the term. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

●	On August 11, 2014 we granted an option to purchase 6,000 common shares to a member of our board of directors for board services. The option has a term of three years, an exercise price of $0.35 per share, vested fully on the grant date, and allows for cashless exercise at any time during the term. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

●	On August 7, 2014 we entered into a settlement agreement and general release of claims whereby certain common stock purchase warrants issued to the holders of our previously issued 12% convertible debentures were cancelled. As partial consideration for the cancellation of the 1,253,343 warrants, we issued an aggregate of 630,613 shares of common stock to such holders. The shares to be issued will be exempt from registration under Section 4(2) and 3(9) of the Securities Act of 1933, as amended.

●	On August 5, 2014 we issued an option to purchase 5,000 common shares to a consultant as consideration for services. The option has a term of five years, an exercise price of $0.35 per share, vests in six equal installments over a six week period beginning on the grant date and allows for cashless exercise at any time for any vested portion of the option. The option was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

●	On August 28, 2013, October 2, 2013, November 7, 2013 we issued to an accredited investor, an aggregate of $117,500 in 8% convertible notes. As of March 31, 2015, the Company has issued 58,018 shares of common stock as a result of the conversion of $25,000 in principal of the 8% convertible notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion.

●	On July 26, 2013, the Company issued 10,000 common stock purchase warrants in connection with the sale to an accredited investor of $100,000 of 8% convertible debentures. The warrants had a term of three years and a price per share of $2.00. The debenture is convertible into common stock at a conversion price equal to 65% of the average of the lowest three closing bid prices for the ten days prior to a conversion. The debenture was exchanged in connection with the convertible debenture financing of September 10, 2013 and the 10,000 warrants were cancelled.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this report. See “Preliminary Note Regarding Forward Looking Statements.”

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended March 31, 2015 to 2014.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities. We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $5,010,816. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at March 31, 2015 was $13,393, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer, who is also our majority shareholder. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $1,919,372 in principal and interest as of March 31, 2015, which includes $92,500 principal of our 8% convertible promissory notes, which are currently in default. As a result of the default, we recorded (i) penalties of 50% of the outstanding principal and accrued interest aggregating $49,664, and (ii) an increase of the interest rate to 22%. We are also in default on $82,975 of other notes; however we expect that we will be able to extend the maturity dates of those notes. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations. Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our CEO and consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2015 consolidated financial statements included in this Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS – FISCAL YEAR ENDED MARCH 31, 2015 AS COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2014

The Company had no revenue for the fiscal years ended March 31, 2015 and 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net income of $1,103,141 for the year ended March 31, 2015 and net loss of $3,943,247 for the year ended March 31, 2014 results from the operational activities described below.

Operating Expenses

Operating expenses totaled $393,258 and $1,420,086 for the years ended March 31, 2015 and 2014, respectively.  The decrease in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $393,258 for the fiscal year ended March 31, 2015, principally comprised of  website development costs, marketing, investor relations, professional and consulting fees and travel expense.  The decrease of 72% for 2015 compared to 2014 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Year Ended		Change in 2015
	March 31,		Versus 2014
	2015	2014	$	%

Interest expense	$(349,005)	$(3,848,094)	$3,499,089	91%
Gain on change in fair value of warrant derivative liability	1,087,275	1,576,393	(489,118)	(31%)
Gain on extinguishment of debt	759,250	-	759,250	-%
Loss on debt conversion	(1,121)	(791)	(330)	42%
Loss on default	-	(250,669)	250,669	(100%)
Total other income (expense)	$1,496,399	$(2,523,161)	$4,019,560	160%

The Company charged to operations interest expense of $349,005 and $3,848,094 for the fiscal years ended March 31, 2015 and 2014, respectively.  The decrease was primarily related to the Company’s derivative debt and warrants.  Additionally, the Company had a gain of $1,087,275 and $1,576,393 for the fiscal years ended March 31, 2015 and 2014 respectively as a result of the change in fair value of the Company’s derivative instruments.  The Company also had a loss on debt conversion of $1,121 and $791 for the fiscal years ended March 31, 2015 and 2014 respectively and a gain on extinguishment of debt of $759,250 and a loss on default of $250,669 for the fiscal years ended March 31, 2015 and 2014 respectively resulting primarily from a default on and subsequent settlement of its September 2013 convertible debentures. For more information on our convertible notes and derivative liabilities, please refer to Notes 4 and 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	Ended March 31,
	2015	2014

Cash at beginning of period	$4,249	$1,296
Net cash used in operating activities	(359,519)	(612,551)
Net cash provided by financing activities	368,663	615,504
Cash at end of period	$13,393	$4,249

The Company had cash and cash equivalents of $13,393 and $4,249 as of March 31, 2015 and 2014, respectively.  The Company’s working capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal years ended March 31, 2015 and 2014. The Company has liabilities of $2,454,365 and $3,972,855 as of March 31, 2015 and 2014, respectively.  The decrease in liability is primarily a result of the settlement of our September 2013 debentures and related warrants and to the decrease in fair value of derivative liabilities related to convertible debt and common stock purchase warrants with price reset provisions.

The Company owes principal and interest of $1,520,922 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer and majority shareholder.

The Company additionally has an unsecured line of credit with $82,975 outstanding as of March 31, 2015 and 2014.  The line is currently in default but we expect that we will be able to extend the maturity dates of those notes.

The Company owes an aggregate of $92,500 on three 8% convertible debentures issued on August 28, 2013, October 2, 2013, November 7, 2013.  During March 2014, the Company issued 18,018 shares of common stock as a result of the conversion of $10,000 in principal of the 8% convertible notes at a conversion price of 55% of the average three (3) lowest per share market values during the ten trading days preceding conversion. During April 2014, $15,000 of principal was converted into 40,000 shares of common stock

The Company owes $135,000 in principal as a result of a debt settlement incurred with the extinguishment of our 12% convertible debentures issued on September 10, 2013. This amount will be paid in monthly installments over a 24 month period.

The Company spent in operating activities $359,519 and $612,551 for the fiscal years ended March 31, 2015 and 2014, respectively.  The decrease is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $357,000, partially offset by net changes in prepaid expenses and accounts payable.

Financing activities provided $368,663 and $615,504 to the Company during the fiscal years ended March 31, 2015 and 2014, respectively. We received advances from our Chief Executive Officer of $755,000 and $112,164 during the fiscal years ended March 31, 2015 and 2014, respectively. We received proceeds from convertible notes of $543,340 during the year ended March 31, 2014 and none during the 2015 fiscal year. The Company made payments on notes and debentures of $341,337 and $40,000 during the years ended March 31, 2015 and 2014, respectively and made payments on a debt settlement of $45,000 during the 2015 fiscal year.

As of March 31, 2015, we had an accumulated deficit of $5,010,816 compared to $6,113,957 as of March 31, 2014.  The decrease is attributable to the net income for the 2015 fiscal year.

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

Recently Issued Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of March 31, 2015.

Name	Age	Position(s)
Michael Jay Solomon	77	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer
Irving Pompadur	80	Director

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

Irving Pompadur has serviced as a director of the Company since January 24, 2013. Mr. Pompadur joined News Corporation in June 1998 as its Executive Vice President, and as President of News Corporation Eastern and Central Europe, and was a member of News Corporation's Executive Management Committee.  He was appointed Chairman of News Corp. Europe in January 2000, a position he held until 2008.   Mr. Pompadur was Chairman and Chief Executive Officer of RP Companies from 1982 to 2007, and has held executive positions at several other media companies including American Broadcasting Companies, Inc. and the Ziff Corporation. He is currently Senior Advisor to Oliver Wyman; Global Vice Chairman of Media and Entertainment at Macquarie Capital Advisors; and Chairman of Metan Development Group, a company engaged in various media activities in China.  He also serves on the Board and audit and governance committees of Nexstar Broadcasting Group, Inc. and the Board and compensation committee of IMAX Corporation. Mr. Pompadur was selected to serve as a director due to his vast business and broadcasting experience.

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have four employees.  The Board of Directors has determined that the functions of such committees will be undertaken by the entire board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, we have determined that there were no reports filed late during the fiscal year ended March 31, 2015.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Code of Ethics

We have not adopted a Code of Ethics that applies to our chief executive officer because he is the sole employee of the company.  We expect to consider adopting such a code if and when we retain more management personnel.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2015, and our fiscal year ended March 31, 2014, for (i) our Chief Executive Officer, Michael Jay Solomon.

Position	Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Michael Jay Solomon (CEO)	March 31, 2015	*	-	-	-	-
	March 31, 2014	*	-	-	-	-

* Michael Jay Solomon has forgone payment of $375,000 per annum due to the limited capital of the company.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

We currently have a written contract with our CEO, Michael Jay Solomon.  Mr. Solomon has forgone payments for the last two fiscal years ended March 31, 2015 and 2014 respectively of $375,000 per annum due to the limited capital of the company.

DIRECTOR COMPENSATION

Director Compensation

Non-employee director compensation for a new director is determined on a case by case basis by the existing members of the board of directors at the time a director is elected. Future awards are determined on an ad-hoc basis by the members of the board of directors.

Board Compensation for year end March 31, 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irving Pompadour			1,957(1)				1,957

(1)	Represents an option to purchase 6,000 common shares with a fair market value of $1,957 on August 11, 2014, the grant date, and an exercise price of $0.35 per share. The option vested fully on the grant date and has a term of three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

The following table presents information regarding the beneficial ownership of our capital stock as of July 9, 2015 by:

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

			Common Stock
			Shares
			Underlying
Name and Address of Beneficial Owner(1)	Shares		Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Michael Jay Solomon	1,308,878	(3)	-	1,308,878	51.2%
Irving Pompadur	-		6,000	6,000	*
All directors and executive officers as a group (2 persons)	1,308,878		6,000	1,314,878	51.5%

Beneficial Owners of 5% or more
Ryan Tedder (4)	188,680		-	188,680	7.4%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Truli Media Group, Inc., 515 Chalette Drive, Beverly Hills, CA 90210.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 2,553,990 shares of common stock issued and outstanding as of July 9, 2015.

(3)	Includes 864,878 shares owned directly by Michael Jay Solomon and 444,000 shares owned by Solomon Family Trust dated December 21, 1989.

(4)	45 Broadway, 32nd Floor, New York, New York 10006.

*	Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding disclosure of an employment relationship or transaction involving our chief executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this annual report entitled in Item 11 entitled “Executive Compensation.”

●	The Company currently is in debt to its founder and Chief Executive Officer, principal and interest of $1,520,922 pursuant to a 4% unsecured term note representing advances. The note, which may be increased as additional funds may be advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. The Company charged to operations interest expense of $43,190 and $23,721 for the fiscal years ended March 31, 2015 and 2014, respectively. Accrued interest payable is $92,313 and $49,123 at March 31, 2015 and 2014, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2015 and 2014 were:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit fees	$40,000	$35,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$40,000	$35,000

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

Dated: July 14, 2015	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Jay Solomon	Chief Executive Officer, President, Chief Financial Officer and Chairman	July 14, 2015
Michael Jay Solomon	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Irving Pompadur	Director	July 14, 2015

TRULI MEDIA GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Truli Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Truli Media Group, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Truli Media Group, Inc. as of March 31, 2015 and 2014, and the consolidated results of operations, deficit and cash flows for the two years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

July 14, 2015

Truli Media Group, Inc.

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
Assets
Current Assets
Cash and cash equivalents	$13,393	$4,249
Total Current Assets	13,393	4,249

Total Assets	$13,393	$4,249

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$338,935	$311,089
Accrued interest, related party	92,313	49,123
Notes payable - officers	1,428,609	673,609
Notes payable, other	82,975	82,975
Convertible note, net of unamortized debt discount of $0 and $38,881	92,500	780,625
Debt settlement payable	90,000	-
Derivative liability	284,033	2,075,434
Total Current Liabilities	2,409,365	3,972,855
Long-Term Liabilities:
Debt settlement payable	45,000	-
Total Liabilities	2,454,365	3,972,855
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and 2014	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,553,990 and 1,883,033 shares issued and outstanding as of March 31, 2015 and 2014, respectively	255	188
Additional paid in capital	2,569,589	2,128,913
Common stock to be issued	-	16,250
Accumulated deficit	(5,010,816)	(6,113,957)
Total stockholders’ deficit	(2,440,972)	(3,968,606)
Total Liabilities and Stockholders’ Deficit	$13,393	$4,249

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Operations

	Year ended March 31,	Year ended March 31,
	2015	2014
Operating expenses:
Selling, general and administrative	$393,258	$1,420,086
Total operating expenses	393,258	1,420,086
Loss from operations	(393,258)	(1,420,086)

Other income (expense):
Interest expense	(349,005)	(3,848,094)
Gain on change in fair value of derivative liability	1,087,275	1,576,393
Gain on extinguishment of debt	759,250	-
Loss on debt conversion	(1,121)	(791)
Loss on default	-	(250,669)
Total other income (expense)	1,496,399	(2,523,161)

Income (loss) from operations before income taxes	1,103,141	(3,943,247)
Provision for income taxes	-	-
Net income (loss)	$1,103,141	$(3,943,247)

Net earnings (loss) per share – basic and diluted	$0.47	$(2.23)

Weighted average common shares – basic and diluted	2,329,775	1,767,580

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statement of Stockholders' Deficit

For the Two Years ended March 31, 2015

	Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2013	1,673,030	$167	-	$-	$1,527,897	$(2,170,710)	$(642,646)
Common stock to be issued for services	-	-	11,938	16,250	-	-	16,250
Common stock issued for services	191,985	19	-	-	349,106	-	349,125
Common stock issued upon debt conversion	18,018	2	-	-	18,017		18,019
Fair value of vested stock options	-	-	-	-	33,751	-	33,751
Fair value of warrant issued for service	-	-	-	-	584	-	584
Extinguished derivative liability					199,558		199,558
Net loss	-	-	-	-	-	(3,943,247)	(3,943,247)
Balance as of March 31, 2014	1,883,033	188	11,938	16,250	2,128,913	(6,113,957)	(3,968,606)
Common stock issued in exchange for cancellation of warrants	630,613	63	-	-	360,466	-	360,529
Common stock issued upon debt conversion	40,000	4	-	-	23,996		24,000
Adjustment for fractional shares	344	-	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	9,582	-	9,582
Compensation shares waived	-	-	(11,938)	(16,250)	16,250	-	-
Extinguished derivative liability					30,382		30,382
Net income	-	-	-	-	-	1,103,141	1,103,141
Balance as of March 31, 2015	2,553,990	$255	-	$-	$2,569,589	$(5,010,816)	$(2,440,972)

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Cash Flows

	Year ended March 31,	Year ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$1,103,141	$(3,943,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Operating expenses incurred by related party on behalf of the Company	-	24,903
Operating expenses paid directly through financings	-	114,160
Amortization of discount on convertible debt	37,246	676,647
Equity based compensation expense	9,582	479,359
Change in fair market value of derivative liability	(1,087,275)	(1,576,393)
Loss on excess fair value of derivative liability at inception	148,373	3,063,436
Loss on debt conversion	1,121	791
Loss on default of convertible note	-	250,669
Gain on forgiveness of debt and default penalty	(765,250)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	77,033
Increase in accounts payable and accrued liabilities	193,543	220,091
Net cash used in operating activities	(359,519)	(612,551)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, long term	-	40,000
Proceeds from notes payable, related party	755,000	112,164
Proceeds from convertible notes	-	503,340
Payments on debt settlement	(45,000)	-
Repayments of convertible notes	(341,337)	(40,000)
Net cash provided by financing activities	368,663	615,504

Net increase in cash and cash equivalents	9,144	2,953

Cash and Cash Equivalents, beginning of period	4,249	1,296

Cash and Cash Equivalents, end of period	$13,393	$4,249

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$852,501	$210,095
Common stock issued upon conversion of debt	$24,000	$18,109
Debt converted to common stock	$15,000	$-
Derivative liability at inception	$148,375	$2,298,167
Common stock issued for cancellation of warrants	$360,529	$-
Compensation shares waived	$16,250	$-
Conversion of accrued interest into convertible note payable	$-	$1,337

The accompanying notes are an integral part of these consolidated financial statements.

 TRULI MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., headquartered in Beverly Hills, California, is focused on the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. From its inception (October 19, 2011) through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of raising additional debt or equity capital to support the completion of its development activities. Consequently, its operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the company’s business plan.

Merger and Reverse Stock Split

Truli Media Group, Inc. (“Truli OK”), formerly known as SA Recovery Corp., was incorporated on July 28, 2008 in the State of Oklahoma. On March 17, 2015 (“Effective Date”), Truli OK effected a merger with its newly formed wholly-owned subsidiary, Truli Media Group, Inc., a Delaware corporation (“TMG”, “Truli” or, the “Company”) for the purposes of changing its state of incorporation to Delaware (the “Merger”). On the Effective Date, Truli OK also completed a reverse stock split as described below. Prior to the Merger, Truli OK was the sole stockholder of TMG. Upon completion of the Merger, TMG will be the surviving entity. The Merger was effected through an agreement and plan of merger (“Merger Agreement”).

The Merger, including the Merger Agreement, was approved by the board of directors of the Company and a majority of the outstanding capital stock pursuant to a written consent of the stockholders.

A certificate of merger was filed with both the Oklahoma Secretary of State and the Delaware Secretary of State on February 27, 2015. As a result of the Merger, the Company is subject to the certificate of incorporation and bylaws of TMG and shall be further governed by the Delaware General Corporation Law.

On the Effective Date, every fifty shares of Truli OK’s issued and outstanding common stock (“Common Stock”) was converted into one share of TMG common stock (“TMG Stock”) (the “Stock Split”). Every option and right to acquire Truli OK’s Common Stock and every outstanding warrant or right outstanding to purchase Truli OK’s Common Stock was automatically converted into options, warrants and rights to purchase TMG Stock whereby each option, warrant or right to purchase fifty shares of Common Stock was converted into an option, warrant or right to purchase one share of TMG Stock at 5,000% of the applicable exercise, conversion or strike price of such converted securities. The stockholders of the Company received no fractional shares of TMG and instead had every fractional share, option, warrant or right to purchase TMG Stock rounded up to the next whole number. Additionally, all debts and obligations of Truli OK were assumed by TMG.

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31 2015 and 2014, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 4,365,824 and 2,897,095 outstanding common share equivalents at March 31, 2015 and 2014, respectively.

	March 31,	March 31,
	2015	2014
Options	93,040	74,760
Warrants	358,205	1,378,785
Convertible notes payable	3,914,579	1,443,550
	4,365,824	2,897,095

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

Recently Issued Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $1,428,609 and $673,609 payable as of March 31, 2015 and 2014, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing. The Company has charged to operations interest expense of $43,190 and $23,721 for the years ended March 31, 2015 and 2014, respectively. Accrued interest payable is $92,313 and $49,123 at March 31, 2015 and 2014, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 — NOTES PAYABLE, OTHER

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance. The notes matured on December 31, 2014 and are currently in default. The Company has issued nine 5% promissory notes to the investor aggregating $82,975 as of March 31, 2015 and 2014.

NOTE 4 — CONVERTIBLE NOTES

At March 31, 2015 and 2014 convertible notes and debentures consisted of the following:

	March 31, 2015	March 31, 2014
Convertible notes payable	$92,500	$819,506
Unamortized debt discount	-	(38,881)
Carrying amount	$92,500	$780,625

Debentures issued on July 26, 2013:

On July 26, 2013, the Company entered into a securities purchase agreement (the " July 2013 Agreement") with an accredited investor (the "July 2013 Investor") pursuant to which the July 2013 Investor purchased an 8% Convertible Debenture for an aggregate purchase price of $100,000 (the "July 2013 Debenture"). The July 2013 Debenture bore interest at a rate of 8% per annum and was payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted) and the earlier of (i) July 26, 2014 or (ii) one business day after the consummation of a Subsequent Financing (as defined and described in the July 2013Agreement). The July 2013 Debenture was convertible at the option of the July 2013 Investor at any time into shares of the Company's common stock at a conversion price equal to sixty-five percent (65%) of the average of the lowest three closing bid prices of the Company's common stock for the ten trading days immediately prior to a voluntary conversion date, subject to adjustment.

In connection with the July 2013 Agreement, the July 2013 Investor received a warrant to purchase ten thousand shares of common stock (the “July 2013 Warrant”). The July 2013 Warrant was exercisable for a period of three years from the date of issuance, with an exercise price of $2.00, subject to adjustment.

On September 10, 2013, the Company cancelled the July 2013 Debenture, in the principal amount of $100,000, along with related accrued interest of $1,337, and issued a new convertible debenture in the principal amount of $101,337 with fixed conversion price of $1.00 per share as described below under “Debenture issued on September 10, 2013”. Also, the Company cancelled the 10,000 warrants issued with the debenture.

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor (“August 2013 Note”). The note has a maturity date of May 30, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We are currently in default on this convertible note and, accordingly, the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $9,886 during the year ended March 31, 2015. The Company is recording interest at 22% from the date of default.

During April 2014, $15,000 of principal was converted into 40,000 shares of common stock, with a value of $24,000. The Company recorded a loss on conversion of $1,121 during the year ended March 31, 2015.

During March 2014 $10,000 of principal was converted into 18,018 shares of common stock, with a value of $18,019. The Company recorded a loss on conversion of $791 during the year ended March 31, 2014.

During the years ended March 31, 2015 and 2014, the Company recorded amortization of debt discount of $5,454 and $32,100, respectively, as interest expense.

Debentures issued on September 10, 2013:

On September 10, 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which the investors purchased 12% convertible debentures for aggregate gross proceeds of $501,337, which consisted of $400,000 of cash and the exchange and cancellation of an 8% convertible debenture (bearing principal and interest totaling $101,337) (“September 2013 Debentures”). The debentures bear interest at a rate of 12% per annum and their principal amounts were due on September 10, 2014. The September 2013 Debentures are payable upon any principal being converted on any voluntary conversion date (as to that principal amount then being converted). The Company may pay interest due either in cash or, at its option, through an increase in the principal amount of the September 2013 Debentures then outstanding by an amount equal to the interest then due and payable. The September 2013 Debentures were convertible at the option of the investor at any time into shares of the Company’s common stock at a conversion price equal to (i) $1.00, on any conversion date through the date that is one hundred eighty days from September 10, 2013, subject to adjustment and (ii) beginning one hundred eighty one days after September 10, 2013, it shall be equal to the lower of (A) the initial conversion price or (B) 65% of the average of the lowest three closing bid prices of the common stock for the ten trading days immediately prior to a conversion date, subject to adjustment.

In connection with the securities purchase agreements and issuance of the September 2013 Debentures, the investors collectively received warrants to purchase an aggregate of 501,337 shares of common stock (“September 2013 Debenture Warrants”). The warrants are exercisable for a period of three years from the date of issuance at an exercise price of $2.50 per share, subject to adjustment. The investors may exercise the warrants on a cashless basis at any time after the date of issuance. In the event the investors exercise the warrants on a cashless basis we will not receive any proceeds.

In connection with the above $501,337 of September 2013 Debentures, the Company made certain statements or omissions in the transaction documents that were incorrect as of the date made. Such statements or omissions resulted in an event of default under the terms of the transaction documents and the September 2013 Debentures. Upon such event of default: (i) the principal and accrued interest balance on the debentures increased to 150% of original face value, (ii) the interest rate increased to 18% (commencing 5 days after the event of default), and (iii) the amounts due under the September 2013 Debentures were accelerated and became immediately due and payable. Accordingly, the Company charged to operations loss on default of convertible note of $250,669 during the year ended March 31, 2014 and increased the principal amount of the September 2013 Debentures to $752,006. During March 2014, the Company repaid $40,000 of principal to the debenture holders.

During April and May of 2014, the Company repaid $40,000 of principal to the September 2013 Debentures holders. Additionally, $6,000 of penalty was forgiven.

On August 7, 2014 we entered into a settlement agreement and release of claims with the holders of our September 2013 Debentures. At the time of settlement, the aggregate outstanding amount due was $780,513. Pursuant to the settlement we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition. We have also extinguished the derivative liability associated with the debentures of $452,075. We have recorded a gain of $751,250 as a result of the debt extinguishment during the year ended March 31, 2015. During the year ended March 31, 2015, the Company made payments on the settlement amount aggregating $45,000.

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor (“October 2013 Note”). The note has a maturity date of July 5, 2014. The note is convertible into shares of common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We are currently in default on this convertible note and, accordingly, the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $17,233 during the year ended March 31, 2015. The Company is recording interest at 22% from the date of default.

During the years ended March 31, 2015 and 2014, the Company amortized debt discount of $11,304 and $21,196, respectively, to current period operations as interest expense.

Note issued on November 7, 2013:

On November 7, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor (“November 2013 Note”). The note has a maturity date of August 12, 2014. The note is convertible into shares of our common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We are currently in default on this convertible note. This note is in default and accordingly the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $22,545 during the year ended March 31, 2015. The Company is recording interest at 22% from the date of default.

During the years ended March 31, 2015 and 2014, the Company amortized debt discount of $20,486 and $22,014, respectively, to current period operations as interest expense.

NOTE 5 — DERIVATIVES

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

July 2013 Debenture (issued on July 26, 2013):

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

The initial fair value of the embedded debt derivative of $155,502 was allocated as a debt discount up to the proceeds of the debenture ($100,000) with the remainder ($55,502) charged to operations as interest expense during the year ended March 31, 2014.

On September 10, 2013, the Company cancelled the July 2013 Debenture in the principal amount of $100,000, along with related accrued interest of $1,337, and issued a debenture in the principal amount of $101,337 with fixed conversion price of $1.00 per share as described above under “Debentures issued on September 10, 2013”. Also, the Company cancelled the 10,000 warrants issued with the debenture. Accordingly, the Company extinguished the derivative liability on this note and reclassified the balance of $155,502 to additional paid in capital.

August 2013 Note (issued on August 28, 2013):

The Company identified embedded derivatives related to the August 2013 Note.  These embedded derivatives included certain conversion features.  At the inception of the convertible promissory note, the Company determined a fair value of $69,488 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.11%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 280%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $69,488 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($26,988) charged to operations as interest expense.

During March 2014, $10,000 of principal was converted into 18,018 shares of common stock. The derivative liability was reduced by $10,537 as a result of this conversion.

During the year ended March 31, 2014, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $2,046 which has been charged to interest expense.

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

During April 2014, $15,000 of principal was converted into 40,000 shares of common stock. The derivative liability was reduced by $9,515 as a result of this conversion.

During the year ended March 31, 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $15,761 for the year ended March 31, 2015 which has been charged to interest expense.

During the year ended March 31, 2015, the Company recorded $10,878 of expense related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $53,312 at March 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.02%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 484%; and (4) an expected life of three months.

September 2013 Debentures (issued on September 10, 2013):

The Company identified embedded derivatives related to the September 2013 Debentures, resulting from the price reset features of these instruments.  At the inception of the debentures, the Company determined a fair value of $1,086,647 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.122%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 195%; and (4) an expected life of 1 year.

The initial fair value of the embedded debt derivative of $1,086,647 was allocated as a debt discount up to the proceeds of the debentures ($501,337) with the remainder ($585,310) charged to operations as interest expense.

During March 2014, the Company repaid $40,000 of principal to the debenture holders. As a result, $44,057 of derivative liability was reclassified to paid-in capital.

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

During April and May 2014, the Company repaid $40,000 of principal to the 12% debenture holders. As a result, $30,382 of derivative liability was reclassified to paid-in capital. On August 7, 2014, we entered into a settlement agreement with the debenture holders and the convertible debentures were extinguished. As a result, $452,075 of derivative liability was also extinguished.

During the year ended March 31, 2015, the Company recorded $315,860 of income related to the change in the fair value of the derivative.

September 2013 Debenture Warrants (issued on September 10, 2013):

The Company issued 501,337 September 2013 Debenture Warrants in conjunction with the September 2013 Debentures. The warrants had an initial exercise price of $2.50 per shares and a term of three years. The Company identified embedded derivatives related to these 501,337 September 2013 Warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements. In connection with the issuance of these warrants, we have recorded a warrant liability of $796,471, with a corresponding charge to interest expense. The value of the warrant liability was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 171%; and (4) an expected life of 3 years.

The warrants issued with the September 2013 Debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 1,253,343 with an exercise price of $1.00. The Company has also recorded an expense of $1,416,749 due to the increase in the fair value of the warrants as a result of the modifications.

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

On August 7, 2014, the warrants were cancelled, in exchange for the issuance of 630,613 shares of our common stock. As a result, $360,529 of derivative liability was reclassified to paid-in capital.

During the year ended March 31, 2015, the Company recorded $679,141 of income related to the change in the fair value of the derivative.

Compensation Warrants (issued on September 10, 2013):

During September 2013 the Company granted 50,134 warrants as compensation for consulting services. The warrants had an initial exercise price of $2.50 per shares and a term of three years. The Company identified embedded derivatives related to these 50,134 September 2013 Compensation Warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements. At issue, we have recorded a warrant liability of $79,647, with a corresponding charge to consulting fees. The value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 171%; and (4) an expected life of 3 years.

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 125,334 with an exercise price of $1.00. The Company has recorded an expense of $141,675 due to the increase in the fair value of the warrants as a result of the modifications.

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

During the three months ended September 30, 2014, the Company recorded a further adjustment due to the issuance of equity instruments at a price below the exercise price of the warrants. As a result, those warrants now total 358,097 with an exercise price of $0.35. The Company has recorded an expense of $74,485 due to the increase in the fair value of the warrants as a result of the modifications during the year ended March 31, 2015.

During the year ended March 31, 2015, the Company recorded $155,966 of income related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $22,486 at March 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.38%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 266%; and (4) an expected life of 1.44 years.

October 2013 Note (issued on October 2, 2013):

The Company identified embedded derivatives related to the October 2013 Note.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the note, the Company determined a fair value of $47,967 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.08%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 196%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $47,967 was allocated as a debt discount up to the proceeds of the note ($32,500) with remained ($15,467) charged to operations as interest expense.

During the year ended March 31, 2014, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $1,473 which has been charged to interest expense.

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

During the year ended March 31, 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $26,564 for the year ended March 31, 2015, respectively, which has been charged to interest expense.

During the year ended March 31, 2015, the Company recorded $26,112 of expense related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $91,233 at March 31, 2015 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.02%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 484%; and (4) an expected life of three months.

November 2013 Note (issued on November 7, 2013):

The Company identified embedded derivatives related to the November 2013 Note.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the note, the Company determined a fair value of $62,445 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:  (1) risk free interest rate of 0.10%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 193%; and (4) an expected life of 0.75 year.

The initial fair value of the embedded debt derivative of $62,445 was allocated as a debt discount up to the proceeds of the note ($42,500) with remained ($19,945) charged to operations as interest expense.

During the year ended March 31, 2014, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $1,812 which has been charged to interest expense.

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

During the year ended March 31, 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $31,563 for the year ended March 31, 2015, which has been charged to interest expense.

During the year ended March 31, 2015, the Company recorded $26,704 of expense, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $117,002 at March 31, 2015 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.02%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 484%; and (4) an expected life of three months.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015:

		Fair Value Measurements at March 31, 2015 using:
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$284,033	-	-	$284,033

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the years ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014
Balance, beginning of year	$2,075,434	$-
Additions	148,375	3,861,922
Extinguished derivative liability	(852,501)	(210,095)
Change in fair value of derivative liabilities	(1,087,275)	(1,576,393)
	$284,033	$2,075,434

NOTE 7 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through March 31, 2015. The Company has recurring net losses, an accumulated deficit of $5,010,816 and a working capital deficit (current liabilities exceeded current assets) at March 31, 2015 of $2,395,972. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its majority shareholder and founder to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might necessary should the Company be unable to continue as a going concern.

NOTE 8 — SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2015 and 2014 the Company had 2,553,990 and 1,883,033 shares of common stock issued and outstanding, respectively. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

On March 17, 2015, the Company completed a one-for-fifty reverse split of its common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

During April 2014, an aggregate of $15,000 of principal related to the August 2013 Note was converted into 40,000 shares of common stock valued at $24,000.

On August 7, 2014 we issued 630,613 shares of our common stock in exchange for the cancellation of the 1,253,343 September 2013 Debenture Warrants described in Notes 4 and 5. As a result, $360,529 of derivative liability was reclassified to paid-in capital.

During the year ended March 31, 2014, the Company issued 191,985 shares of its common stock for services valued at $349,125.

During March 2014 the Company issued 18,018 shares of common stock, valued at $18,019, upon conversion of $10,000 of debt.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2015 and 2014, the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of common stock, par value $0.001 per share.

Stock Options

During August and September 2014 we granted a total of 16,000 stock options to two consultants and a director. Of these grants, 11,000 options vested upon grant and 5,000 vested over a six week period. The options have a weighted average exercise price of $0.40 and a weighted average life of 3.52 years. We have recorded an expense of $5,010 related to these options determined using the Black Scholes Model with the following weighted average assumptions: (1) risk free interest rate of 0.875-1.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 184-210%; and (4) an expected life of 3.52 years.

During October 2014 we granted a total of 3,000 stock options to two consultants. These options vested upon grant. The options have an exercise price of $0.50 and a life of 3 years. We have recorded an expense of $794 related to these options determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 210-211%; and (4) an expected life of 3 years.

Common stock to be issued

During the year ended March 31, 2014, the Company charged to operations $16,250 as fair value of 11,938 common shares to be issued to a consultant for services rendered.

During the year ended March 31, 2015, the consultant waived any claim on the shares, pursuant to a debt settlement agreement. As a result, $16,250 was reclassified to additional paid in capital.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock options

The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued to employees and consultants at March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.35 - 0.50	19,000	2.94	$0.41	19,000	$0.41
$8.50	74,040	2.72	$8.50	74,040	$8.50

The stock option activity for the two years ended March 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2013	74,760	$8.50
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2014	74,760	8.50
Granted	19,000	0.41
Exercised	-	-
Expired or canceled	(720)	8.50
Outstanding at March 31, 2015	93,040	$6.85

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock at March 31, 2015:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	0.35-0.50	358,205	1.4	$0.35	358,205	$0.35

Warrant activity for the two years ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2013	-	$-
Issued	561,579	2.50
Modifications	827,206	1.00
Exercised	-	-
Expired or cancelled	(10,000)	2.00
Outstanding at March 31, 2014	1,378,785	1.00
Issued	-	-
Modifications	232,763	0.35
Exercised	-	-
Expired or cancelled	(1,253,343)	(1.00)
Outstanding at March 31, 2015	358,205	$0.35

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2015 and 2014, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31,	March 31,
	2015	2014
Legal and professional fees payable	$148,373	$133,534
Consulting fees payable	38,500	52,500
Accrued interest	87,975	82,551
Other payables	64,087	42,504
	$338,935	$311,089

NOTE 11 — INCOME TAXES

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

At March 31, 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,218,000, which expire in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2015 and 2014, the significant components of the deferred tax assets (liabilities) are summarized below:

	2015	2014
Deferred tax assets:
Net operating loss carryover	$1,311,000	$1,086,000
Valuation allowance	(1,311,000)	(1,086,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%

Effective income tax rate	0%	0%

The Company has not filed its tax returns for prior years and is in the process of bringing its filings current.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Agreement and Plan of Merger		14C	App A	000-53641	1/26/15

3.01	Certificate of Incorporation of Truli Media Group, Inc.		14C	App B	000-53641	1/26/15

3.02	Bylaws of Truli Media Group, Inc.		14C	App C	000-53641	1/26/15

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement – September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee – September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investor on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement – August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.2	000-53641	11/27/13

4.08**	Truli Media Group 2014 Equity Compensation Plan		14C	App E	000-53641	1/26/15

4.09**	Form of 2014 Equity Compensation Plan Stock Option Agreement		14C	App E	000-53641	1/26/15

4.10**	Form of 2014 Equity Compensation Plan Restricted Stock Award Agreement		14C	App E	000-53641	1/26/15

4.11**	Form of 2014 Equity Compensation Plan Restricted Stock Unit Agreement		14C	App E	000-53641	1/26/15

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

21.01	List of Subsidiaries		10-K	21.01	000-53641	7/15/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

25