Form 10-Q
period 2015-06-30
Truli Media Group, Inc.
filed 2015-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 12, 2015 the number of shares of the registrant’s common stock outstanding was 2,553,990.

ITEM 1.  FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,159	$13,393
Total Current Assets	16,159	13,393

Total Assets	$16,159	$13,393

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$307,981	$338,935
Accrued interest, related party	107,371	92,313
Notes payable - officers	1,568,609	1,428,609
Notes payable, other	82,975	82,975
Convertible notes	92,500	92,500
Debt settlement payable	90,000	90,000
Derivative liability	311,031	284,033
Total Current Liabilities	2,560,467	2,409,365
Long-Term Liabilities:
Debt settlement payable	22,500	45,000
Total Liabilities	2,582,967	2,454,365
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and March 31, 2015	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,553,990 shares issued and outstanding as of June 30, 2015 and March 31, 2015	255	255
Additional paid in capital	2,569,589	2,569,589
Accumulated deficit	(5,136,652)	(5,010,816)
Total stockholders’ deficit	(2,566,808)	(2,440,972)
Total Liabilities and Stockholders’ Deficit	$16,159	$13,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2015	2014
Operating expenses:
Selling, general and administrative	$72,965	$42,706
Total operating expenses	72,965	42,706
Loss from operations	(72,965)	(42,706)

Other income (expenses):
Interest expense	(39,947)	(68,617)
(Loss) gain on change in fair value of derivative liability	(12,924)	933,415
Loss on debt conversion	-	(1,121)
Total other (expense) income	(52,871)	863,677

(Loss) income from operations before income taxes	(125,836)	820,971
Provision for income taxes	-	-
Net (loss) income	$(125,836)	$820,971

Net (loss) income per share – basic and diluted	$(0.05)	$0.43

Weighted average common shares – basic and diluted	2,553,990	1,910,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net (loss) income	$(125,836)	$820,971
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of discount on convertible debt	-	30,082
Equity based compensation expense	-	1,608
Change in fair market value of derivative liability	12,924	(933,415)
Loss on excess fair value of derivative liability at inception	14,074	2,225
Loss on debt conversion	-	1,121
Gain on forgiveness of default penalty	-	(6,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(15,896)	28,169
Net cash used in operating activities	(114,734)	(55,239)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	140,000	94,000
Payments on debt settlement	(22,500)	-
Repayments of convertible notes	-	(40,000)
Net cash provided by financing activities	117,500	54,000

Net increase (decrease) in cash and cash equivalents	2,766	(1,239)

Cash and Cash Equivalents, beginning of period	13,393	4,249

Cash and Cash Equivalents, end of period	$16,159	$3,010

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$-	$39,897
Common stock issued upon conversion of debt	$-	$24,000
Debt converted to common stock	$-	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

These interim financial statements as of and for the three months ended June 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending March 31, 2016 or for any future period. All references to June 30, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on July 14, 2015.

The condensed consolidated balance sheet as of March 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 328,475,845 and 5,080,386 outstanding common share equivalents at June 30, 2015 and 2014, respectively.

	June 30,	June 30,
	2015	2014
Options	93,040	74,760
Warrants	358,205	1,378,785
Convertible notes payable	328,024,600	3,626,841
	328,475,845	5,080,386

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

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $1,568,609 and $1,428,609 payable as of June 30, 2015 and March 31, 2015, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing. The Company has charged to operations interest expense of $15,058 and $7,206 for the three months ended June 30, 2015 and 2014, respectively. Accrued interest payable is $107,371 and $92,313 at June 30, 2015 and March 31, 2015, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 — DERIVATIVES

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $2,801 and $513 for the three months ended June 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended June 30, 2015 and 2014, the Company recorded expense of $7,154 and income of $4,482, respectively, related to the change in the fair value of the derivative.

The fair value of the remaining embedded derivative was $63,267 at June 30, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 720%; and (4) an expected life of three months.

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

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants total 358,097 with an exercise price of $0.35.

During the three months ended June 30, 2015 and 2014, the Company recorded income of $22,170 and $62,681, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $316 at June 30, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.295%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 469%; and (4) an expected life of 1.19 years.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $4,884 and $742 for the three months ended June 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended June 30, 2015 and 2014, the Company recorded expense of $12,241 and $2, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $108,358 at June 30, 2015 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 720%; and (4) an expected life of three months.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $6,389 and $970 for the three months ended June 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended June 30, 2015 and 2014, the Company recorded expense of $15,699 and income of $8,695, respectively, related to the change in the fair value of the derivative.

The fair value of the described embedded derivative of $139,090 at June 30, 2015 was determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.015%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 720%; and (4) an expected life of three months.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2015:

		Fair Value Measurements at June 30, 2015 using:
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$311,031	-	-	$311,031

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the three months ended June 30, 2015:

June 30,
2015
Balance, beginning of year	$284,033
Additions	14,074
Change in fair value of derivative liabilities	12,924
$311,031

NOTE 5 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2015. The Company has recurring net losses, an accumulated deficit of $5,136,652 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2015 of $2,544,308. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern.

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

NOTE 6 — SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2015 and March 31, 2015 the Company had 2,553,990 shares of common stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

On March 17, 2015, the Company completed a one-for-fifty reverse split of its common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2015 and March 31, 2015 the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of common stock, par value $0.001 per share.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

On July 23, 2015, a lawsuit was filed by plaintiff Asher Enterprises, Inc. against defendants Truli Media Group, Inc. and Michael Solomon, our Chief Executive Officer and majority shareholder in the United States District Court for the Eastern District of New York. The lawsuit alleges a breach of contract of certain promissory notes resulting from loans made by Asher to Truli and for breaches of fiduciary duty by Michael Solomon. The plaintiff seeks damages in excess of $150,000, exclusive of attorney’s fees, pre-judgment interest and costs. The Company has been accruing for these liabilities in its financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three periods ended June 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2015 filed on July 14, 2015 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three month period ended June 30, 2015 to the three month period ended June 30, 2014.

●	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Strategy and Plan of Operation

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of June 30, 2015, we had an accumulated deficit of $5,136,652. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at June 30, 2015 was $16,159, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $2,061,139 in principal and interest as of June 30, 2015, which includes $92,500 principal of our 8% convertible promissory notes, which are currently in default.  As a result of the default, we recorded (i) penalties of 50% of the outstanding principal and accrued interest aggregating $49,664, and (ii) an increase of the interest rate to 22%. We are also in default on $82,975 of other notes; however we expect that we will be able to extend the maturity dates of those notes. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.  Furthermore, on July 23, 2015 a lawsuit was filed against Truli and Michael Solomon, our Chief Executive Officer related to a breach of contract regarding the 8% convertible promissory notes. Please see the section entitled “Legal Proceedings” of this report for further information.

Our Chief Executive Officer and consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2015 consolidated financial statements included in our Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should we be unable to continue as a going concern.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

The Company had no revenue for the three month periods ended June 30, 2015 or 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $125,836 and net income of $820,971 for the three month periods ended June 30, 2015 and 2014, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $72,965 and $42,706 during the three month periods ended June 30, 2015 and 2014, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $72,965 and $42,706 for the three month periods ended June 30, 2015 and 2014, respectively, principally comprised of website development costs, professional fees and consulting fees.  The increase of 71% for 2015 compared to 2014 was primarily attributable to increased spending on marketing and consulting fees. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	June 30,
	2015	2014	Change

Interest expense	$(39,947)	$(68,617)	$28,670
(Loss) gain on change in fair value of warrant derivative liability	(12,924)	933,415	(946,339)
Loss on debt conversion	-	(1,121)	1,121
Total other income (expense)	$(52,871)	$863,677	$916,548

The Company charged to operations interest expense of $39,947 and $68,617 for the three month periods ended June 30, 2015 and 2014, respectively.  The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had a loss of $12,924 and a gain of $933,415 for the three month periods ended June 30, 2015 and 2014, respectively, as a result of the change in fair value of the Company’s derivative instruments.  The Company also had a loss on debt conversion of $1,121 for the three month period ended June 30, 2014 with no comparable item in the 2015 period. For more information on our convertible notes and derivative liabilities, please refer to Notes 2 and 3 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	Ended June 30,
	2015	2014

Cash at beginning of period	$13,393	$4,249
Net cash used in operating activities	(114,734)	(55,239)
Net cash provided by financing activities	117,500	54,000
Cash at end of period	$16,159	$3,010

The Company had cash and cash equivalents of $16,159 and $13,393 as of June 30, 2015 and March 31, 2015, respectively.  The Company’s capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended June 30, 2015 and 2014. The Company has liabilities of $2,582,967 and $2,454,365 as of June 30, 2015 and March 31, 2015, respectively.  The increase in liabilities is primarily attributable to working capital advances received from our Chief Executive Officer.

The Company owes principal and interest of $1,675,980 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer. The Company received advances of $140,000 and $94,000 during the three month periods ended June 30, 2015 and 2014, respectively.

The Company additionally has an unsecured line of credit with $82,975 outstanding as of June 30, 2015 and March 31, 2015.

The Company owes an aggregate of $92,500 at June 30, 2015 and March 31, 2015, on three 8% convertible debentures issued on August 28, 2013, October 2, 2013, November 7, 2013.

The Company owes $112,500 in principal at June 30, 2015 as a result of a debt settlement incurred with the extinguishment of debentures. This amount is being paid in monthly installments over a 24 month period. The balance at March 31, 2015 was $135,000.

The Company spent in operating activities $114,734 and $55,239, respectively for the three month periods ended June 30, 2015 and 2014, respectively. The increase is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $15,000 and a decrease in accounts payable of approximately $44,000.

Financing activities provided $117,500 and $54,000 to the Company during the three month periods ended June 30, 2015 and 2014, respectively. The increase is attributable to an increase in advances from stockholders, net of payments on our debt.

As of June 30, 2015, we had an accumulated deficit of $5,136,652 compared to $5,010,816 as of March 31, 2015.  The increase is attributable to the net loss for the three month period ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 23, 2015, a lawsuit was filed by plaintiff Asher Enterprises, Inc. against defendants Truli Media Group, Inc. and Michael Solomon, our Chief Executive Officer and majority shareholder in the United States District Court for the Eastern District of New York. The lawsuit alleges a breach of contract of certain promissory notes resulting from loans made by Asher to Truli and for breaches of fiduciary duty by Michael Solomon. The plaintiff seeks damages in excess of $150,000, exclusive of attorney’s fees, pre-judgment interest and costs.

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

We have incurred indebtedness of our outstanding 8% convertible promissory notes currently totaling in principal and interest $180,414 as of June 30, 2015. As of the date of this report, we have been informed by the holders that we are currently in default and we have made no payments. Unless we are able to restructure some or all of the remaining debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

We are currently subject to litigation, the results of which be adverse and could materially impact our business, financial condition, or results of operation.

On July 23, 2015 a complaint was filed in the United States District Court for the Eastern District of New York against Truli and its Chief Executive Officer and principal shareholder, Michael Solomon. As a result of this litigation, we may be required to expend significant money as well as divert management’s attention and other resources. If resolved adversely, the results of this litigation could harm our business, financial condition, or results of operation.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of August 5, 2015, beneficially owns approximately 51% of the issued and outstanding equity of Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

We are responsible for the indemnification of our officers and directors, which, if required, could result in significant company expenditures.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our articles of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern. On July 23, 2015, our Chief Executive Officer, Michael Solomon was named as a party to a litigation alleging a breach of fiduciary duty. While we currently have director and officer insurance, the cost to the Company diversion of time and corporate resources may be substantial and adversely affect our financial position. Due to the uncertain nature of litigation, at the time of this report is too early to determine the potential cost to Truli or the potential result of the pending litigation.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company has received a notice of default of its currently outstanding 8% convertible promissory notes as contained in a Current Report filed on Form 8-K on September 3, 2014. On July 23, 2015, a lawsuit was filed against the Company and its Chief Executive Officer and principal shareholder Michael Solomon. Please see the section entitled Legal Proceedings of this Quarterly Report for more information.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Agreement and Plan of Merger		14C	App A	000-53641	1/26/15

3.01	Certificate of Truli Media Group, Inc.		14C	App B	000-53641	1/26/15

3.02	Bylaws of Truli Media Group, Inc.		14C	App C	000-53641	1/26/15

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement - September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee - September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investors on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement - August 28, 2013, October 2, 203, November 7, 2013		8-K	4.2	000-53641	11/27/13

4.08**	Truli Media Group 2014 Equity Compensation Plan		14C	App E	000-53641	1/26/15

4.09**	Form of 2014 Equity Compensation Plan Stock Option Agreement		14C	App E	000-53641	1/26/15

4.10**	Form of 2014 Equity Compensation Plan Restricted Stock Award Agreement		14C	App E	000-53641	1/26/15

4.11**	Form of 2014 Equity Compensation Plan Restricted Stock Unit Agreement		14C	App E	000-53641	1/26/15

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

