Form 10-Q
period 2015-09-30
Truli Media Group, Inc.
filed 2015-11-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 11, 2015 the number of shares of the registrant’s common stock outstanding was 2,553,990.

ITEM 1.  FINANCIAL STATEMENTS

Truli Media Group, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,363	$13,393
Total Current Assets	39,363	13,393

Total Assets	$39,363	$13,393

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$231,664	$338,935
Accrued interest, related party	123,745	92,313
Notes payable - officers	1,777,109	1,428,609
Notes payable, other	82,975	82,975
Convertible notes	-	92,500
Debt settlement payable	90,000	90,000
Derivative liability	685	284,033
Total Current Liabilities	2,306,178	2,409,365
Long-Term Liabilities:
Debt settlement payable	-	45,000
Total Liabilities	2,306,178	2,454,365
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and March 31, 2015	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,553,990 shares issued and outstanding as of September 30, 2015 and March 31, 2015	255	255
Additional paid in capital	2,889,600	2,569,589
Accumulated deficit	(5,156,670)	(5,010,816)
Total stockholders’ deficit	(2,266,815)	(2,440,972)
Total Liabilities and Stockholders’ Deficit	$39,363	$13,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,	Three Months ended September 30,	Six Months ended September 30,	Six Months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$101,894	$134,725	$174,859	$177,431
Total operating expenses	101,894	134,725	174,859	177,431
Loss from operations	(101,894)	(134,725)	(174,859)	(177,431)

Other income (expenses):
Interest expense	(34,020)	(207,485)	(73,967)	(276,102)
(Loss) gain on change in fair value of derivative liability	(85)	206,000	(13,009)	1,139,415
Gain on extinguishment of debt	115,981	751,250	115,981	751,250
Loss on debt conversion	-	-	-	(1,121)
Total other income	81,876	749,765	29,005	1,613,442

(Loss) income from operations before income taxes	(20,018)	615,040	(145,854)	1,436,011
Provision for income taxes	-	-	-	-
Net (loss) income	$(20,018)	$615,040	$(145,854)	$1,436,011

Net (loss) income per share – basic and diluted	$(0.01)	$0.27	$(0.06)	$0.68

Weighted average common shares – basic and diluted	2,553,990	2,300,030	2,553,990	2,106,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months ended September 30,	Six Months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net (loss) income	$(145,854)	$1,436,011
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of discount on convertible debt	-	37,246
Equity based compensation expense	-	7,815
Change in fair market value of derivative liability	13,009	(1,139,415)
Loss on excess fair value of derivative liability at inception	23,654	125,996
Gain on extinguishment of debt	(115,981)	(751,250)
Loss on debt conversion	-	1,121
Gain on forgiveness of default penalty	-	(6,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	17,642	142,759
Net cash used in operating activities	(207,530)	(145,717)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	348,500	484,000
Payments on debt settlement	(45,000)	-
Repayments of convertible notes	(70,000)	(341,337)
Net cash provided by financing activities	233,500	142,663

Net increase (decrease) in cash and cash equivalents	25,970	(3,054)

Cash and Cash Equivalents, beginning of period	13,393	4,249

Cash and Cash Equivalents, end of period	$39,363	$1,195

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$320,011	$852,501
Common stock issued upon conversion of debt	$-	$24,000
Debt converted to common stock	$-	$15,000
Derivative liability at inception	$-	$125,996
Common stock issued for cancellation of warrants	$-	$360,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

These interim financial statements as of and for the three and six months ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending March 31, 2016 or for any future period. All references to September 30, 2015 and 2014 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 451,245 and 1,461,008 outstanding common share equivalents at September 30, 2015 and 2014, respectively.

	September 30,	September 30,
	2015	2014
Options	93,040	90,760
Warrants	358,205	358,205
Convertible notes payable	-	1,012,043
	451,245	1,461,008

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

NOTE 2 — NOTES PAYABLE, RELATED PARTY

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note, aggregating $1,777,109 and $1,428,609 payable as of September 30, 2015 and March 31, 2015, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing. The Company recorded interest expense of $16,374 and $10,134 for the three months ended September 30, 2015 and 2014, respectively, and $31,432 and $17,341 for the six months ended September 30, 2015 and 2014, respectively. Accrued interest payable is $123,745 and $92,313 at September 30, 2015 and March 31, 2015, respectively.

The Company is obligated to repay the principal balance of the note along with accrued and unpaid interest payable over 36 months beginning in September 2012. No payments have been made.

NOTE 3 — CONVERTIBLE NOTES PAYABLE

The company entered into three convertible notes in August, October and November 2013. These notes had an outstanding balance of $92,500. On August 31, 2015 the Company and the note holders reached an agreement to settle the outstanding balance of the notes and all related accrued and unpaid interest and penalties for a payment of $70,000. At the time of settlement, accrued interest and penalties aggregated $93,481. The Company has recorded a gain on extinguishment of debt of $115,981 during the three and six months ended September 30, 2015.

As a result of the extinguishment of debt, the related derivatives described in Note 4 were also extinguished. An aggregate of $320,011 has been reclassified from derivative liability to additional paid in capital.

NOTE 4 — DERIVATIVES

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $1,907 and $10,302 for the three months ended September 30, 2015 and 2014, respectively, and $4,708 and $10,815 for the six months ended September 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended September 30, 2015 and 2014, the Company recorded income of $58 and $7,410, respectively, related to the change in the fair value of the derivative. During the six months ended September 30, 2015 and 2014, the Company recorded expense of $7,096 and income of $11,892, respectively, related to the change in the fair value of the derivative.

The underlying debt was extinguished on August 31, 2015. The fair value of the remaining embedded derivative was $65,116 at August 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.097%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 717%; and (4) an expected life of three months. Upon extinguishment, the derivative value was reclassified to additional paid in capital.

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

During the three months ended September 30, 2015 and 2014, the Company recorded expense of $369 and $33,803, respectively, related to the change in the fair value of the derivative. During the six months ended September 30, 2015 and 2014, the Company recorded income of $21,801 and $96,484, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $685 at September 30, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.209%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 530%; and (4) an expected life of 0.938 years.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $3,324 and $18,028 for the three months ended September 30, 2015 and 2014, respectively, and $8,208 and $18,770 for the six months ended September 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended September 30, 2015 and 2014, the Company recorded income of $99 and $12,885, respectively, related to the change in the fair value of the derivative. During the six months ended September 30, 2015 and 2014, the Company recorded expense of $12,142 and income of $12,883, respectively, related to the change in the fair value of the derivative.

The underlying debt was extinguished on August 31, 2015. The fair value of the remaining embedded derivative was $111,583 at August 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.097%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 717%; and (4) an expected life of three months. Upon extinguishment, the derivative value was reclassified to additional paid in capital.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $4,349 and $20,955 for the three months ended September 30, 2015 and 2014, respectively, and $10,738 and $21,925 for the six months ended September 30, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended September 30, 2015 and 2014, the Company recorded income of $127 and $14,459, respectively, related to the change in the fair value of the derivative. During the six months ended September 30, 2015 and 2014, the Company recorded expense of $15,572 and income of $23,154, respectively, related to the change in the fair value of the derivative.

The underlying debt was extinguished on August 31, 2015. The fair value of the remaining embedded derivative was $143,312 at August 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.097%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 717%; and (4) an expected life of three months. Upon extinguishment, the derivative value was reclassified to additional paid in capital.

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2015:

		Fair Value Measurements at September 30, 2015 using:
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$685	-	-	$685

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the six months ended September 30, 2015:

September 30,
2015
Balance, beginning of year	$284,033
Additions	23,654
Change in fair value of derivative liabilities	13,009
Extinguished liability reclassified to additional paid in capital	(320,011)
$685

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2015. The Company has recurring net losses, an accumulated deficit of $5,156,670 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2015 of $2,266,815. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern.

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

NOTE 7 — SHAREHOLDERS EQUITY AND CONTROL

Common stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2015 and March 31, 2015 the Company had 2,553,990 shares of common stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

On March 17, 2015, the Company completed a one-for-fifty reverse split of its common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2015 and March 31, 2015 the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six month periods ended September 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2015 filed on July 14, 2015 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six month periods ended September 30, 2015 to the three and six month periods ended September 30, 2014.

●	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 10,000 videos in its library, with faith-based content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos, children’s programming, sports, education, etc. Truli also currently streams 8 Christian Network Television channels on its website. The Truli platform is also available in the Spanish language on its platform which includes roughly 4,000 items in its library.

Strategy and Plan of Operation

Truli’s goal is to sign up as many ministries as possible throughout the United States and abroad.  Truli is affiliated with over two hundred fifty ministries and churches, and allows them to deliver their content through the Truli platform.  We hope to attract ministries to join our platform by potentially providing benefits to them including (i) expanded dissemination of their message regardless of size, budget or location, (ii) direct user feedback from our consumers, and (iii) organization of their sermons and content as well as general technological advances to augment traditional places of worship.

Truli consumers have access to free content as well as certain Pay-per-View content on the interactive digital platform from which we hope to eventually derive revenue. In the event we are able to raise sufficient capital, and our platform gains significant traffic, we plan to sell advertising space on our website.  We additionally plan to sell faith based merchandise through our website once we are financially able to do so. We also have created a “donation” section of our website whereby we will receive 15% of donations given to ministries and churches.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of September 30, 2015, we had an accumulated deficit of $5,156,670. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at September 30, 2015 was $39,363, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $2,084,137 in principal and interest as of September 30, 2015. We are in default on $82,975 of other notes; however we expect that we will be able to extend the maturity dates of those notes. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations.  Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our Chief Executive Officer and certain of our consultants are currently not being paid.  In the event financing is not obtained, we may pursue further cost cutting measures.  These events could have a material adverse effect on our business, results of operations and financial condition.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

The Company had no revenue for the three month periods ended September 30, 2015 or 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $20,018 and net income of $615,040 for the three month periods ended September 30, 2015 and 2014, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $101,894 and $134,725 during the three month periods ended September 30, 2015 and 2014, respectively, primarily comprised of website development costs, professional fees and consulting fees.  The decrease of 24% for 2015 compared to 2014 was primarily attributable to decreases in professional fees and stock based compensation. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	September 30,
	2015	2014	Change

Interest expense	$(34,020)	$(207,485)	$173,465
(Loss) gain on change in fair value of warrant derivative liability	(85)	206,000	(206,085)
Gain on extinguishment of debt	115,981	751,250	(635,269)
Total other income (expense)	$81,876	$749,765	$(667,889)

The Company charged to operations interest expense of $34,020 and $207,485 for the three month periods ended September 30, 2015 and 2014, respectively.  The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had a loss of $85 and a gain of $206,000 for the three month periods ended September 30, 2015 and 2014, respectively, as a result of the change in fair value of the Company’s derivative instruments.  The Company also had gains on extinguishment of debt of $115,981 and $751,250 for the three month periods ended September 30, 2015 and 2014, respectively. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2014

The Company had no revenue for the six month periods ended September 30, 2015 or 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $145,854 and net income of $1,436,011 for the six month periods ended September 30, 2015 and 2014, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $174,859 and $177,431 during the six month periods ended September 30, 2015 and 2014, respectively, primarily comprised of website development costs, professional fees and consulting fees.  The decrease of 1% for 2015 compared to 2014 was attributable to various overall expense increases and decreases. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Six Months Ended
	September 30,
	2015	2014	Change

Interest expense	$(73,967)	$(276,102)	$202,135
(Loss) gain on change in fair value of warrant derivative liability	(13,009)	1,139,415	(1,152,424)
Gain on extinguishment of debt	115,981	751,250	(635,269)
Loss on debt conversion	-	(1,121)	1,121
Total other income (expense)	$29,005	$1,613,442	$(1,584,437)

The Company charged to operations interest expense of $73,967 and $276,102 for the six month periods ended September 30, 2015 and 2014, respectively.  The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had a loss of $13,009 and a gain of $1,139,415 for the six month periods ended September 30, 2015 and 2014, respectively, as a result of the change in fair value of the Company’s derivative instruments.  The Company also had gains on extinguishment of debt of $115,981 and $751,250 for the six month periods ended September 30, 2015 and 2014, respectively. The Company also had a loss on debt conversion of $1,121 for the six month period ended September 30, 2014 with no comparable item in the 2015 period. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 30,
	2015	2014

Cash at beginning of period	$13,393	$4,249
Net cash used in operating activities	(207,530)	(145,717)
Net cash provided by financing activities	233,500	142,663
Cash at end of period	$39,363	$1,195

The Company had cash and cash equivalents of $39,363 and $13,393 as of September 30, 2015 and March 31, 2015, respectively. The Company’s capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended September 30, 2015 and 2014. The Company has liabilities of $2,306,178 and $2,454,365 as of September 30, 2015 and March 31, 2015, respectively.  The decrease in liabilities is primarily attributable to payments on debt during the period and the elimination of the derivative liability related to convertible notes, offset by working capital advances received from our Chief Executive Officer.

The Company owes principal and interest of $1,900,854 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer. The Company received advances of $348,500 and $484,000 during the six month periods ended September 30, 2015 and 2014, respectively.

The Company additionally has an unsecured line of credit with $82,975 outstanding as of September 30, 2015 and March 31, 2015.

The Company owes $90,000 in principal at September 30, 2015 as a result of a debt settlement incurred with the extinguishment of debentures. This amount is being paid in monthly installments over a 24 month period. The balance at March 31, 2015 was $135,000.

The Company spent in operating activities $207,530 and $145,717, respectively for the six month periods ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to a decrease in accounts payable of approximately $125,000 partially offset by a decrease in loss (after adjusting for non-cash items) of approximately $63,000.

Financing activities provided $233,500 and $142,663 to the Company during the six month periods ended September 30, 2015 and 2014, respectively. The increase is attributable to a decrease in payments on debt, net of stockholder working capital advances.

As of September 30, 2015, we had an accumulated deficit of $5,156,670 compared to $5,010,816 as of March 31, 2015.  The increase is attributable to the net loss for the six month period ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the six months ended September 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2015, Truli Media Group, Michael Solomon, and Asher Enterprises, Inc. entered into a stipulation agreement and mutual release whereby Truli paid $70,000 and Asher Enterprises withdrew the lawsuit with prejudice.

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

We have incurred liabilities of $2,306,178 ($1,777,109 incurred in unsecured notes to our chief executive officer) as of the date of this report. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of October 31, 2015, beneficially owns approximately 51% of the issued and outstanding equity of Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

We are subject to price reset provisions, variable conversion prices and adjustments related to certain of our common stock purchase warrants which could cause significant dilution to stockholders and adversely impact the price of our common stock.

Certain of our securities are subject to price reset provisions, variable conversion prices and adjustments.  As a result, future sales of common stock or common stock equivalents may result in significant dilution to our shareholders.  For instance, 50,134 common stock purchase warrants issued as compensation to placement agents in connection with our previously cancelled 12% convertible debentures have increased to 358,098 warrants and the exercise price has been reduced from $2.50 to $0.35 as a result of subsequent debt issuances.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

 As of September 30, 2015 we are in default on $82,975 of outstanding 5% promissory notes issued between November 29, 2012 and July 22, 2013. These notes matured on December 31, 2014. We have made no payments of principal or interest on these notes.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Agreement and Plan of Merger		14C	App A	000-53641	1/26/15

3.01	Certificate of Truli Media Group, Inc.		14C	App B	000-53641	1/26/15

3.02	Bylaws of Truli Media Group, Inc.		14C	App C	000-53641	1/26/15

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement - September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee - September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investors on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement - August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.2	000-53641	11/27/13

4.08**	Truli Media Group 2014 Equity Compensation Plan		14C	App E	000-53641	1/26/15

4.09**	Form of 2014 Equity Compensation Plan Stock Option Agreement		14C	App E	000-53641	1/26/15

4.10**	Form of 2014 Equity Compensation Plan Restricted Stock Award Agreement		14C	App E	000-53641	1/26/15

4.11**	Form of 2014 Equity Compensation Plan Restricted Stock Unit Agreement		14C	App E	000-53641	1/26/15

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)