Form 10-Q
period 2015-12-31
Truli Media Group, Inc.
filed 2016-02-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

As of February 10, 2016 the number of shares of the registrant’s common stock outstanding was 2,553,990.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,848	$13,393
Total Current Assets	2,848	13,393

Total Assets	$2,848	$13,393

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$202,624	$338,935
Accrued interest, related party	6,698	92,313
Note payable - officer	22,000	1,428,609
Notes payable, other	-	82,975
Convertible notes	-	92,500
Debt settlement payable	67,500	90,000
Derivative liability	-	284,033
Total Current Liabilities	298,822	2,409,365
Long-Term Liabilities:
Convertible note payable - officer	1,955,934	-
Debt settlement payable	-	45,000
Total Liabilities	2,254,756	2,454,365
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and March 31, 2015	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,553,990 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	255	255
Additional paid in capital	2,983,747	2,569,589
Accumulated deficit	(5,235,910)	(5,010,816)
Total stockholders’ deficit	(2,251,908)	(2,440,972)
Total Liabilities and Stockholders’ Deficit	$2,848	$13,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,	Three Months ended December 31,	Nine Months ended December 31,	Nine Months ended December 31,
	2015	2014	2015	2014

Operating expenses:
Selling, general and administrative	$61,061	$115,461	$235,920	$292,892
Total operating expenses	61,061	115,461	235,920	292,892
Loss from operations	(61,061)	(115,461)	(235,920)	(292,892)

Other income (expenses):
Interest expense	(18,864)	(36,139)	(92,831)	(312,241)
Gain (loss) on change in fair value of derivative liability	685	25,213	(12,324)	1,164,628
Gain on extinguishment of debt	-	-	115,981	751,250
Loss on debt conversion	-	-	-	(1,121)
Total other (expenses) income	(18,179)	(10,926)	10,826	1,602,516

(Loss) income from operations before income taxes	(79,240)	(126,387)	(225,094)	1,309,624
Provision for income taxes	-	-	-	-
Net (loss) income	$(79,240)	$(126,387)	$(225,094)	$1,309,624

Net (loss) income per share – basic and diluted	$(0.03)	$(0.05)	$(0.09)	$0.58

Weighted average common shares – basic and diluted	2,553,990	2,553,646	2,553,990	2,256,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended December 31,	Nine Months ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net (loss) income	$(225,094)	$1,309,624
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of discount on convertible debt	-	37,246
Equity based compensation expense	-	9,582
Change in fair market value of derivative liability	12,324	(1,164,628)
Loss on excess fair value of derivative liability at inception	23,654	136,102
Gain on extinguishment of debt	(115,981)	(751,250)
Loss on debt conversion	-	1,121
Gain on forgivness of default penalty	-	(6,000)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	16,552	188,101
Net cash used in operating activities	(288,545)	(240,102)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	415,500	600,000
Payments on debt settlement	(67,500)	(22,500)
Repayments of convertible notes	(70,000)	(341,337)
Net cash provided by financing activities	278,000	236,163

Net decrease in cash and cash equivalents	(10,545)	(3,939)

Cash and Cash Equivalents, beginning of period	13,393	4,249

Cash and Cash Equivalents, end of period	$2,848	$310

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$320,011	$852,501
Forgiveness of notes and interest credited to paid-in capital	$94,147	$-
Notes payable and accrued interest converted into convertible note	$1,955,934	$-
Common stock issued upon conversion of debt	$-	$24,000
Debt converted to common stock	$-	$15,000
Derivative liability at inception	$-	$136,102
Common stock issued for cancellation of warrants	$-	$360,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., headquartered in Beverly Hills, California, is focused on the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. From its inception (October 19, 2011) through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of attempting to raise additional debt or equity capital to support the completion of its development activities. Consequently, its operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

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

These interim financial statements as of and for the three and nine months ended December 31, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending March 31, 2016 or for any future period. All references to December 31, 2015 and 2014 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 104,156,563 and 2,157,516 outstanding common share equivalents at December 31, 2015 and 2014, respectively.

	December 31,	December 31,
	2015	2014
Options	93,040	93,760
Warrants	6,266,823	358,205
Convertible notes payable	97,796,700	1,705,551
	104,156,563	2,157,516

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

NOTE 2 — NOTES PAYABLE, RELATED PARTY

Note Payable:

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note (the “Note”, aggregating $22,000 and $1,428,609 payable as of December 31, 2015 and March 31, 2015, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $10,133 and $12,293 for the three months ended December 31, 2015 and 2014, respectively, and $41,565 and $29,633 for the nine months ended December 31, 2015 and 2014, respectively. Accrued interest payable is $53 and $92,313 at December 31, 2015 and March 31, 2015, respectively.

On December 1, 2015 the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to its sole executive officer, in the original principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note.

Convertible Note Payable:

On December 1, 2015 the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to its sole executive officer, in the original principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note is convertible into shares of the Company’s common stock at the rate of $0.02 per share or an aggregate of 97,796,700 shares, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $6,645 for the three and nine months ended December 31, 2015. Accrued interest payable is $6,645 at December 31, 2015.

NOTE 3 — CONVERTIBLE NOTES PAYABLE

The Company entered into three convertible notes in August, October and November 2013. These notes had an outstanding balance of $92,500. On August 31, 2015 the Company and the note holders reached an agreement to settle the outstanding balance of the notes and all related accrued and unpaid interest and penalties for a payment of $70,000. At the time of settlement, accrued interest and penalties aggregated $93,481. The Company has recorded a gain on extinguishment of debt of $115,981 during the nine months ended December 31, 2015.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $0 and $2,503 for the three months ended December 31, 2015 and 2014, respectively, and $4,708 and $13,318 for the nine months ended December 31, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended December 31, 2015 and 2014, the Company recorded expense of $0 and $2,434, respectively, related to the change in the fair value of the derivative. During the nine months ended December 31, 2015 and 2014, the Company recorded expense of $7,096 and income of $9,458, respectively, related to the change in the fair value of the derivative.

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

The compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants total 6,266,715 with an exercise price of $0.02.

During the three months ended December 31, 2015 and 2014, the Company recorded income of $685 and $37,187, respectively, related to the change in the fair value of the derivative. During the nine months ended December 31, 2015 and 2014, the Company recorded income of $22,486 and $133,672, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $0 at December 31, 2015, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.685%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 101%; and (4) an expected life of 0.688 years.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $0 and $3,535 for the three months ended December 31, 2015 and 2014, respectively, and $8,208 and $22,305 for the nine months ended December 31, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended December 31, 2015 and 2014, the Company recorded expense of $0 and $4,227, respectively, related to the change in the fair value of the derivative. During the nine months ended December 31, 2015 and 2014, the Company recorded expense of $12,142 and income of $8,657, respectively, related to the change in the fair value of the derivative.

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

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $0 and $4,067 for the three months ended December 31, 2015 and 2014, respectively, and $10,738 and $25,992 for the nine months ended December 31, 2015 and 2014, respectively, which has been charged to interest expense.

During the three months ended December 31, 2015 and 2014, the Company recorded expense of $0 and $5,313, respectively, related to the change in the fair value of the derivative. During the nine months ended December 31, 2015 and 2014, the Company recorded expense of $15,572 and income of $17,841, respectively, related to the change in the fair value of the derivative.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2015:

Fair Value Measurements at December 31, 2015 using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$-	-	-	$-

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the nine months ended December 31, 2015:

December 31,
2015
Balance, beginning of year	$284,033
Additions	23,654
Change in fair value of derivative liabilities	12,324
Extinguished liability reclassified to additional paid in capital	(320,011)
$-

NOTE 6 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2015. The Company has recurring net losses, an accumulated deficit of $5,235,910 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2015 of $295,974. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern.

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

NOTE 7 — SHAREHOLDERS EQUITY

As a consequence of the issuance of the Convertible Note described in Note 2, the Company, pursuant to a written consent of the board of directors of the Company and a written consent of the majority of the stockholders, approved to increase its authorized common stock capital by amending and restating its Certificate of Incorporation on December 16, 2015 (the “Restated Certificate”). Such Restated Certificate will increase the number of the shares of the Company’s authorized common stock, par value $0.0001 per share, from 100,000,000 to 250,000,000 upon its filing. The Company plans to file the Restated Certificate on or about February 26, 2016. The Restated Certificate will not in any way affect any issued or outstanding shares of the Company’s common stock or its authorized preferred stock.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2015 and March 31, 2015 the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2015 and March 31, 2015 the Company had 2,553,990 shares of common stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

On March 17, 2015, the Company completed a one-for-fifty reverse split of its common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

As a result of the extinguishment of convertible debt on August 31, 2015, extinguished derivative liability in the amount of $320,011 was reclassified to additional paid in capital.

On December 14, 2015 a stockholder, voluntarily and without consideration, forgave notes payable of $82,975 plus related accrued interest of $11,172. The aggregate amount of $94,147 has been credited to additional paid in capital.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine month periods ended December 31, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2015 filed on July 14, 2015 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine month periods ended December 31, 2015 to the three and nine month periods ended December 31, 2014.

●	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 11,000 videos in its library, with faith-based content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos, children’s programming, sports, education, etc. Truli also currently streams 8 Christian Network Television channels on its website. The Truli platform is also available in the Spanish language on its platform which includes roughly 4,500 items in its library.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of December 31, 2015, we had an accumulated deficit of $5,235,910. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at December 31, 2015 was $2,848, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $1,984,632 in principal and interest as of December 31, 2015. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations. Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

The Company had no revenue for the three month periods ended December 31, 2015 or 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue. Prior to such time, the Company was principally involved in website development and research and development activities. Net loss of $79,240 and $126,387 for the three month periods ended December 31, 2015 and 2014, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $61,061 and $115,461 during the three month periods ended December 31, 2015 and 2014, respectively, primarily comprised of website development costs, professional fees and consulting fees. The decrease of 47% for 2015 compared to 2014 was primarily attributable to decreases in professional fees and consulting expense. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and derives revenue.

Other Income (Expense)

	Three Months Ended
	December 31,
	2015	2014	Change

Interest expense	$(18,864)	$(36,139)	$17,275
Gain on change in fair value of warrant derivative liability	685	25,213	(24,528)
Total other income (expense)	$(18,179)	$(10,926)	$(7,253)

The Company charged to operations interest expense of $18,864 and $36,139 for the three month periods ended December 31, 2015 and 2014, respectively. The decrease was primarily related to a reduction in debt outstanding. Additionally, the Company had gains of $685 and $25,213 for the three month periods ended December 31, 2015 and 2014, respectively, as a result of the change in fair value of the Company’s derivative instruments. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2014

The Company had no revenue for the nine month periods ended December 31, 2015 or 2014. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue. Prior to such time, the Company was principally involved in website development and research and development activities. Net loss of $225,094 and net income of $1,309,624 for the nine month periods ended December 31, 2015 and 2014, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $235,920 and $292,892 during the nine month periods ended December 31, 2015 and 2014, respectively, primarily comprised of website development costs, professional fees and consulting fees. The decrease of 19% for 2015 compared to 2014 was attributable to decreases in professional fees and consulting expense. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Nine Months Ended
	December 31,
	2015	2014	Change

Interest expense	$(92,831)	$(312,241)	$219,410
(Loss) gain on change in fair value of warrant derivative liability	(12,324)	1,164,628	(1,176,952)
Gain on extinguishment of debt	115,981	751,250	(635,269)
Loss on debt conversion	-	(1,121)	1,121
Total other income (expense)	$10,826	$1,602,516	$(1,591,690)

The Company charged to operations interest expense of $92,831 and $312,241 for the nine month periods ended December 31, 2015 and 2014, respectively. The decrease was primarily related to a reduction in debt outstanding. Additionally, the Company had a loss of $12,324 and a gain of $1,164,628 for the nine month periods ended December 31, 2015 and 2014, respectively, as a result of the change in fair value of the Company’s derivative instruments. The Company also had gains on extinguishment of debt of $115,981 and $751,250 for the nine month periods ended December 31, 2015 and 2014, respectively. The Company also had a loss on debt conversion of $1,121 for the nine month period ended December 31, 2014 with no comparable item in the 2015 period. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 31,
	2015	2014

Cash at beginning of period	$13,393	$4,249
Net cash used in operating activities	(288,545)	(240,102)
Net cash provided by financing activities	278,000	236,163
Cash at end of period	$2,848	$310

The Company had cash and cash equivalents of $2,848 and $13,393 as of December 31, 2015 and March 31, 2015, respectively. The Company’s capital requirements arose principally from costs associated with website development, marketing and general administrative costs for both fiscal periods ended December 31, 2015 and 2014. The Company has liabilities of $2,254,756 and $2,454,365 as of December 31, 2015 and March 31, 2015, respectively. The decrease in liabilities is primarily attributable to payments on debt and the voluntary extinguishment of debt during the period and the elimination of the derivative liability related to convertible notes, offset by working capital advances received from our Chief Executive Officer.

The Company owes principal and interest of $22,000 pursuant to a 4% unsecured term note (“Note”) representing advances made by its Chief Executive Officer as well as $1,955,934 in principal and interest pursuant to a 4% unsecured, convertible promissory note (“Convertible Note”) issued on December 1, 2015 as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note. The Company received advances of $415,500 and $600,000 during the nine month periods ended December 31, 2015 and 2014, respectively.

The Company additionally has an unsecured line of credit with $82,975 that was outstanding as of March 31, 2015, that has been forgiven by the note holder during the nine month period ending December 31, 2015.

The Company owed $67,500 in principal at December 31, 2015 as a result of a debt settlement incurred with the extinguishment of debentures. This amount is being paid in monthly installments over a 24 month period. The balance at March 31, 2015 was $135,000.

The Company spent in operating activities $288,545 and $240,102, respectively for the nine month periods ended December 31, 2015 and 2014, respectively. The increase is primarily attributable to a decrease in accounts payable of approximately $171,500 partially offset by a decrease in loss (after adjusting for non-cash items) of approximately $123,000.

Financing activities provided $278,000 and $236,163 to the Company during the nine month periods ended December 31, 2015 and 2014, respectively. The increase is attributable to a decrease in payments on debt, net of stockholder working capital advances.

As of December 31, 2015, we had an accumulated deficit of $5,235,910 compared to $5,010,816 as of March 31, 2015. The increase is attributable to the net loss for the nine month period ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the nine months ended December 31, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

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

We have incurred liabilities of $2,254,756 ($1,977,934 incurred in unsecured notes to our chief executive officer) as of December 31, 2015. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of December 31, 2015, owns approximately 51% of the issued and outstanding equity of Truli. Additionally, as of December 31, 2015, Mr. Solomon is owed $1,955,934 pursuant to a 4% unsecured, convertible promissory note which can be converted into our common stock at a price per share of $0.02. In the event that Mr. Solomon’s convertible note were converted in full, he would own approximately 99% of the issued and outstanding stock of the Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

Certain of our securities are subject to price reset provisions, variable conversion prices and adjustments. As a result, future sales of common stock or common stock equivalents may result in significant dilution to our shareholders. For instance, 50,134 common stock purchase warrants issued as compensation to placement agents in connection with our previously cancelled 12% convertible debentures have increased to 6,266,715 warrants and the exercise price has been reduced from $2.50 to $0.02 as a result of subsequent debt issuances.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 16, 2015, the Company issued an unsecured, convertible promissory note to Michael Jay Solomon, our chief executive officer in the original principal amount of $1,955,934. The Convertible note carries interest at the rate of four (4%) percent per annum, and is convertible in shares of common stock at a rate of $0.02 per share. The convertible note was issued in exchange for a pre-existing promissory note owed to Mr. Solomon for the same amount (principal plus interest). The convertible note was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act and the rules promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Agreement and Plan of Merger		14C	App A	000-53641	1/26/15

3.01	Amended and Restated Certificate of Truli Media Group, Inc. (to be filed on or about February 26, 2016)		8-K	3.01	000-53641	12/21/15

3.02	Bylaws of Truli Media Group, Inc.		14C	App C	000-53641	1/26/15

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement - September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee - September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investors on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement - August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.2	000-53641	11/27/13

4.08**	Truli Media Group 2014 Equity Compensation Plan		14C	App E	000-53641	1/26/15

4.09**	Form of 2014 Equity Compensation Plan Stock Option Agreement		14C	App E	000-53641	1/26/15

4.10**	Form of 2014 Equity Compensation Plan Restricted Stock Award Agreement		14C	App E	000-53641	1/26/15

4.11**	Form of 2014 Equity Compensation Plan Restricted Stock Unit Agreement		14C	App E	000-53641	1/26/15

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

10.03	4% Unsecured Convertible Promissory Note issued to shareholder		8-K	10.01	000-53641	12/21/2015

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***	Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2016	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)

