Form 10-K
period 2016-03-31
Truli Media Group, Inc.
filed 2016-06-29
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

TRULI MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3090646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1638 Tower Grove Drive, Beverly Hills, CA	90210
(Address of Principal Executive Offices)	(Zip Code)

(310) 274-0224

(Issuer’s Telephone Number, Including Area Code)

515 Chalette Drive, Beverly Hills, CA	90210
(Former Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 Per Share
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
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,615 based upon the closing price reported for such date on the OTC Pink tier of the OTC Markets Group Inc. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of June 15, 2016, the Company had 2,553,990 shares of its common stock, $0.0001 par value per share, outstanding.

Truli Media Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2016

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

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 12,000 videos in its library, with faith-based content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos, children’s programming, sports, education, etc. Truli also currently streams 8 Christian Network Television channels on its website. The Truli platform is also available in the Spanish language on its platform which includes roughly 4,500 items in its library.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of March 31, 2016, we had an accumulated deficit of $5,316,667. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at March 31, 2016 was $13,245, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $2,087,782 in principal and interest as of March 31, 2016. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations. Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our Chief Executive Officer, vice-president and certain of our consultants are currently not being paid. In the event financing is not obtained, we may pursue further cost cutting measures. These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2016 consolidated financial statements included in this Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

Employees

As of June 15, 2016, we have two total employees with one full-time employee, our Founder and Chief Executive Officer Michael Solomon, who has forgone payment for the fiscal year. We also employ 2 part-time consultants who are not currently being paid by Truli on a consistent basis. While we have not experienced any work disruptions or stoppages we have to consider our relationships with certain consultants tenuous as a result of certain non-payments.

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

The report of our independent auditors dated June 29, 2016 on our consolidated financial statements for the year ended March 31, 2016 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred liabilities of $2,345,910 (including $2,087,782 in unsecured notes and accrued interest due to our chief executive officer) as of March 31, 2016. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

We currently are subject to financial obligations of a settlement agreement regarding the cancellation of our previously issued 12% convertible debentures and our failure to meet payments or obligations as they become due may materially harm our financial condition.

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

Our chief executive officer, vice-president, as well as consultants, are currently working without pay and there can be no assurances that they will continue to provide services to us.

Currently, our chief executive officer, our vice-president, and certain of our consultants, are not being paid for their services provided to the company due to a shortage of company funds.  In the event that we are unable to secure additional financing to begin paying employees and consultants, they may quit, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of March 31, 2016, owns approximately 52% of the issued and outstanding equity of Truli. Additionally, as of March 31, 2016, Mr. Solomon is owed an aggregate of $1,982,084 in principal and accrued interest pursuant to a 4% unsecured, convertible promissory note which can be converted into our common stock at a price per share of $0.02. In the event that Mr. Solomon’s convertible note were converted in full, he would own approximately 99% of the issued and outstanding stock of the Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

In the event that our equity securities are sold, there is a risk of downward pressure may result, making it difficult for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

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

We conduct business in overseas markets and are therefore subject to risks inherent in the international distribution of media content, many of which are beyond our control. These risks include: (i) laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws; (ii) differing cultural tastes and attitudes, including varied censorship laws; (iii) differing degrees of protection for intellectual property; (iv) financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; (v) the instability of foreign economies and governments; (vi) fluctuating foreign exchange rates; and (vii) war and acts of terrorism.

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

ITEM 2. PROPERTIES

The Company currently does not own any properties. The Company currently occupies minimal office space provided by our CEO, Michael Solomon, at no charge to us, at 1638 Tower Grove Drive, Beverly Hills, CA 90210.  Our corporate telephone number is (310) 274-0224 and our fax number is (310) 274-2252. Questions and requests for additional information should be addressed to Michael Solomon at 1638 Tower Grove Drive, Beverly Hills, CA 90210.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2016 with respect to our compensation plans under which equity securities may be issued.

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

Our 2014 Equity Compensation Plan (“2014 Plan”) is administered by our board or any of its committees. The purposes of the 2014 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2014 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2014 Plan authorizes the issuance of up to 510,798 shares of common stock for the foregoing awards in the aggregate. As of March 31, 2016, we have granted no awards under the 2014 Plan. Accordingly, there are 510,798 shares of common stock available for future awards under the 2014 Plan. In the event of a change in control, awards under the 2014 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

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

Holders

As of June 15, 2016, there were approximately 108 holders of record of our common stock.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since September 30, 2015. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.:

●

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. We valued the option at approximately $750. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016.

●	On December 1, 2015, the Company issued an unsecured, convertible promissory note to Michael Jay Solomon, our chief executive officer in the original principal amount of $1,955,934. The Convertible note carries interest at the rate of four (4%) percent per annum, and is convertible in shares of common stock at a rate of $0.02 per share. The convertible note was issued in exchange for a pre-existing promissory note owed to Mr. Solomon for the same amount (principal plus interest).

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under “Risk Factors” and elsewhere in this report. See “Preliminary Note Regarding Forward Looking Statements.”

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations — Analysis of our financial results comparing the year ended March 31, 2016 to 2015.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Annual Report. Our actual results may differ materially.

COMPANY OVERVIEW

Business

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 12,000 videos in its library, with faith-based content currently representing roughly 40% of the Truli Platform with roughly 60% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos, children’s programming, sports, education, etc. Truli also currently streams 8 Christian Network Television channels on its website. The Truli platform is also available in the Spanish language on its platform which includes roughly 4,500 items in its library.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of March 31, 2016, we had an accumulated deficit of $5,316,667. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at March 31, 2016 was $13,245, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $2,087,782 in principal and interest as of March 31, 2016. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations. Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our Chief Executive Officer, vice-president and certain of our consultants are currently not being paid. In the event financing is not obtained, we may pursue further cost cutting measures. These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2016 consolidated financial statements included in this Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result should the Company be unable to continue as a going concern.

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

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

RESULTS OF OPERATIONS – FISCAL YEAR ENDED MARCH 31, 2016 AS COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2015

The Company had no revenue for the fiscal years ended March 31, 2016 and 2015. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $305,851 for the year ended March 31, 2016 and net income of $1,103,141 for the year ended March 31, 2015 results from the operational activities described below.

Operating Expenses

Operating expenses totaled $294,928 and $393,258 for the years ended March 31, 2016 and 2015, respectively.  The decrease in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $294,928 for the fiscal year ended March 31, 2016, principally comprised of website development costs, marketing, investor relations, professional fees and consulting fees.  The decrease of 25% for 2016 compared to 2015 was primarily attributable to decreased spending on marketing, investor relations, professional and consulting fees, due to limited capital resources. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Year Ended		Change in 2016
	March 31,		Versus 2015
	2016	2015	$	%

Interest expense	$(114,628)	$(349,005)	$234,377	(67%)
(Loss) gain on change in fair value of warrant derivative liability	(12,276)	1,087,275	(1,099,551)	(101%)
Gain on extinguishment of debt	115,981	759,250	(643,269)	(85%)
Loss on debt conversion	-	(1,121)	1,121	100%
Total other (expense) income	$(10,923)	$1,496,399	$(1,507,322)	(101%)

The Company charged to operations interest expense of $114,628 and $349,005 for the fiscal years ended March 31, 2016 and 2015, respectively. The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had expense of $12,276 and gain of $1,087,275 for the fiscal years ended March 31, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments.  The Company also had gains on extinguishment of debt of $115,981 and $759,250 for the fiscal years ended March 31, 2016 and 2015, respectively, and a loss on debt conversion of $1,121 for the fiscal year ended March 31, 2015. For more information on our convertible notes and derivative liabilities, please refer to Notes 4 and 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	Ended March 31,
	2016	2015

Cash at beginning of period	$13,393	$4,249
Net cash used in operating activities	(338,648)	(359,519)
Net cash provided by financing activities	338,500	368,663
Cash at end of period	$13,245	$13,393

The Company had cash and cash equivalents of $13,245 and $13,393 as of March 31, 2016 and 2015, respectively.  The Company’s working capital requirements arose principally from costs associated with website development, marketing and general and administrative costs for both fiscal years ended March 31, 2016 and 2015. The Company has liabilities of $2,345,910 and $2,454,365 as of March 31, 2016 and 2015, respectively.  The decrease in liabilities is primarily attributable to payments on debt and the voluntary extinguishment of debt during the period and the elimination of the derivative liability related to convertible notes, offset by working capital advances received from our Chief Executive Officer.

The Company owes principal and interest of $105,698 pursuant to a 4% unsecured term note representing advances made by its Chief Executive Officer as well as $1,982,084 in principal and interest pursuant to a 4% unsecured, convertible promissory note issued on December 1, 2015 as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note. The Company received advances of $498,500 and $755,000 during the years ended March 31, 2016 and 2015, respectively.

The Company additionally has an unsecured line of credit with $82,975 that was outstanding as of March 31, 2015, that has been forgiven by the note holder during the year ended March 31, 2016.

The Company owed $45,000 in principal at March 31, 2016 as a result of a debt settlement incurred with the extinguishment of debentures. This amount is being paid in monthly installments over a 24 month period. The balance at March 31, 2015 was $135,000.

The Company spent in operating activities $338,648 and $359,519, respectively for the years ended March 31, 2016 and 2015, respectively. The decrease is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $168,000 partially offset by a decrease in accounts payable of approximately $147,000.

Financing activities provided $338,500 and $368,663 to the Company during the years ended March 31, 2016 and 2015, respectively, respectively. The decrease is attributable to decreases in stockholder working capital advances and in payments on debt.

As of March 31, 2016, we had an accumulated deficit of $5,316,667 compared to $5,010,816 as of March 31, 2015. The increase is attributable to the net loss for year ended March 31, 2016.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2016 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of March 31, 2016.

Name	Age	Position(s)
Michael Jay Solomon	78	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer
Irving Pompadur	81	Director

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

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have two employees.  The Board of Directors has determined that the functions of such committees will be undertaken by the entire board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, we have determined that the following reports required to be filed during the Year end March 31, 2016, were filed late:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
Michael Jay Solomon	Form 4 (1 filed late)	1

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended March 31, 2016, and our fiscal year ended March 31, 2015, for (i) our Chief Executive Officer, Michael Jay Solomon.

Position	Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Michael Jay Solomon (CEO)	March 31, 2016	*	-	-	-	-
	March 31, 2015	*	-	-	-	-

* Michael Jay Solomon has forgone payment of $375,000 per annum due to the limited capital of the company.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS

We currently have a written contract with our CEO, Michael Jay Solomon.  Mr. Solomon has forgone payments for the last two fiscal years ended March 31, 2016 and 2015 respectively of $375,000 per annum due to the limited capital of the company.

DIRECTOR COMPENSATION

Director Compensation

Non-employee director compensation for a new director is determined on a case by case basis by the existing members of the board of directors at the time a director is elected. Future awards are determined on an ad-hoc basis by the members of the board of directors.

Board Compensation for year end March 31, 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irving Pompadour	-	-	-	-	-	-	-

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

The following table presents information regarding the beneficial ownership of our capital stock as of June 15, 2016 by:

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

			Common Stock
			Shares
			Underlying
Name and Address of Beneficial Owner(1)	Shares		Convertible Securities (2)		Total	Percent of Class (2)
Directors and named Executive Officers
Michael Jay Solomon	1,336,676	(3)	99,918,750	(5)	101,255,426	98.8%
Irving Pompadur	-		6,000		6,000	*
All directors and executive officers as a group (2 persons)	1,336,676		99,924,750		101,261,426	98.8%

Beneficial Owners of 5% or more
Ryan Tedder (4)	188,680		-		188,680	7.4%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Truli Media Group, Inc., 1638 Tower Grove Drive, Beverly Hills, CA 90210.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 2,553,990 shares of common stock issued and outstanding as of June 15, 2016.

(3)	Includes 892,676 shares owned directly by Michael Jay Solomon and 444,000 shares owned by Solomon Family Trust dated December 21, 1989.

(4)	45 Broadway, 32nd Floor, New York, New York 10006.

(5)	Represents shares of common stock issuable upon conversion of a 4% unsecured promissory note. As of June 15, 2016, the principal and interest underlying the note was $1,988,375. The note is convertible into shares of common stock at a price per share of $0.02.

*	Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding disclosure of an employment relationship or transaction involving our chief executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this annual report entitled in Item 11 entitled “Executive Compensation.”

●	The Company currently is in debt to its founder and Chief Executive Officer, principal and interest of $105,000 pursuant to a 4% unsecured term note representing advances (“Note”). The Note, which may be increased as additional funds may be advanced to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum commencing from September 30, 2012. The Company charged to operations interest expense of $42,210 and $43,190 for the fiscal years ended March 31, 2016 and 2015, respectively. Accrued interest payable is $698 and $92,313 at March 31, 2016 and 2015, respectively.

●

The Company issued an unsecured, convertible promissory note (“Convertible Note”) to its Chief Executive Officer in the original amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $26,150 for the year ended March 31, 2016. Accrued interest payable is $26,150 at March 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2016 and 2015 were:

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit fees	$40,000	$40,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$40,000	$40,000

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

Dated: June 29, 2016	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Jay Solomon	Chief Executive Officer, President, Chief Financial Officer and Chairman	June 29, 2016
Michael Jay Solomon	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Irving Pompadur	Director	June 29, 2016
Irving Pompadur

TRULI MEDIA GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Truli Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Truli Media Group, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truli Media Group, Inc. as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the accompanying consolidated financial statements, the Company has incurred operating losses, has accumulated deficit and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

June 29, 2016

Truli Media Group, Inc.

Consolidated Balance Sheets

	March 31, 2016	March 31, 2015
Assets
Current Assets
Cash and cash equivalents	$13,245	$13,393
Total Current Assets	13,245	13,393

Total Assets	$13,245	$13,393

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$212,792	$338,935
Accrued interest, related party	26,848	92,313
Note payable - officer	105,000	1,428,609
Notes payable, other	-	82,975
Convertible notes	-	92,500
Debt settlement payable	45,000	90,000
Derivative liability	336	284,033
Total Current Liabilities	389,976	2,409,365
Long-Term Liabilities:
Convertible note payable - officer	1,955,934	-
Debt settlement payable	-	45,000
Total Liabilities	2,345,910	2,454,365
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and 2015	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,553,990 shares issued and outstanding as of March 31, 2016 and 2015	255	255
Additional paid in capital	2,983,747	2,569,589
Accumulated deficit	(5,316,667)	(5,010,816)
Total stockholders’ deficit	(2,332,665)	(2,440,972)
Total Liabilities and Stockholders’ Deficit	$13,245	$13,393

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Operations

	Year ended March 31,	Year ended March 31,
	2016	2015
Operating expenses:
Selling, general and administrative	$294,928	$393,258
Total operating expenses	294,928	393,258
Loss from operations	(294,928)	(393,258)

Other income (expenses):
Interest expense	(114,628)	(349,005)
(Loss) gain on change in fair value of derivative liability	(12,276)	1,087,275
Gain on extinguishment of debt	115,981	759,250
Loss on debt conversion	-	(1,121)
Total other (expenses) income	(10,923)	1,496,399

(Loss) income from operations before income taxes	(305,851)	1,103,141
Provision for income taxes	-	-
Net (loss) income	$(305,851)	$1,103,141

Net (loss) earnings per share – basic and diluted	$(0.12)	$0.47

Weighted average common shares – basic and diluted	2,553,990	2,329,775

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statement of Stockholders' Deficit

For the Two Years ended March 31, 2016

	Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders'
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2014	1,883,033	$188	11,938	$16,250	$2,128,913	$(6,113,957)	$(3,968,606)
Common stock issued in exchange for cancellation of warrants	630,613	63	-	-	360,466	-	360,529
Common stock issued upon debt conversion	40,000	4	-	-	23,996	-	24,000
Adjustment for fractional shares	344	-	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	9,582	-	9,582
Compensation shares waived	-	-	(11,938)	(16,250)	16,250	-	-
Extinguished derivative liability	-	-	-	-	30,382	-	30,382
Net income	-	-	-	-	-	1,103,141	1,103,141
Balance as of March 31, 2015	2,553,990	255	-	-	2,569,589	(5,010,816)	(2,440,972)
Extinguished derivative liability	-	-	-	-	320,011	-	320,011
Forgiveness of notes and accrued interest	-	-	-	-	94,147	-	94,147
Net loss	-	-	-	-	-	(305,851)	(305,851)
Balance as of March 31, 2016	2,553,990	$255	-	$-	$2,983,747	$(5,316,667)	$(2,332,665)

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Cash Flows

	Year ended March 31,	Year ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net (loss) income	$(305,851)	$1,103,141
Adjustments to reconcile net (loss) income to net cash used in operating activities
Amortization of discount on convertible debt	-	37,246
Equity based compensation expense	-	9,582
Change in fair market value of derivative liability	12,276	(1,087,275)
Loss on excess fair value of derivative liability at inception	24,038	148,373
Loss on debt conversion	-	1,121
Gain on forgiveness of debt and default penalty	(115,981)	(765,250)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	46,870	193,543
Net cash used in operating activities	(338,648)	(359,519)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	498,500	755,000
Payments on debt settlement	(90,000)	(45,000)
Repayments of convertible notes	(70,000)	(341,337)
Net cash provided by financing activities	338,500	368,663

Net (decrease) increase in cash and cash equivalents	(148)	9,144

Cash and Cash Equivalents, beginning of year	13,393	4,249

Cash and Cash Equivalents, end of year	$13,245	$13,393

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,551	$6,264
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$320,011	$852,501
Forgiveness of notes and interest credited to paid-in capital	$94,147	$-
Notes payable and accrued interest converted into convertible note	$1,955,934	$-
Common stock issued upon conversion of debt	$-	$24,000
Debt converted to common stock	$-	$15,000
Derivative liability at inception	$24,038	$148,375
Common stock issued for cancellation of warrants	$-	$360,529
Compensation shares waived	$-	$16,250

The accompanying notes are an integral part of these consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions about assumptions used to calculate beneficial conversion of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2016 and 2015, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 105,463,984 and 4,365,824 outstanding common share equivalents at March 31, 2016 and 2015, respectively.

	March 31,	March 31,
	2016	2015
Options	93,040	93,040
Warrants	6,266,715	358,205
Convertible notes payable	99,104,229	3,914,579
	105,463,984	4,365,824

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

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2016 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

Note Payable:

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note (the “Note”, aggregating $105,000 and $1,428,609 payable as of March 31, 2016 and 2015, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $42,210 and $43,190 for the years ended March 31, 2016 and 2015, respectively. Accrued interest payable is $698 and $92,313 at March 31, 2016 and 2015, respectively.

On December 1, 2015 the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to its sole executive officer, in the original principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note.

Convertible Note Payable:

On December 1, 2015 the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to its sole executive officer, in the original principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $26,150 for the year ended March 31, 2016. Accrued interest payable is $26,150 at March 31, 2016.

NOTE 3 — NOTES PAYABLE, OTHER

On December 1, 2012, the Company entered into Unsecured Line of Credit agreement with an investor. Pursuant to the terms of the agreement, the Company promised to pay the sum up to $500,000, or the total sums advanced, together with accrued interest at the rate of 5% per annum from the date of the advance. The Company had issued nine 5% promissory notes to the investor aggregating $82,975 as of March 31, 2015. The notes matured on December 31, 2014. On December 14, 2015 the stockholder, voluntarily and without consideration, forgave the notes payable of $82,975 plus related accrued interest of $11,172. The aggregate amount of $94,147 has been credited to additional paid in capital.

NOTE 4 — CONVERTIBLE NOTES

At March 31, 2016 and 2015 convertible notes and debentures consisted of the following:

	March 31, 2016	March 31, 2015
Convertible notes payable	$-	$92,500

The Company entered into three convertible notes in August, October and November 2013, as described below. These notes had an outstanding balance of $92,500. On August 31, 2015 the Company and the note holders reached an agreement to settle the outstanding balance of the notes and all related accrued and unpaid interest and penalties for a payment of $70,000. At the time of settlement, accrued interest and penalties aggregated $93,481. The Company has recorded a gain on extinguishment of debt of $115,981 during the year ended March 31, 2016.

As a result of the extinguishment of debt, the related derivatives described in Note 5 were also extinguished. An aggregate of $320,011 has been reclassified from derivative liability to additional paid in capital.

Note issued on August 28, 2013:

On August 28, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor (“August 2013 Note”). The note had a maturity date of May 30, 2014. The note was convertible into shares of our common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We were in default on this convertible note and, accordingly, the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $9,886 during the year ended March 31, 2015. The Company recorded interest at 22% from the date of default. The note and accrued interest and penalties were settled on August 31, 2015 pursuant to the agreement described above.

During April 2014, $15,000 of principal was converted into 40,000 shares of common stock, with a value of $24,000. The Company recorded a loss on conversion of $1,121 during the year ended March 31, 2015.

During the year ended March 31, 2015 the Company recorded amortization of debt discount of $5,454 as interest expense.

Note issued on October 2, 2013:

On October 2, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amounts of $32,500 to an accredited investor (“October 2013 Note”). The note had a maturity date of July 5, 2014. The note was convertible into shares of common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We were in default on this convertible note and, accordingly, the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $17,233 during the year ended March 31, 2015. The Company recorded interest at 22% from the date of default. The note and accrued interest and penalties were settled on August 31, 2015 pursuant to the agreement described above.

During the year ended March 31, 2015 the Company amortized debt discount of $11,304 to current period operations as interest expense.

Note issued on November 7, 2013:

On November 7, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $42,500 to an accredited investor (“November 2013 Note”). The note had a maturity date of August 12, 2014. The note was convertible into shares of our common stock at a conversion price of 55% of the average of the three lowest per share market values during the ten trading days immediately preceding a conversion date. We were in default on this convertible note and, accordingly, the Company charged to operations penalty at 50% of unpaid principal and accrued interest on the date of default of $22,545 during the year ended March 31, 2015. The Company recorded interest at 22% from the date of default. The note and accrued interest and penalties were settled on August 31, 2015 pursuant to the agreement described above.

During the year ended March 31, 2015 the Company amortized debt discount of $20,486 to current period operations as interest expense.

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

On August 7, 2014 we entered into a settlement agreement and release of claims with the holders of our September 2013 Debentures. At the time of settlement, the aggregate outstanding amount due was $780,513. Pursuant to the settlement we paid an initial payment of $301,337. We additionally owe another $180,000 to be paid over 24 monthly payments beginning on October 10, 2014. In the event we default on any payment under this settlement agreement, we would be subject to substantial penalties and interest, which could have a material adverse effect on the Company’s business and financial condition. We have also extinguished the derivative liability associated with the debentures of $452,075. We have recorded a gain of $751,250 as a result of the debt extinguishment during the year ended March 31, 2015. During the years ended March 31, 2016 and 2015, the Company made payments on the settlement amount aggregating $90,000 and $45,000, respectively.

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

During the years ended March 31, 2016 and 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the periods. These additions aggregated $4,708 and $15,761 for the years ended March 31, 2016 and 2015, respectively, which has been charged to interest expense.

During the years ended March 31, 2016 and 2015, the Company recorded expense of $7,096 and $10,878, respectively, related to the change in the fair value of the derivative.

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

September 2013 Debenture Warrants (issued on September 10, 2013):

The Company issued 501,337 September 2013 Debenture Warrants in conjunction with the September 2013 Debentures. The warrants had an initial exercise price of $2.50 per share and a term of three years. The Company identified embedded derivatives related to these 501,337 September 2013 Warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements. In connection with the issuance of these warrants, we have recorded a warrant liability of $796,471, with a corresponding charge to interest expense. The value of the warrant liability was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 171%; and (4) an expected life of 3 years.

The warrants issued with the September 2013 Debentures had been adjusted due to the subsequent issuance of debt. As a result, those warrants totaled 1,253,343 with an exercise price of $1.00. The Company has also recorded an expense of $1,416,749 due to the increase in the fair value of the warrants as a result of the modifications.

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

During the year ended March 31, 2016, the compensation warrants have been adjusted due to the subsequent issuance of debt. As a result, those warrants total 6,266,715 with an exercise price of $0.02. The Company has recorded an expense of $384 due to the increase in the fair value of the warrants as a result of the modifications during the year ended March 31, 2016.

During the year ended March 31, 2015, the Company recorded adjustments due to the issuance of equity instruments at a price below the exercise price of the warrants. The Company has recorded an expense of $74,485 due to the increase in the fair value of the warrants as a result of the modifications during the year ended March 31, 2015.

During the years ended March 31, 2016 and 2015, the Company recorded income of $22,534 and $155,966, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $336 at March 31, 2016, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.391%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 74%; and (4) an expected life of 0.438 years.

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

During the years ended March 31, 2016 and 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $8,208 and $26,564 for the years ended March 31, 2016 and 2015, respectively, which has been charged to interest expense.

During the years ended March 31, 2016 and 2015, the Company recorded expense of $12,142 and $26,112, respectively, related to the change in the fair value of the derivative.

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

During the years ended March 31, 2016 and 2015, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $10,738 and $31,563, respectively, for the years ended March 31, 2016 and 2015, which has been charged to interest expense.

During the years ended March 31, 2016 and 2015, the Company recorded expense of $15,572 and $26,704, respectively, related to the change in the fair value of the derivative.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2016:

		Fair Value Measurements at March 31, 2016 using:
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$336	-	-	$336

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the years ended March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015
Balance, beginning of year	$284,033	$2,075,434
Additions	24,038	148,375
Extinguished derivative liability	(320,011)	(852,501)
Change in fair value of derivative liabilities	12,276	(1,087,275)
	$336	$284,033

NOTE 7 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through March 31, 2016. The Company has recurring net losses, an accumulated deficit of $5,316,667 and a working capital deficit (current liabilities exceeded current assets) at March 31, 2016 of $376,731. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern.

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

NOTE 8 — SHAREHOLDERS EQUITY AND CONTROL

As a consequence of the issuance of the Convertible Note described in Note 2, the Company, pursuant to a written consent of the board of directors of the Company and a written consent of the majority of the stockholders, approved to increase its authorized common stock capital by amending and restating its Certificate of Incorporation on December 16, 2015 (the “Restated Certificate”). Such Restated Certificate increased the number of the shares of the Company’s authorized common stock, par value $0.0001 per share, from 100,000,000 to 250,000,000 upon its filing. The Company filed the Restated Certificate on December 17, 2015. The Restated Certificate did not in any way affect any issued or outstanding shares of the Company’s common stock or its authorized preferred stock.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2016 and 2015 the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2016 and 2015 the Company had 2,553,990 shares of common stock issued and outstanding, respectively. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

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

On August 7, 2014 we issued 630,613 shares of our common stock in exchange for the cancellation of the 1,253,343 September 2013 Debenture Warrants described in Notes 4 and 5. As a result, $360,529 of derivative liability was reclassified to additional paid-in capital.

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

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock options

The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued to employees and consultants at March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.35 - 0.50	19,000	1.94	$0.41	19,000	$0.41
$8.50	74,040	1.72	$8.50	74,040	$8.50

The stock option activity for the two years ended March 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2014	74,760	$8.50
Granted	19,000	0.41
Exercised	-	-
Expired or canceled	(720)	8.50
Outstanding at March 31, 2015	93,040	6.85
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2016	93,040	$6.85

Warrants

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock at March 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.02	6,266,715	0.45	$0.02	6,266,715	$0.02

Warrant activity for the two years ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2014	1,378,785	$1.00
Issued	-	-
Modifications	232,763	0.35
Exercised	-	-
Expired or cancelled	(1,253,343)	(1.00)
Outstanding at March 31, 2015	358,205	0.35
Issued	-	-
Modifications	5,908,618	0.02
Exercised	-	-
Expired or cancelled	(108)	(0.50)
Outstanding at March 31, 2016	6,266,715	$0.02

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2016 and 2015, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31,	March 31,
	2016	2015
Legal and professional fees payable	$156,742	$148,373
Consulting fees payable	-	38,500
Accrued interest	-	87,975
Other payables	56,050	64,087
	$212,792	$338,935

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

At March 31, 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,604,000, which expire in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2016 and 2015, the significant components of the deferred tax assets (liabilities) are summarized below:

	2016	2015
Deferred tax assets:
Net operating loss carryover	$1,468,000	$1,311,000
Valuation allowance	(1,468,000)	(1,311,000)
Net deferred tax assets	$-	$-

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

The Company has not filed its tax returns for prior years and is in the process of bringing its filings current.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

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

NOTE 13 — SUBSEQUENT EVENTS

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. We valued the option at approximately $750. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Agreement and Plan of Merger		14C	App A	000-53641	1/26/15

3.01	Amended and Restated Certificate of Truli Media Group, Inc.		8-K	3.01	000-53641	12/21/16

3.02	Bylaws of Truli Media Group, Inc.		14C	App C	000-53641	1/26/15

4.01	Specimen of Common Stock Certificate		10-Q	4.01	000-53641	9/3/14

4.02	Form of 12% Convertible Debenture issued September 10, 2013		8-K	4.01	000-53641	9/16/13

4.03	Form of Common Stock Warrant issued to investors and placement agent September 10, 2013		8-K	4.02	000-53641	9/16/13

4.04	Form of Securities Purchase Agreement – September 10, 2013		8-K	99.01	000-53641	9/16/13

4.05	Subsidiary Guarantee – September 10, 2013		8-K	9.02	000-53641	9/16/13

4.06	Form of 8.0% convertible debenture issued to investor on August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.1	000-53641	11/27/13

4.07	Form of Securities Purchase Agreement – August 28, 2013, October 2, 2013, November 7, 2013		8-K	4.2	000-53641	11/27/13

4.08**	Truli Media Group 2014 Equity Compensation Plan		14C	App E	000-53641	1/26/15

4.09**	Form of 2014 Equity Compensation Plan Stock Option Agreement		14C	App E	000-53641	1/26/15

4.10**	Form of 2014 Equity Compensation Plan Restricted Stock Award Agreement		14C	App E	000-53641	1/26/15

4.11**	Form of 2014 Equity Compensation Plan Restricted Stock Unit Agreement		14C	App E	000-53641	1/26/15

10.01**	Employment Agreement of Michael Jay Solomon		10-K	10.01	000-53641	7/15/14

10.02	Settlement Agreement and General Release of Claims		8-K	10.01	000-53641	8/11/14

10.03	4% Unsecured Convertible Promissory Note issued to shareholder		8-K	10.01	000-53641	12/21/15

21.01	List of Subsidiaries		10-K	21.01	000-53641	7/15/14

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))	*

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished Herein

30