Form 10-Q
period 2016-06-30
Truli Media Group, Inc.
filed 2016-08-15
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 10, 2016 the number of shares of the registrant’s common stock outstanding was 2,553,990.

ITEM 1.  FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,989	$13,245
Total Current Assets	2,989	13,245

Total Assets	$2,989	$13,245

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$220,079	$212,792
Accrued interest, related party	47,813	26,848
Note payable - officer	190,000	105,000
Debt settlement payable	22,500	45,000
Derivative liability	1,478	336
Total Current Liabilities	481,870	389,976
Long-Term Liabilities:
Convertible note payable - officer	1,955,934	1,955,934
Total Liabilities	2,437,804	2,345,910
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and March 31, 2016	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,553,990 shares issued and outstanding as of June 30, 2016 and March 31, 2016	255	255
Additional paid in capital	2,983,826	2,983,747
Accumulated deficit	(5,418,896)	(5,316,667)
Total stockholders’ deficit	(2,434,815)	(2,332,665)
Total Liabilities and Stockholders’ Deficit	$2,989	$13,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2016	2015
Operating expenses:
Selling, general and administrative	$78,783	$72,965
Total operating expenses	78,783	72,965
Loss from operations	(78,783)	(72,965)

Other income (expenses):
Interest expense	(22,304)	(39,947)
Loss on change in fair value of derivative liability	(1,142)	(12,924)
Total other expenses	(23,446)	(52,871)

Loss from operations before income taxes	(102,229)	(125,836)
Provision for income taxes	-	-
Net loss	$(102,229)	$(125,836)

Net loss per share – basic and diluted	$(0.04)	$(0.05)

Weighted average common shares – basic and diluted	2,553,990	2,553,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months ended June 30,	Three Months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(102,229)	$(125,836)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	79	-
Change in fair market value of derivative liability	1,142	12,924
Loss on excess fair value of derivative liability at inception	-	14,074
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	28,252	(15,896)
Net cash used in operating activities	(72,756)	(114,734)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	85,000	140,000
Payments on debt settlement	(22,500)	(22,500)
Net cash provided by financing activities	62,500	117,500

Net (decrease) increase in cash and cash equivalents	(10,256)	2,766

Cash and Cash Equivalents, beginning of period	13,245	13,393

Cash and Cash Equivalents, end of period	$2,989	$16,159

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,340	$1,606
Cash paid during the period for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., headquartered in Beverly Hills, California, is focused on the on-demand media and social networking markets. Truli, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. From its inception (October 19, 2011) through the date of these condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of attempting to raise additional debt or equity capital to support the completion of its development activities. Consequently, its operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

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

These interim financial statements as of and for the three months ended June 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending March 31, 2017 or for any future period. All references to June 30, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended March 31, 2016, included in the Company’s annual report on Form 10-K filed with the SEC on June 29, 2016.

The condensed consolidated balance sheet as of March 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 106,539,255 and 328,475,845 outstanding common share equivalents at June 30, 2016 and 2015, respectively.

	June 30,	June 30,
	2016	2015
Options	193,040	93,040
Warrants	6,266,715	358,205
Convertible notes payable	100,079,500	328,024,600
	106,539,255	328,475,845

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

Recently Issued Accounting Pronouncements

Management does not believe that any recent changes in accounting pronouncements and Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB) are of significance or potential significance to the Company.

NOTE 2 — NOTES PAYABLE, RELATED PARTY

Note Payable:

The Company’s Founder and Chief Executive Officer has advanced funds to the Company in the form of an unsecured term note (the “Note”, aggregating $190,000 and $105,000 payable as of June 30, 2016 and March 31, 2016, respectively. The note, which may be increased as additional funds may be loaned to the Company by the Company’s Chief Executive Officer, bears interest at 4% per annum. The Company recorded interest expense of $1,459 and $15,058 for the three months ended June 30, 2016 and 2015, respectively. Accrued interest payable is $2,157 and $698 at June 30, 2016 and March 31, 2016, respectively.

Convertible Note Payable:

On December 1, 2015 the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to its sole executive officer, in the original principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $19,506 for the three months ended June 30, 2016. Accrued interest payable is $45,656 and $26,150 at June 30, 2016 and March 31, 2016, respectively.

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

During the three months ended June 30, 2016 and 2015, the Company recorded expense of $1,142 and $12,924, respectively, related to the change in the fair value of the derivative.

The fair value of the embedded derivative was $1,478 at June 30, 2016, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.264%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 688%; and (4) an expected life of 0.188 years.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2016:

		Fair Value Measurements at June 30, 2016 using:
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$1,478	-	-	$1,478

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the three months ended June 30, 2016:

June 30,
2016
Balance, beginning of year	$336
Change in fair value of derivative liabilities	1,142
$1,478

NOTE 5 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2016. The Company has recurring net losses, an accumulated deficit of $5,418,896 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2016 of $478,881. Additionally, the current development stage of the company and current economic conditions create significant challenges to attaining sufficient funding for the company to continue as a going concern. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its majority shareholder and founder to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2016 and March 31, 2016 the Company has no shares of preferred stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2016 and March 31, 2016 the Company had 2,553,990 shares of common stock issued and outstanding. Prior to merger with Truli Delaware on March 17, 2015, Truli OK was authorized to issue 495,000,000 shares of common stock, par value $0.001 per share.

Stock Options

On April 13, 2016, we granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016. We valued the option at $754 determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 327%; and (4) an expected life of 3 years. We have recorded an expense of $79 related to the option during the three months ended June 30, 2016.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2016 and March 31, 2016, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30,	March 31,
	2016	2016
Legal and professional fees payable	$157,682	$156,742
Other payables	62,397	56,050
	$220,079	$212,792

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

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three month periods ended June 30, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2016 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three month period ended June 30, 2016 to the three month period ended June 30, 2015.

●	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Business of the Company

Truli serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. Truli invites ministries from various religious denominations to upload their messages to the Truli platform, at no cost. Our goal is to have an ever expanding library from these participating ministries, centralizing, serving and extending the Christian and family values message to a greater audience than previously done before. This platform delivers all types of media content to Internet accessible devices such as computers and an assortment of digital mobile devices such as tablets and smart phones. Currently, there are roughly 14,000 videos in its library, with faith-based content currently representing roughly 50% of the Truli Platform with roughly 50% of the platform representing family entertainment such as feature films “G” and “PG” rated, music videos, children’s programming, sports, education, blogs, etc. Truli also currently streams 8 Christian Network Television channels on its website. The Truli platform is also available in the Spanish language on its platform which includes roughly 4,500 items in its library.

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

Additionally, we continue to enter into licensing agreements with content providers for family entertainment such as G and PG rated feature films, documentaries, children’s programming, music videos and lifestyle programming, both in English and Spanish.

We also offer access, though a recently added category, to blogs maintained by individual bloggers throughout the country.

All of the above activities are intended to grow Truli as a destination for those who want access to safe, clean, family appropriate content.

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

Marketing

Currently we actively market through social media outlets such as Facebook (currently approximately 750,000 likes on the Truli Facebook page), Twitter and LinkedIn. We also send regular email blasts as well as periodic press releases to report developments in the addition of content providers to our platform. In the event that we are able to access capital in the future, we would create an enhanced marketing campaign including, (i) increasing our marketing team which at this time consists of our vice presidents and contract consultants, (ii) increased direct marketing to ministries outlining the benefits of our platform to their ministry, (iii) increased presence at trade shows and conferences including the National Religious Broadcasters Convention which networks thousands of Christian community members and business people and the international Christian Retailers Show which is the largest Christian retailer gathering in the world, and (iv) other types of marketing including but not limited to increased social media, press exposure, brand building at various seminars, viral and social strategies as well as the utilization of networks, bloggers, newsletters, direct calling and radio. If we are able to raise sufficient capital we also plan on expanding the mobile phone applications related to our content to additional platforms.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to creating and marketing our online platform. As a result, since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our Chief Executive Officer. We have never generated any revenue and, as of June 30, 2016, we had an accumulated deficit of $5,418,896. We expect to continue to incur operating losses for the foreseeable future and expect to generate no revenue for the foreseeable future.

Our cash and cash equivalents balance at June 30, 2016 was $2,989, representing 100% of total assets. Based on our current expected level of operating expenditures, we are currently uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. Currently we are dependent upon working capital advances provided by our Chief Executive Officer. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

We have incurred indebtedness in the aggregate of $2,193,747 in principal and interest as of June 30, 2016. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate any revenue to pay these obligations. Accordingly, there can be no assurances that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

Our Chief Executive Officer, vice-president and certain of our consultants are currently not being paid. In the event financing is not obtained, we may pursue further cost cutting measures. These events could have a material adverse effect on our business, results of operations and financial condition.

The independent registered public accounting firm’s report on our March 31, 2016 consolidated financial statements included in our Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions about inputs used to calculate beneficial conversion of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

The Company had no revenue for the three month periods ended June 30, 2016 or 2015. Truli officially launched its website on July 10, 2012 but, has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $102,229 and $125,836 for the three month periods ended June 30, 2016 and 2015, respectively, resulted from the operational activities described below.

Operating Expenses

Operating expenses totaled $78,783 and $72,965 during the three month periods ended June 30, 2016 and 2015, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $78,783 and $72,965 for the three month periods ended June 30, 2016 and 2015, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees.  The increase of 8% for 2016 compared to 2015 was primarily attributable to increased professional fees. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended
	June 30,
	2016	2015	Change

Interest expense	$(22,304)	$(39,947)	$17,643
Loss on change in fair value of warrant derivative liability	(1,142)	(12,924)	11,782
Total other expense	$(23,446)	$(52,871)	$29,425

The Company charged to operations interest expense of $22,304 and $39,947 for the three month periods ended June 30, 2016 and 2015, respectively.  The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had loss of $1,142 and $12,924 for the three month periods ended June 30, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. For more information on our convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	Ended June 30,
	2016	2015

Cash at beginning of period	$13,245	$13,393
Net cash used in operating activities	(72,756)	(114,734)
Net cash provided by financing activities	62,500	117,500
Cash at end of period	$2,989	$16,159

The Company had cash and cash equivalents of $2,989 and $13,245 as of June 30, 2016 and March 31, 2016, respectively.  The Company’s capital requirements arose principally from costs associated with website development, marketing general administrative costs and debt settlement costs for both fiscal periods ended June 30, 2016 and 2015. The Company has liabilities of $2,437,804 and $2,345,910 as of June 30, 2016 and March 31, 2016, respectively.  The increase in liabilities is primarily attributable to working capital advances received from our Chief Executive Officer.

The Company owed $22,500 in principal at June 30, 2016 as a result of a debt settlement incurred with the extinguishment of debentures. This amount is being paid in monthly installments over a 24 month period. The balance at March 31, 2016 was $45,000.

The Company spent in operating activities $72,756 and $114,734, respectively for the years three month periods ended June 30, 2016 and 2015, respectively. The decrease is primarily attributable to an increase in accounts payable of approximately $44,000, partially offset by an increase in loss (after adjusting for non-cash items) of approximately $2,000.

Financing activities provided $62,500 and $117,500 to the Company during the three month periods ended June 30, 2016 and 2015, respectively. The decrease is attributable to decreases in stockholder working capital advances.

As of June 30, 2016, we had an accumulated deficit of $5,418,896 compared to $5,316,667 as of March 31, 2016. The increase is attributable to the net loss for three month period ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended June 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

We have incurred liabilities of $2,437,804 (including $2,193,747 in unsecured notes and accrued interest due to our chief executive officer) as of June 30, 2016. Unless we are able to restructure some or all of this outstanding debt, and raise sufficient capital to fund our continued development, we will be unable to pay these obligations as our current operations do not generate any revenue.

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

Our founder and Chief Executive Officer, Michael Jay Solomon, as of June 30 2016, owns approximately 52% of the issued and outstanding equity of Truli. Additionally, as of June 30, 2016, Mr. Solomon is owed an aggregate of $2,001,590 in principal and accrued interest pursuant to a 4% unsecured, convertible promissory note which can be converted into our common stock at a price per share of $0.02. In the event that Mr. Solomon’s convertible note were converted in full, he would own approximately 99% of the issued and outstanding stock of the Truli. Our non-management shareholders will have virtually no ability to control or direct our affairs. Management will be in a position to control all of our decisions, and removal of such persons would be virtually impossible. Management will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could have an undesired or undesirable effect. No person should invest in Truli unless such investor is willing to place all aspects of the management of the company in the existing management.

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

None.

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

Dated: August 15, 2016	TRULI MEDIA GROUP, INC.

	By:	/s/ Michael Solomon
Michael Solomon
Chief Executive Officer (Principal Executive and Financial Officer)