Form 10-Q
period 2016-09-30
Truli Media Group, Inc.
filed 2016-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-53641

TRULI MEDIA GROUP, INC

(Exact name of registrant as specified in its charter)

Delaware	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (201) 608-5101

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

As of November 14, 2016 the number of shares of the registrant’s common stock outstanding was 2,554,197.

ITEM 1.  FINANCIAL STATEMENTS

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,207	$13,245
Total Current Assets	7,207	13,245

Total Assets	$7,207	$13,245

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$176,764	$212,792
Accrued interest, related party	4,757	26,848
Accrued interest - other	65,377	-
Note payable – related party	332,000	105,000
Debt settlement payable	-	45,000
Derivative liability	-	336
Total Current Liabilities	578,898	389,976
Long-Term Liabilities:
Convertible note payable	1,955,934	-
Convertible note payable – related party	-	1,955,934
Total Liabilities	2,534,832	2,345,910
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and March 31, 2016	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,553,990 shares issued and outstanding as of September 30, 2016 and March 31, 2016	255	255
Additional paid in capital	2,983,920	2,983,747
Accumulated deficit	(5,511,800)	(5,316,667)
Total stockholders’ deficit	(2,527,625)	(2,332,665)
Total Liabilities and Stockholders’ Deficit	$7,207	$13,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,	Three Months ended September 30,	Six Months ended September 30,	Six Months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$70,598	$101,894	$149,381	$174,859
Total operating expenses	70,598	101,894	149,381	174,859
Loss from operations	(70,598)	(101,894)	(149,381)	(174,859)

Other income (expenses):
Interest expense	(23,784)	(34,020)	(46,088)	(73,967)
Gain (loss) on change in fair value of derivative liability	1,478	(85)	336	(13,009)
Gain on extinguishment of debt	-	115,981	-	115,981
Total other income (expenses)	(22,306)	81,876	(45,752)	29,005

Loss from operations before income taxes	(92,904)	(20,018)	(195,133)	(145,854)
Provision for income taxes	-	-	-	-
Net loss	$(92,904)	$(20,018)	$(195,133)	$(145,854)

Net loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.06)

Weighted average common shares – basic and diluted	2,553,990	2,553,990	2,553,990	2,553,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended September 30,	Six Months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(195,133)	$(145,854)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	173	-
Change in fair market value of derivative liability	(336)	13,009
Loss on excess fair value of derivative liability at inception	-	23,654
Gain on extinguishment of debt	-	(115,981)
Changes in operating assets and liabilities:
Increase in accrued interest	43,286	31,432
Decrease in accounts payable and accrued liabilities	(36,028)	(13,790)
Net cash used in operating activities	(188,038)	(207,530)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	232,000	348,500
Repayments of notes to related party	(5,000)	-
Payments on debt settlement	(45,000)	(45,000)
Repayments of convertible notes	-	(70,000)
Net cash provided by financing activities	182,000	233,500

Net (decrease) increase in cash and cash equivalents	(6,038)	25,970

Cash and cash equivalents, beginning of period	13,245	13,393

Cash and cash equivalents, end of period	$7,207	$39,363

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,803	$3,066
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$-	$320,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

General

Truli Media Group, Inc., a Delaware corporation initially incorporated on July 28, 2008 (the “Company”) is a holding company based in Englewood Cliffs, New Jersey. In October, 2016, the Company transferred all of its assets to a newly formed, wholly-owned subsidiary, Truly Media Corp., a California corporation (“TMC”) headquartered in Beverly Hills, California. TMC is operated by the Company’s founder, Mr. Michael J. Solomon, who is responsible for day-to-day operations. Mr. Solomon has agreed to pay all operating liabilities of the Company, excluding its outstanding Convertible Notes and public company expenses. For further information see Note 2. Prior to the transfer of its operating assets to TMC, the Company was, and TMC is, focused on the on-demand media and social networking markets. TMC, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. “Truli”, “our”, “us”, “we” or the “Company” refer to Truli Media Group, Inc. and its subsidiary, TMC. In discussing the business of the Company, we refer to the business now operated by TMC except as otherwise made clear from the context.

From commencement of its current business operations through a merger with Truli Media Group, LLC on October 19, 2011 through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of seeking an acquisition of an unrelated business, which likely would result in a change of control of the Company and dilution to current shareholders. In order to accomplish this goal, the Company must locate an acquisition target and raise additional debt or equity capital to support the operations of the target and completion of TMC’s development activities. Consequently, the Company’s operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

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

These interim financial statements as of and for the three and six months ended September 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending March 31, 2017 or for any future period. All references to September 30, 2016 and 2015 in these footnotes are unaudited.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are judgements about assumptions used to calculate beneficial conversion of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 101,258,540 and 451,245 outstanding common share equivalents at September 30, 2016 and 2015, respectively.

	September 30,	September 30,
	2016	2015
Options	193,040	93,040
Warrants	-	358,205
Convertible notes payable	101,065,500	-
Total	101,258,540	451,245

Fair Value of Financial Instruments

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

Note 2 — Notes Payable, Related Party

Note Payable

The Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to the Company, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $332,000 and $105,000 on September 30, 2016 and March 31, 2016, respectively. The Note bears interest at 4% per annum. The Company recorded interest expense of $2,601 and $16,374 for the three months ended September 30, 2016 and 2015, respectively, and $4,060 and $31,432 for the six months ended September 30, 2016 and 2015, respectively. Accrued interest payable is $4,758 and $698 at September 30, 2016 and March 31, 2016, respectively. As discussed below, the Founder has agreed to pay this Note.

Convertible Note Payable

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $19,720 and $39,226 for the three and six months ended September 30, 2016, respectively. Accrued interest payable is $65,376 and $26,150 at September 30, 2016 and March 31, 2016, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the institutional investors in equal amounts in exchange of $102,500 from each investor, each of whom acquired a separate interest in the Convertible Note. The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through March 23, 2017 with the consent of one of the investors, and thereafter through September 23, 2017 without the consent of the investors. Subsequent to September 30, 2016, Truli transferred the Company’s operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Note if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicates that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Notes and pay operating liabilities thereafter. The Purchasers of the Convertible Notes agreed to pay all of the public company costs for a period of one year following the date of the NPA. The Founder remains Chairman of the Board of Directors and no changes were made to the Board of Directors prior to or following the execution of the NPA.

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

Compensation Warrants

On September 10, 2013, the Company issued 50,134 warrants as compensation for consulting services. The warrants had an initial exercise price of $2.50 per shares and a term of three years. The Company identified embedded derivatives related to these warrants, resulting from the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements.

During the year ended March 31, 2016, the warrants were adjusted due to subsequent issuance of debt. The number of warrants was increased to a total of 6,266,715 and the exercise price was reduced to $0.02.

During the three months ended September 30, 2016 and 2015, the Company recorded income of $1,478 and expense of $369, respectively, related to the change in the fair value of the derivative. During the six months ended September 30, 2016 and 2015, the Company recorded income of $336 and $21,801, respectively, related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2016:

Fair Value Measurements at September 30, 2016 using:
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt and Warrant Derivative Liabilities	$-	-	-	$-

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the six months ended September 30, 2016:

September 30,
2016
Balance, beginning of year	$336
Change in fair value of derivative liabilities	(336)
Total	$-

Note 5 — Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2016. The Company has recurring net losses, an accumulated deficit of $5,511,800 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2016 of $571,691. Additionally, the current development stage of the Company and current economic conditions create significant challenges to attaining sufficient funding for the Company to continue as a going concern. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to identify an attractive acquisition target, obtain additional financing to close the acquisition as well as fund the future operating results of the target, develop and achieve profitable operations and obtain additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. There can be no assurance that the Company will be successful in obtaining additional funding sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 6 — Shareholders Equity and Control

As a consequence of the issuance of the Convertible Note described in Note 2, on December 16, 2015, the Company, pursuant to a written consent of the Board of Directors of the Company and a written consent of the majority of the stockholders, approved to increase its authorized common stock capital by amending and restating its Certificate of Incorporation (the “Restated Certificate”). The Restated Certificate increased the number of shares of the Company’s authorized common stock, par value $0.0001 per share, from 100,000,000 to 250,000,000 upon its filing. The Company filed the Restated Certificate on December 17, 2015. The Restated Certificate did not in any way affect any issued or outstanding shares of the Company’s common stock or its authorized preferred stock.

On September 21, 2016, the Founder and an affiliate sold their holdings of 1,336,676 shares of the Company’s common stock to Mr. Elliot Maza for $6,000 and, immediately prior to that time, appointed Mr. Maza Chief Executive Officer and Chief Financial Officer, replacing the Founder, who remains Chairman of the Board of Directors.

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2016 and March 31, 2016, the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2016 and March 31, 2016 the Company had 2,553,990 shares of common stock issued and outstanding.

Stock Options

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016. We valued the option at $754, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 327%; and (4) an expected life of 3 years. We have recorded compensation expense of $94 and $173 related to the option during the three and six months ended September 30, 2016, respectively.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities for the period ending September 30, 2016 and March 31, 2016, are comprised of the following:

	September 30,	March 31,
	2016	2016
Legal and professional fees payable	$122,955	$156,742
Other payables	53,809	56,050
Total	$176,764	$212,792

Note 8 — Commitments and Contingencies

The Company is subject to legal proceedings and claims from time to time, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Note 9 — Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements other than the following:

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (each, a “Note”) to certain accredited investors (the “Investors”) and received $50,000 in gross proceeds (the “Financing”).

The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02 (the “Conversion Price”), subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date (the “Maturity Date”) that is five months from the issue date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note).

The Company intends to use the net proceeds from the Financing for general corporate purposes.

The Financing was conducted as a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

See Note 1 for information concerning TMC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and six months ended September 30, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2016 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc. and its subsidiary, TMC.

Corporate Development

Truli Media Group, Inc., an Oklahoma corporation, formerly known as SA Recovery Corp., was incorporated on July 28, 2008. On June 13, 2012, the company entered into a Reorganization Agreement (the “Reorganization Agreement") with Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) formed on October 19, 2011, and SA Recovery Merger Subsidiary, Inc., pursuant to an agreement and plan of merger. Under the terms of the Reorganization Agreement and plan of merger, all of Truli LLC’s membership interests were exchanged for shares of the Truli Media Group, Inc. common stock, or, at the time, approximately 74% of the fully diluted issued and outstanding shares of common stock of Truli Media Group, Inc. Prior to the merger, the company was a publicly traded corporation with nominal operations. For accounting purposes, Truli LLC was the surviving entity.

On March 17, 2015, Truli reincorporated in Delaware. Concurrent with the reincorporation, the Company completed a 1-for-50 reverse stock split.

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

On September 21, 2016, Michael J. Solomon, the founder and Chairman of the Board of the Company (the “Founder”) sold a convertible note with a principal amount of $1,955,934 previously issued by the Company to the Founder (the “Convertible Note”) to two institutional investors in equal amounts in exchange for payment of $102,500 from each investor. Under the terms of the Note Purchase Agreement (the “NPA”) it will be an Event of Default if the Founder does not pay all operating costs of the Company (other than specified public company costs and the Convertible Note. Additionally, the Founder has a one year option to acquire the Company’s current operating assets for $5,000. The NPA requires the Founder to pay all of the liabilities as of the date of the NPA other than the Convertible Note and public company expenses and continue to pay all operating liabilities other than the public company liabilities, which will be paid by the purchasers of the Convertible Note for one year. If the Founder fails to pay these liabilities, it will be an Event of Default under the Convertible Notes.

Concurrent with the sale of the Convertible Note to the two institutional investors, the Founder and an affiliate sold their controlling block of Company Common Stock to the Company’s new Chief Executive Officer and Chief Financial Officer for $6,000. Subsequent to the end of the quarter, in order to simplify accounting and the potential exercise of the option to acquire the Company’s current operating assets, the Company formed a California corporation, Truli Media Corp. (“TMC”) as a wholly-owned subsidiary of the Company, and thereafter the Company transferred its operating assets to TMC and the Founder assumed the operating liabilities other than the Convertible Notes and public company liabilities. In describing the business of the Company below, the description relates to its historical business since October 2011 as operated by the Company through October 2016 and thereafter by TMC. All references to TMC in this context give effect to the operations by Truli prior to the date of the transfer of the assets to TMC.

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

Additionally, Truli continues to enter into licensing agreements with content providers for family entertainment such as G and PG rated feature films, documentaries, children’s programming, music videos and lifestyle programming, both in English and Spanish.

Truli offers access, though a recently added category, to blogs maintained by individual bloggers throughout the country.

All of the above activities are intended to grow Truli as a destination for those who want access to safe, clean, family appropriate content.

Truli consumers have access to free content as well as certain Pay-per-View content on the interactive digital platform from which Truli hopes to eventually derive revenue. In the event Truli is able to raise sufficient capital, and its platform gains significant traffic, Truli plans to sell advertising space on its website. Additionally Truli plans to sell faith based merchandise through its website once it is financially able to do so. Truli has created a “donation” section of its website whereby it will receive 15% of donations given to ministries and churches.

Truli will allow partners to monetize their content through its platform by letting them set purchase prices for their content, and allowing them to receive money though the “donation” section of Truli’s website.

Truli has not generated any revenue from these business strategies and there can be no assurances that we will do so in the future.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015:

The Company had no revenue for the three month periods ended September 30, 2016 or 2015. Truli officially launched its website on July 10, 2012 but has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $92,904 and $20,018 for the three month periods ended September 30, 2016 and 2015, respectively, resulted from the operational activities described below.

Operating expenses totaled $70,598 and $101,894 during the three month periods ended September 30, 2016 and 2015, respectively.  The decrease in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $70,598 and $101,894 for the three month periods ended September 30, 2016 and 2015, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees.  The decrease of 31% in 2016 compared to 2015 was primarily attributable to decreased professional fees and insurance costs. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended September 30,
	2016	2015	Change
Interest expense	$(23,784)	$(34,020)	$10,236
Gain (loss) on change in fair value of warrant derivative liability	1,478	(85)	1,563
Gain on extinguishment of debt	-	115,981	(115,981)
Total other income (expense)	$(22,306)	$81,876	$(104,182)

The Company charged to operations interest expense of $23,784 and $34,020 for the three month periods ended September 30, 2016 and 2015, respectively.  The decrease was primarily related to a reduction in debt outstanding.  Additionally, the Company had a gain of $1,478 and a loss of $85 for the three month periods ended September 30, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. The Company recorded a gain of $115,981 on the extinguishment of debt during the 2015 period, with no comparable item in the current period. For more information on the Company’s convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015:

The Company had no revenue for the six month periods ended September 30, 2016 or 2015. Net loss of $195,133 and $145,854 for the six month periods ended September 30, 2016 and 2015, respectively, resulted from the operational activities described below.

Operating expenses totaled $149,381 and $174,859 during the six month periods ended September 30, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $149,381 and $174,859 for the six month periods ended September 30, 2016 and 2015, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees. The decrease of 15% in 2016 compared to 2015 was primarily attributable to decreased consulting fees and insurance costs.

Other Income (Expense)

	Six Months Ended September 30,
	2016	2015	Change
Interest expense	$(46,088)	$(73,967)	$27,879
Gain (Loss) on change in fair value of warrant derivative liability	336	(13,009)	13,345
Gain on extinguishment of debt	-	115,981	(115,981)
Total other income (expense)	$(45,752)	$29,005	$(74,757)

The Company charged to operations interest expense of $46,088 and $73,967 for the six month periods ended September 30, 2016 and 2015, respectively. The decrease was primarily related to a reduction in debt outstanding. Additionally, the Company had a gain of $336 and a loss of $13,009 for the six month periods ended September 30, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. The Company recorded a gain of $115,981 on the extinguishment of debt during the 2015 period, with no comparable item in the current period. For more information on the Company’s convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our founder and former Chief Executive Officer. We expect to continue to incur operating losses for the foreseeable future. As of September 30, 2016, we had an accumulated deficit of $5,511,800 compared to $5,316,667 as of March 31, 2016. The increase is attributable to the net loss for the six month period ended September 30, 2016. Our net cash used in operations was $188,038 and $207,530 for the six months ended September, 2016 and 2015, respectively. The decrease is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $30,000, partially offset by a decrease in accounts payable of approximately $10,000. Our working capital deficiency was $571,691 as of September 30, 2016.

The Company had cash and cash equivalents of $7,207 and $13,245 as of September 30, 2016 and March 31, 2016, respectively. The Company’s capital requirements arose principally from costs associated with website development, marketing general administrative costs and debt settlement costs for both fiscal periods ended September 30, 2016 and 2015. The Company has liabilities of $2,534,832 and $2,345,910 as of September 30, 2016 and March 31, 2016, respectively. The increase in liabilities is primarily attributable to working capital advances received from our founder and former Chief Executive Officer.

The Company repaid $45,000 in principal during the six months ended September 30, 2016 related to a debt settlement incurred with the extinguishment of debentures. The debt settlement has been fully satisfied at September 30, 2016.

As described elsewhere in this Report, the purchasers of the Convertible Note are responsible for public company expenses for one year. They have orally agreed to provide an interim loan to fund the necessary ongoing costs. Under the NPA, the Founder is responsible for ongoing operating costs. We expect that he will pay these costs, but the payments will continue to be recorded as payables of the Company. If the Founder fails to pay the ongoing costs, the NPA provides that such failure is an Event of Default under the Convertible Note, which would in turn require TMC to cease operations. The Company has nominal cash as of the date of this Report and is totally reliant upon receipt of loans from the purchasers of the Convertible Note to meet its public company expenses and payment by the Founder of TMC’s operating expenses. While we believe that the purchasers will fund our public company expenses, our future liquidity is based upon our ability to obtain an acquisition target and obtain sufficient funding. There are no assurances that we will be successful in either regard.

Based on our current expected level of operating expenditures, we are uncertain if we will be able to fund our operations until our next year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our website and digital platform. There is no assurance that such financing will be available to us when needed to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop developing or marketing our products, or cease operations altogether, or file for bankruptcy. We currently do not have binding commitments for future funding of cash from any source other than the Founder’s payment obligations under the NPA.

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

Off-Balance Sheet Arrangements

None

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

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

Not applicable as we are a smaller reporting company as defined by Rule 229.10(f) (1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Not required as we are a smaller reporting company as defined by Rule 229.10(f) (1).

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (each, a “Note”) to certain accredited investors (the “Investors”) and received $50,000 in gross proceeds (the “Financing”).

The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02 (the “Conversion Price”), subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date (the “Maturity Date”) that is five months from the issue date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note).

The Company intends to use the net proceeds from the Financing for general corporate purposes.

The Financing was conducted as a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	8-K	12/21/15	3.01
3.2	Bylaws	14C	1/26/15	App C
10.1	Stock Purchase Agreement dated 9/21/16	8-K	9/23/16	10.1
10.2	Form of Note Purchase Agreement dated 9/21/16	8-K	9/23/16	10.2
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016	TRULI MEDIA GROUP, INC.

	By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer (Principal Executive and Financial Officer)

