Form 10-Q
period 2016-12-31
Truli Media Group, Inc.
filed 2017-02-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

As of February 14, 2017 the number of shares of the registrant’s common stock outstanding was 2,554,197.

ITEM 1. FINANCIAL STATEMENTS

Truli Media Group, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,127	$13,245
Total Current Assets	39,127	13,245

Total Assets	$39,127	$13,245

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$178,067	$212,792
Accrued interest, related party	8,397	26,848
Accrued interest - others	85,847	-
Note payable - related party	395,290	105,000
Convertible notes payable - others, net of discount of $571	49,429	-
Debt settlement payable	-	45,000
Derivative liability	72,186	336
Total Current Liabilities	789,216	389,976
Long-Term Liabilities:
Convertible note payable - others	1,955,934	-
Convertible note payable - related party	-	1,955,934
Total Liabilities	2,745,150	2,345,910
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,554,197 and 2,553,990 shares issued and outstanding as of December 31, 2016 and March 31, 2016	255	255
Additional paid in capital	2,984,014	2,983,747
Accumulated deficit	(5,690,292)	(5,316,667)
Total stockholders’ deficit	(2,706,023)	(2,332,665)
Total Liabilities and Stockholders’ Deficit	$39,127	$13,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended December 31,	Three Months ended December 31,	Nine Months ended December 31,	Nine Months ended December 31,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$81,351	$61,061	$230,732	$235,920
Total operating expenses	81,351	61,061	230,732	235,920
Loss from operations	(81,351)	(61,061)	(230,732)	(235,920)

Other income (expenses):
Interest expense	(26,973)	(18,864)	(73,061)	(92,831)
(Loss) gain on change in fair value of derivative liability	(70,168)	685	(69,832)	(12,324)
Gain on extinguishment of debt	-	-	-	115,981
Total other income (expenses)	(97,141)	(18,179)	(142,893)	10,826

Loss from operations before income taxes	(178,492)	(79,240)	(373,625)	(225,094)
Provision for income taxes	-	-	-	-
Net loss	$(178,492)	$(79,240)	$(373,625)	$(225,094)

Net loss per share – basic and diluted	$(0.07)	$(0.03)	$(0.15)	$(0.09)

Weighted average common shares – basic and diluted	2,554,197	2,553,990	2,554,197	2,553,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended December 31,	Nine Months ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(373,625)	$(225,094)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	267	-
Amortization of debt discount	380	-
Change in fair market value of derivative liability	69,832	12,324
Excess fair value of derivative liability at inception	1,067	23,654
Gain on extinguishment of debt	-	(115,981)
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(34,725)	(48,336)
Increase in accrued interest	67,396	64,888
Net cash used in operating activities	(269,408)	(288,545)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	296,500	415,500
Repayments of notes payable, related party	(6,210)	-
Payments on debt settlement	(45,000)	(67,500)
Proceeds from convertible notes	50,000	-
Repayments of convertible notes	-	(70,000)
Net cash provided by financing activities	295,290	278,000

Net increase (decrease) in cash and cash equivalents	25,882	(10,545)

Cash and cash equivalents, beginning of period	13,245	13,393

Cash and cash equivalents, end of period	$39,127	$2,848

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,218	$4,288
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Discount attributable to derivative liability	$951	$-
Extinguished derivative liability	$-	$320,011
Forgiveness of notes and interest credited to paid-in capital	$-	$94,147
Notes payable and accrued interest converted into convertible note	$-	$1,955,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

General

Truli Media Group, Inc., a Delaware corporation initially incorporated on July 28, 2008 (the “Company”) is a holding company based in Englewood Cliffs, New Jersey. In October, 2016, the Company transferred all of its assets to a newly formed, wholly-owned subsidiary, Truli Media Corp., a California corporation (“TMC”) headquartered in Beverly Hills, California. TMC is operated by the Company’s founder, Mr. Michael J. Solomon, who is responsible for day-to-day operations. Mr. Solomon has agreed to pay all operating liabilities of the Company, excluding its outstanding Convertible Notes and public company expenses. For further information see Note 2. Prior to the transfer of its operating assets to TMC, the Company was, and TMC is, focused on the on-demand media and social networking markets. TMC, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. “Truli”, “our”, “us”, “we” or the “Company” refer to Truli Media Group, Inc. and its subsidiary, TMC. In discussing the business of the Company, we refer to the business now operated by TMC except as otherwise made clear from the context.

From commencement of its current business operations through a merger with Truli Media Group, LLC on June 13, 2012 through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of seeking an acquisition of an unrelated business, which likely would result in a change of control of the Company and dilution to current shareholders. In order to accomplish this goal, the Company must locate an acquisition target and raise additional debt or equity capital to support the operations of the target and completion of TMC’s development activities. Consequently, the Company’s operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

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

These interim financial statements as of and for the three and nine months ended December 31, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending March 31, 2017 or for any future period. All references to December 31, 2016 and 2015 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 104,782,090 and 104,156,563 outstanding common share equivalents at December 31, 2016 and 2015, respectively.

	December 31,	December 31,
	2016	2015
Options	193,040	93,040
Warrants	-	6,266,823
Convertible notes payable	104,589,050	97,796,700
Total	104,782,090	104,156,563

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred shares transaction and the effective conversion price embedded in the preferred shares.

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

Note 2 — Notes Payable

Note Payable – Related Party

The Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to the Company, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $395,290 and $105,000 on December 31, 2016 and March 31, 2016, respectively. The Note bears interest at 4% per annum. The Company recorded interest expense of $3,639 and $10,133 for the three months ended December 31, 2016 and 2015, respectively, and $7,699 and $41,565 for the nine months ended December 31, 2016 and 2015, respectively. Accrued interest payable is $8,397 and $698 at December 31, 2016 and March 31, 2016, respectively. As discussed below, the Founder has agreed to pay this Note.

Convertible Notes Payable – Related Party and Other

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $19,720 and $58,946 for the three and nine months ended December 31, 2016, respectively. The Company recorded interest expense of $6,645 for the three and nine months ended December 31, 2015, respectively. Accrued interest payable is $85,096 and $26,150 at December 31, 2016 and March 31, 2016, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the institutional investors in equal amounts in exchange for $102,500 from each investor, each of whom acquired a separate interest in the Convertible Note. The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through March 23, 2017 with the consent of one of the investors, and thereafter through September 23, 2017 without the consent of the investors. Subsequent to September 30, 2016, Truli transferred the Company’s operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Note if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicates that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Note and pay operating liabilities thereafter. The Purchasers of the Convertible Note agreed to pay all of the public company costs for a period of one year following the date of the NPA. The Founder remains Chairman of the Board of Directors and no changes were made to the Board of Directors prior to or following the execution of the NPA.

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November 2016 Notes”, and each, a “Note”) to certain accredited investors and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note). The Company recorded interest expense of $750 for the three and nine months ended December 31, 2016, respectively. Accrued interest payable is $750 and $0 at December 31, 2016 and March 31, 2016, respectively.

Note 3 — Derivatives

The Company has identified certain embedded derivatives related to its convertible notes and common stock purchase warrants. Certain of the notes are convertible into a variable number of shares or have a price reset feature. Therefore, the conversion features of those debentures are recorded as derivative liabilities. Similarly, the warrants have a price reset feature, and as a result, are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Compensation Warrants

On September 10, 2013, the Company issued 50,134 warrants as compensation for consulting services. The warrants had an initial exercise price of $2.50 per shares and a term of three years. The Company identified embedded derivatives related to these warrants, due to the price reset features of these instruments. As a result, we have classified these instruments as derivative liabilities in the financial statements.

During the year ended March 31, 2016, the warrants were adjusted upon the subsequent issuance of debt in accordance with the terms of the warrants. The number of warrants was increased to a total of 6,266,715 and the exercise price was reduced to $0.02.

During the three months ended December 31, 2016 and 2015, the Company recorded income of $0 and $685, respectively, related to the change in the fair value of the derivative. During the nine months ended December 31, 2016 and 2015, the Company recorded income of $336 and $22,486, respectively, related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

November 2016 Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which will be amortized to interest expense over the term of the Notes. During the three and nine months ended December 31, 2016, $380 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,067 for the three months ended December 31, 2016, and were charged to interest expense.

During the three months ended December 31, 2016, the Company recorded expense of $70,168 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $72,186 at December 31, 2016, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.56%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 318%; and (4) an expected life of 3 months.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2016:

	Fair Value Measurements at December 31, 2016 using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities:	$72,186	-	-	$72,186

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the nine months ended December 31, 2016:

December 31,
2016
Balance, beginning of year	$336
Additions	2,018
Change in fair value of derivative liabilities	69,832
Total	$72,186

Note 5 — Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through December 31, 2016. The Company has recurring net losses, an accumulated deficit of $5,690,292 and a working capital deficit (current liabilities exceeded current assets) at December 31, 2016 of $750,089. Additionally, the current development stage of the Company and current economic conditions create significant challenges to attaining sufficient funding for the Company to continue as a going concern. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to identify an attractive acquisition target, obtain additional financing to close the acquisition as well as fund the future operating results of the target, develop and achieve profitable operations and obtain additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. There can be no assurance that the Company will be successful in obtaining additional funding sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2016 and March 31, 2016, the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2016 and March 31, 2016, the Company had 2,554,197 and 2,553,990 shares of common stock issued and outstanding, respectively.

Stock Options

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016. We valued the option at $754, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 327%; and (4) an expected life of 3 years. We have recorded compensation expense of $94 and $267 related to the option during the three and nine months ended December 31, 2016, respectively.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2016 and March 31, 2016, are comprised of the following:

	December 31,	March 31,
	2016	2016
Legal and professional fees payable	$96,063	$156,742
Other payables	82,004	56,050
Total	$178,067	$212,792

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three and nine months ended December 31, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2016 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

On September 21, 2016, Michael J. Solomon, the founder and Chairman of the Board of the Company (the “Founder”) sold a convertible note with a principal amount of $1,955,934 previously issued by the Company to the Founder (the “Convertible Note”) to two institutional investors in equal amounts in exchange for payment of $102,500 from each investor. Under the terms of the Note Purchase Agreement (the “NPA”) it will be an Event of Default if the Founder does not pay all operating costs of the Company (other than specified public company costs and the Convertible Note). Additionally, the Founder has a one year option to acquire the Company’s current operating assets for $5,000. The NPA requires the Founder to pay all of the liabilities as of the date of the NPA other than the Convertible Note and public company expenses and continue to pay all operating liabilities other than the public company liabilities, which will be paid by the purchasers of the Convertible Note for one year. If the Founder fails to pay these liabilities, it will be an Event of Default under the Convertible Note.

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

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015:

The Company had no revenue for the three month periods ended December 31, 2016 or 2015. Net loss of $178,492 and $79,240 for the three month periods ended December 31, 2016 and 2015, respectively, resulted from the operational activities described below.

Operating expenses totaled $81,351 and $61,061 during the three month periods ended December 31, 2016 and 2015, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $81,351 and $61,061 for the three month periods ended December 31, 2016 and 2015, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees. The increase of 33% in 2016 compared to 2015 was primarily attributable to increased consulting fees. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended December 31,
	2016	2015	Change

Interest expense	$(26,973)	$(18,864)	$(8,109)
(Loss) gain on change in fair value of warrant derivative liability	(70,168)	685	(70,853)
Total other expense	$(97,141)	$(18,179)	$(78,962)

The Company charged to operations interest expense of $26,973 and $18,864 for the three month periods ended December 31, 2016 and 2015, respectively. The increase was primarily related to an increase in debt outstanding in the current quarter as compared to the same quarter last year. Additionally, the Company had a loss of $70,168 and a gain of $685 for the three month periods ended December 31, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. For more information on the Company’s convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015:

The Company had no revenue for the nine month periods ended December 31, 2016 or 2015. Net loss of $373,625 and $225,094 for the nine month periods ended December 31, 2016 and 2015, respectively, resulted from the operational activities described below.

Operating expenses totaled $230,732 and $235,920 during the nine month periods ended December 31, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $230,732 and $235,920 for the nine month periods ended December 31, 2016 and 2015, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees. The decrease of 2% in 2016 compared to 2015 was primarily attributable to decreased professional fees and insurance costs, partially offset by increases in marketing efforts.

Other Income (Expense)

	Nine Months Ended December 31,
	2016	2015	Change
Interest expense	$(73,061)	$(92,831)	$19,770
Loss on change in fair value of derivative liability	(69,832)	(12,324)	(57,508)
Gain on extinguishment of debt	-	115,981	(115,981)
Total other (expense) income	$(142,893)	$10,826	$(153,719)

The Company charged to operations interest expense of $73,061 and $92,831 for the nine month periods ended December 31, 2016 and 2015, respectively. The decrease was primarily related to a reduction in debt outstanding during the nine month period ended December 31, 2016 as compared to the period ended December 31, 2015. Additionally, the Company had a loss of $69,832 and $12,324 for the nine month periods ended December 31, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. The Company recorded a gain of $115,981 on the extinguishment of debt during the 2015 period, with no comparable item in the current period. For more information on the Company’s convertible notes and derivative liabilities, please refer to Notes 3 and 4 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and advances primarily made by our Founder and former Chief Executive Officer. We expect to continue to incur operating losses for the foreseeable future. As of December 31, 2016, we had an accumulated deficit of $5,690,292 compared to $5,316,667 as of March 31, 2016. The increase is attributable to the net loss for the nine month period ended December 31, 2016. Our net cash used in operations was $269,408 and $288,545 for the nine months ended December 31, 2016 and 2015, respectively. The decrease is primarily attributable to a decrease in loss (after adjusting for non-cash items) of approximately $3,000 and a net increase in accounts payable of approximately $16,000. Our working capital deficiency was $750,089 as of December 31, 2016.

The Company had cash and cash equivalents of $39,127 and $13,245 as of December 31, 2016 and March 31, 2016, respectively. The Company’s capital requirements arose principally from costs associated with website development, marketing, general administrative costs and debt settlement costs for both fiscal periods ended December 31, 2016 and 2015. The Company has liabilities of $2,745,150 and $2,345,910 as of December 31, 2016 and March 31, 2016, respectively. The increase in liabilities is primarily attributable to working capital advances received from our founder and former Chief Executive Officer, issuance of convertible notes payable, as well as an increase in accrued interest and derivative liabilities related to our convertible notes.

The Company repaid $45,000 in principal during the nine months ended December 31, 2016 related to a debt settlement incurred with the extinguishment of debentures. The debt settlement has been fully satisfied.

As described elsewhere in this Report, the purchasers of the Convertible Note are responsible for public company expenses for one year. They have orally agreed to provide an interim loan to fund the necessary ongoing costs. Under the Note Purchase Agreement (NPA), the Founder is responsible for ongoing operating costs. We expect that he will pay these costs, but the payments will continue to be recorded as payables of the Company. If the Founder fails to pay the ongoing costs, the NPA provides that such failure is an Event of Default under the Convertible Note, which would in turn require TMC to cease operations. The Company has nominal cash as of the date of this Report and is totally reliant upon receipt of loans from the purchasers of the Convertible Note to meet its public company expenses and payment by the Founder of TMC’s operating expenses. While we believe that the purchasers will fund our public company expenses, our future liquidity is based upon our ability to obtain an acquisition target and obtain sufficient funding. There are no assurances that we will be successful in either regard.

Based on our current expected level of operating expenditures, we are uncertain if we will be able to fund our operations over the next 12 months. We need to raise additional cash through further loans from the Convertible Note purchasers or other private sales of equity or debt securities to continue to fund operations. There is no assurance that such financing will be available to us when needed to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, cease operations altogether, or file for bankruptcy. We currently do not have binding commitments for future funding of cash from any source other than the Founder’s payment obligations under the NPA which are limited to TMC.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred shares transaction and the effective conversion price embedded in the preferred shares.

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

Not required for smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “Notes”) to certain accredited investors and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note).

The Notes were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder. The Notes may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Form of Convertible Promissory Note dated November 8, 2016				Filed
31.1	Certification of Principal Executive and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2017	TRULI MEDIA GROUP, INC.

	By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer (Principal Executive and Financial Officer)

