Form 10-K
period 2017-03-31
Truli Media Group, Inc.
filed 2017-06-30
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

TRULI MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3090646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Sylvan Ave., Suite 101 Englewood Cliffs, NJ	07632
(Address of Principal Executive Offices)	(Zip Code)

(201) 608 5101

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.   (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,900 based on the closing price of the registrant’s common stock on that date ($0.0024).

As of June 26, 2017, the Company had 2,554,197 shares of its common stock, $0.0001 par value per share, outstanding.

This Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about our liquidity, actual or potential future sales, market size, collaborations, or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. See the Risk Factors which are contained in Item 7 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

As used in this Form 10-K, the terms "we", "us", "our", “Truli”, and the "Company" means Truli Media Group, Inc., a Delaware corporation, its wholly-owned subsidiary Truli Media Corp., a California corporation (“TMC”).

i

PART I

ITEM 1. BUSINESS

Company Overview

The following discussion relates to the business that the Company has historically and currently operates. As a result of a transaction the Company entered into with its Founder, as defined, on September 21, 2016, the Company has been seeking to acquire another business in a reverse merger transaction that would be dilutive to the Company’s existing shareholders, which would likely occur together with the financing which would be further dilutive to existing shareholder. Although, the Founder continues to operate our business and advancing personal funds to do so, he has been unable to monetize that business. It is for this reason that he concluded that he would never recoup the approximately $1,956,000 he had previously lent to the Company and agreed to bring in a new chief executive officer who was charged with finding an acquisition. During the course of the periods since September 21, 2016, the new Chief Executive Officer has devoted time toward finding such a reverse merger candidate. While he has located such an opportunity, no binding agreements have been reached and we cannot assure you that any definitive agreement will be reached in the future and thereafter closed. Consequently, the Company’s operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

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

History

Truli Media Group, Inc., was incorporated in Oklahoma on July 28, 2008. On June 13, 2012, the Company acquired Truli Media Group, LLC, a Delaware Limited Liability Company (“Truli LLC”) formed on October 19, 2011. Under the terms of the Reorganization Agreement, all of Truli LLC’s membership interests were exchanged for shares of the Truli Media Group, Inc. common stock, or, at the time, approximately 74% of the fully diluted issued and outstanding shares of common stock of Truli Media Group, Inc. Prior to this reverse merger, the company was a publicly traded corporation with nominal operations. On March 17, 2015, Truli reincorporated in Delaware.

On September 21, 2016, Michael J. Solomon, the founder of Truli LLC and Chairman of the Board of the Company (the “Founder”) sold convertible notes with a principal amount of $1,955,934 previously issued by the Company to the Founder (the “Convertible Notes”) to two institutional investors in equal amounts in exchange for payment of $102,500 from each investor. Under the terms of the Note Purchase Agreement (the “NPA”) it will be an Event of Default if the Founder does not pay all operating costs of the Company (other than specified public company costs and the Convertible Notes). Additionally, the Founder has a one year option to acquire the Company’s current operating assets for $5,000. The NPA requires the Founder to pay all of the liabilities as of the date of the NPA other than the Convertible Notes and public company expenses and continue to pay all operating liabilities other than the public company liabilities, which will be paid by the purchasers of the Convertible Notes for one year. If the Founder fails to pay these liabilities, it will be an Event of Default under the Convertible Notes.

Concurrent with the sale of the Convertible Notes to the two institutional investors, the Founder and an affiliate sold their controlling block of Company Common Stock to the Company’s new Chief Executive Officer and Chief Financial Officer for $6,000. Subsequent to the end of the quarter, in order to simplify accounting and the potential exercise of the option to acquire the Company’s current operating assets, the Company formed TMC as a wholly-owned subsidiary of the Company, and thereafter the Company transferred its operating assets to TMC and the Founder assumed the operating liabilities other than the Convertible Notes and public company liabilities. In describing the business of the Company below, the description relates to its historical business since October 2011 as operated by Truli LLC through October 2016 and thereafter by TMC. All references to TMC in this context give effect to the operations by Truli prior to the date of the transfer of the assets to TMC.

Business Strategy

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

Employees

As of June 26, 2017, we have one full-time employee who works for TMC.

Marketing

Due to our current lack of capital, we currently market in a very limited capacity, primarily through press releases. In the event that we are able to access capital in the future, we would create a marketing campaign including, (i) direct marketing to ministries outlining the benefits of our platform to their ministry, (ii) presence at trade shows and conferences including the National Religious Broadcasters Convention which networks thousands of Christian community members and business people and the international Christian Retailers Show which is the largest Christian retailer gathering in the world, and (iii) other types of marketing including but not limited to social media, press exposure, brand building at various seminars, viral and social strategies as well as the utilization of networks, bloggers, newsletters, direct calling and radio. If we are able to raise sufficient capital we also plan on developing technology to create mobile phone applications related to our content. It is not likely that we will raise capital until Mr. Solomon either exercises his option and we acquire a new operating entity or the option lapses and we continue to own TMC. In that event, Mr. Solomon will likely become Chief Executive Officer again.

Plan of Operation

Because Mr. Solomon began to see that the public markets did not appear to favor TMC’s business, he sold the Convertible Notes and acquired the option to acquire TMC. We have had discussions with third parties about acquiring another business. Any acquisition would likely require us to raise capital using common stock or securities convertible into exercisable for and/or exchangeable for common stock. We cannot assure you Mr. Solomon will exercise his option or that we will enter into a reverse merger transaction and complete a financing. If we do, terms may be adverse to our current shareholders.

Corporate Information

Our corporate headquarters is located at 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632 and our corporate telephone number is (201) 608-5101. Our operational activities are conducted at 1638 Tower Grove Drive, Beverly Hills, CA 90210. Additional information can be found on our website: www.truli.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Report on Form 10-K.

ITEM 1A. RISK FACTORS

We are a smaller reporting company. Accordingly, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently does not own any properties. The Company currently occupies minimal office space provided by our CEO, Elliot Maza, at no charge to us, at 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632 and by our Founder, Michael Solomon, at 1638 Tower Grove Drive, Beverly Hills, CA 90210.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock trades on the OTCPink, under the symbol “TRLI.” The last reported sale price of Truli Media’s common stock as reported by the OTCPink on June 21, 2017 was $0.0038. As of that date, we had 349 record holders. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis, and has only averaged trading on two days per month over the past year.

		Prices
Year	Period Ended	High	Low
		($)	($)
Fiscal 2017
	March 31	0.041	0.020
	December 31	0.102	0.002
	September 30	0.008	0.001
	June 30	0.008	0.000
Fiscal 2016
	March 31	0.008	0.005
	December 31	0.004	0.002
	September 31	0.002	0.001
	June 30	0.08	0.001

Holders

As of June 26, 2017, there were approximately 349 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Dividends

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2017 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2014 Equity Compensation Plan (1)	100,000	$0.02	410,798
Total	100,000	$0.02	410,798

(1)	Our 2014 Equity Compensation Plan provides for the issuance of up to 510,798 shares of common stock in the aggregate.

Our 2014 Equity Compensation Plan (“2014 Plan”) is administered by our Board or any of its committees. The purposes of the 2014 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business. The issuance of awards under our 2014 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2014 Plan authorizes the issuance of up to 510,798 shares of common stock for the foregoing awards in the aggregate. As of March 31, 2017, we have granted 100,000 option awards under the 2014 Plan. Accordingly, there are 410,798 shares of common stock available for future awards under the 2014 Plan. In the event of a change in control, awards under the 2014 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and “Special Note Regarding Forward Looking Statements” above. As used in this report, the terms “Company”, “we”, “our”, “us” and “Truli” refer to Truli Media Group, Inc.

General

TMC serves as a collaborative digital platform for members of the faith and family community worldwide, allowing them to share and deepen their faith and family values together. For the past two years, the Company has not generated any revenues.

Results of Operations

Year Ended March 31, 2017 Compared To The Year Ended March 31, 2016:

The Company had no revenue for the fiscal years ended March 31, 2017 and 2016. Truli officially launched its website on July 10, 2012 but, has not yet generated material revenue. Net losses of $442,698 and $305,851 for the years ended March 31, 2017 and 2016 result from the operational activities described below.

Operating expenses totaled $311,974 and $294,928 for the years ended March 31, 2017 and 2016, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $311,974 for the fiscal year ended March 31, 2017, principally comprised of website development costs, marketing, investor relations, professional fees and consulting fees. The increase of 6% for 2017 compared to 2016 was primarily attributable to increased spending on compensation and marketing, partially offset by decreases in professional fees and other costs. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

The Company charged to operations interest expense of $100,430 and $114,628 for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease was primarily related to a reduction in debt outstanding. Additionally, the Company had expense of $30,294 and $12,276 for the fiscal years ended March 31, 2017 and 2016, respectively, as a result of the change in fair value of the Company’s derivative instruments. The Company also had a gain on extinguishment of debt of $115,981 for the fiscal year ended March 31, 2016, with no comparable item during the current fiscal year. For more information on our convertible notes and derivative liabilities, please refer to Notes 2 and 3 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Since Truli LLC’s inception in 2011, we have generated losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of March 31, 2017, we had negative working capital of $819,068 and our accumulated deficit was $5,759,365. We had a loss from operations of $442,698 and $305,851 for the fiscal years ended March 31, 2017 and 2016, respectively. Our cash used in operations was $369,063 and $338,648 for the years ended March 31, 2017 and 2016, respectively. Our capital deficiency was $2,775,002 and $2,332,665 as of March 31, 2017 and 2016, respectively.

We have limited capital resources and operations since inception have been funded with the proceeds from equity and debt financings and license fee arrangements. As of the filing date of this Report, we had approximately $20,000 in cash.

We anticipate that our existing capital resources will enable us to continue operations into the second quarter of fiscal 2018. If we fail to raise additional capital or obtain substantial cash inflows from existing or potential partners within the next few months, we may be forced to cease operations. We cannot assure you that financing will be available in a timely manner, on favorable terms or at all.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended March 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Off –Balance Sheet Arrangements

None

Related Party Transactions

For information on related party transactions and their financial impact, see Note 2 to the consolidated financial statements contained herein.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Convertible Instruments. We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Derivative Instruments. Our derivative financial instruments consist of embedded derivatives related to the convertible debt and conversion features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Income Taxes. We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Management provides a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. Tax returns for all years are subject to audit by the taxing authorities.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Stock-Based Compensation. The Company utilizes the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

New Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2017 that are of significance or potential significance to the Company.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and provide certain disclosure if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2017, and it did not have any effect on the Company's disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2018. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company's fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Until such time as the Company makes an acquisition or commences monetizing its assets, the Company does not know what the impact of this new standard will be or if it will impact the Company’s disclosure.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in Truli Media Group, Inc. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you may lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred a net loss of approximately $443,000 in fiscal 2017 and have not generated revenue from TMC and its predecessor. We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, including our ability to fulfill current equipment orders, thus contributing to continued operating losses. The report of our independent auditors dated June 29, 2017 on our consolidated financial statements for the year ended March 31, 2017 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

Because we do not generate positive cash flow from operations, we will be required to engage in a future financing.

Both the parent company and TMC rely upon loans to sustain operations. Investors who acquired our Convertible Notes have made small additional loans to provide capital with which to pay public company expenses which primarily consist of consulting fees to our Chief Executive Officer, audit fees, legal fees and fees in connection with our SEC filings. TMC continues to receive further advances from our Founder.

Because of the difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and the level of our stock price and the illiquid market for our common stock, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business. We cannot assure you that we will be successful in raising sufficient capital to run our operations.

Risks Related to Our Common Stock

If we are not able to consummate an acquisition and raise the necessary capital, we will be forced to cease operation and our shareholders will suffer a total loss of their investment.

We expect that the Founder will exercise his option in September 2017 and acquire TMC including its assets and its liabilities. If that occurs, we will essentially be an empty shell. Accordingly, we have a limited period of time to consummate an acquisition. As of the date of this Report, we have a non-binding letter of intent to acquire another business. However, the letter of intent is subject to a number of significant contingencies including due diligence, preparation, negotiation and execution of a definitive agreement, and our obtaining financing of at least $600,000. In addition, the shareholder of the company must provide $700,000 of services over a four year period. We cannot assure you that we will be successful in consummating an acquisition and obtaining additional financing.

If we are successful in consummating the potential acquisition and raising additional financing, our existing shareholders will be substantially diluted.

The potential acquisition candidate would result in its current owner and the investors who invest $600,000 acquiring 500 million and 180 million shares, respectively, of our common stock. This does not include the approximately 118 million shares issuable upon conversion of the Convertible Notes held by our principal lenders who we expect will invest the $600,000. Since our current shareholders own 2,554,197 shares of common stock, our current shareholders will be substantially diluted. Although we have not reached any agreement with respect to terms, we expect in order to raise that sum of money we will have to issue equity or debt securities that are convertible into a substantial number of shares of our common stock which will further dilute our existing shareholders.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

☐	Our announcements about completing any acquisition;

☐	Our announcements concerning completion of any financing;

☐	Our failure to generate revenues following an acquisition;

☐	Short selling activities;

☐	The loss of key personnel;

☐	Our failure to achieve and maintain profitability;

☐	Actual or anticipated variations in our quarterly results of operations;

☐	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

☐	The loss of major customers or product or component suppliers;

☐	The loss of significant business relationships; or

☐	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

If the holders of our outstanding securities exercise or convert their securities into common stock, we will issue a substantial number of shares, which will materially dilute the voting power of our currently outstanding common stock.

As of date of this Report, we had approximately 2.5 million shares of our common stock outstanding and approximately 104 million shares underlying the Convertible Notes and related accrued interest. Additionally, more recent loans are evidenced by convertible notes convertible at $0.02 per share which would result in an additional 4.7 million shares being issued. If the holders of the Convertible Notes described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock. Because the Convertible Notes contain limitations on each investor’s beneficial ownership, their ultimate conversion followed by sales would substantially depress our common stock price assuming an active market developed.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any cash dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Because almost all of our outstanding shares and the shares issuable upon conversion of the Convertible Notes will be freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of the date of this Report, we had approximately 2.5 million shares of common stock outstanding of which our Chief Executive Officer owns approximately 1.3 million shares, which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares and approximately 98 million shares issuable upon conversion of the Convertible Notes are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate of the Company may sell after six months with the following restrictions:

(i)	we are current in our filings,

(ii)	certain manner of sale provisions, and

(iii)	filing of Form 144.

Because of the very large market overhang, sales of these shares could cause the market price of our common stock to drop significantly. Further, because our common stock trades infrequently, it reflects a lack of demand. A large supply of common stock and almost no demand will effectively act as a further depressant to your stock price.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Inflation

The effect of inflation on the Company’s operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2017, as further described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017.

Management’s Assessment

Management has determined that, as of the March 31, 2017 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and (2) we lack sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only one employee. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of March 31, 2017.

Name	Age	Position(s)
Elliot Maza	61	Chief Executive Officer and Chief Financial Officer
Michael Jay Solomon	78	Chairman of the Board
Irving Pompadur	81	Director

Elliot M. Maza, J.D., C.P.A. Mr. Maza has served as our Chief Executive Officer and Chief Financial Officer since September 2016. Mr. Maza has served as the Interim Chief Executive Officer of Immune Pharmaceuticals, Inc. since May 2017. From November 2014 through January 2015, Mr. Maza served as a consultant to Immune Pharmaceuticals Inc. and from January 2015 through the present he has also served as a director and chairman of its Audit Committee. From May 2006 until May 2017, Mr. Maza has served in various executive positions at Intellect Neurosciences, Inc., including Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. In addition, from May 2011 through January 2014, he served as the Chief Executive Officer, Chief Financial Officer and Secretary of Cocrystal Pharma, Inc. (OTCQB: COCP), then known as Biozone Pharmaceuticals, Inc. From August 2015 through March 2016, he served as Chief Financial Officer of Exactus, Inc. (OTCPink: EXDI), formerly Spiral Energy Tech, Inc., and from January 2016 through March 2016, he also served as its Chief Executive Officer and a director.

Michael Jay Solomon. Mr. Solomon has served as our Chairman of the Board of Directors since June 13, 2012. Mr. Solomon also served as Chief Executive Officer and Chief Financial Officer prior to Mr. Maza being appointed. Mr. Solomon was selected to serve as a director due to his deep familiarity with our business, our industry and his extensive entrepreneurial background beginning June 13, 2012.

Irving Pompadur. Mr. Pompadur has served as our director since January 24, 2013. He is currently Senior Advisor to Oliver Wyman; Global Vice Chairman of Media and Entertainment at Macquarie Capital Advisors (ASX:MQG); and Chairman of Metan Development Group, a company engaged in various media activities in China.  He also serves on the Board and audit and governance committees of Nexstar Broadcasting Group, Inc. (NASDAQ: NXST) and until recently he served on the Board and compensation committee of IMAX Corporation (NYSE:IMAX). Mr. Pompadur was selected to serve as a director due to his vast business and broadcasting experience.

Board Committees

Our Board does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have two employees.  The Board has determined that the functions of such committees will be undertaken by the entire board.

Director Terms

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Director Independence

Our Board has determined that Irving Pompadur is independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being employed, Mr. Solomon is not independent under the Nasdaq Listing Rules.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, , we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal 2017, except for Michael Jay Solomon filed a late Form 4 reporting four transactions.

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

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Truli Media, Inc. 1638 Tower Grove Drive, Beverly Hills, CA 90210, Attention: Michael Solomon. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to each of our Chief Executive Officers (principal executive officer) serving in fiscal 2017 and the two other most highly compensated executive officers serving as of March 31, 2017 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Fiscal 2017 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)

Elliot Maza Chief Executive Officer and Chief Financial Officer (1)	2017	30,000	0	0	0	30,000

Michael Jay Solomon Former Chief Executive Officer (2)	2017	0	0	0	0	0
	2016	0	0	0	0	0

(1)	Mr. Maza was appointed as Chief Executive Officer and Chief Financial Officer in September 2016 and thus was not a Named Executive Officer in fiscal 2016.

(2)	Mr. Solomon waived his $375,000 salary in each of fiscal 2017 and 2016.

Named Executive Officer Employment Arrangements

Elliot Maza. Pursuant to an oral agreement, we pay our Chief Executive Officer, Mr. Maza, a fee of $5,000 per month for part-time services.

Michael Jay Solomon. Prior to his resignation, Mr. Solomon was paid $375,000 per year under an oral agreement. As described above, Mr. Solomon agreed to forgo his salary the last two fiscal years as a result of the Company’s liquidity issues.

Termination Provisions

No Named Executive Officer is entitled to any severance rights.

Director Compensation

None of our directors were awarded, paid or earned any compensation for serving on the Board during fiscal 2017 and 2016.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

The Company does not have any policies with respect to compensation of its employees and does not believe it has any risks arising from employee compensation that could result in a material adverse effect on the Company’s business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of June 26, 2017 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Truli Media Group, Inc., 1638 Tower Grove Drive, Beverly Hills, CA 90210.

		Shares of Common Stock
		Underlying
Name and Address of Beneficial Owner(1)	Shares of Common Stock	Convertible Securities (1)	Total (1)	Percent of Class (1)

Directors and Named Executive Officers
Elliot Maza (2)	1,336,676	-	1,336,676	52.3%

Michael Jay Solomon	-	-	-	0%

Irving Pompadur	-	6,000	6,000	*

All directors and executive officers as a group (3 persons)	1,336,676	6,000	1,342,676	52.4%

5% Shareholder
Ryan Tedder (3)	188,680	-	188,680	7.4%

* Less than 1%.

(1)	Beneficial Ownership. Applicable percentages are based on 2,554,197 shares outstanding as of June 26, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table includes only shares owned or that may be acquired within 60 days. This table does not include shares underlying convertible securities which contain 4.99% blockers.

(2)	Maza: Address is 550 Sylvan Avenue, Suite 101, Englewood Cliffs, New Jersey 07632

(3)	Tedder. Address is 45 Broadway, 32nd Floor, New York, New York 10006. The ownership percentage is based on the stock transfer records of the Company as of June 27, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since April 1, 2015, aside from the executive officer compensation arrangements discussed above, the following are transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets at the end of the last two fiscal years (or approximately $7,600) and in which any of our directors, executive officers or holders of more than 5% of our stock, or any immediate family member of or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Michael Jay Solomon, the Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to TMC, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $457,801 as of March 31, 2017. The Note bears interest at 4% per annum. Truli Media Group, Inc. has no obligation to pay this Note.

On December 1, 2015, the Company issued the Convertible Notes to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest due to the Founder in connection with prior loans. The Convertible Notes, which carries interest at the rate of 4% per annum, mature on December 1, 2020. The Convertible Notes and related accrued interest are convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $78,238 and $26,150 for the years ended March 31, 2017 and 2016, respectively. Accrued interest payable is $104,388 and $26,150 at March 31, 2017 and 2016, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Notes to the institutional investors in equal amounts in exchange for $102,500 from each investor. The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through September 23, 2017. Subsequent to September 30, 2016, the Company transferred its operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Notes if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicates that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Notes and pay operating liabilities thereafter. The Purchasers of the Convertible Notes agreed to pay all of the public company costs for a period of one year following the date of the NPA. The Founder remains Chairman of the Board and no changes were made to the Board prior to or following the execution of the NPA.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2017 and 2016 were:

	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2016
Audit fees (1)	$30,000	$40,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,000	$40,000

(1)	Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of the report.

(1)       Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)       Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)       Exhibits. See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 2017	TRULI MEDIA GROUP, INC.

	By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Jay Solomon	Director	June 30, 2017
Michael Jay Solomon

/s/ Irving Pompadur	Director	June 30, 2017
Irving Pompadur

TRULI MEDIA GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Truli Media Group, Inc.

We have audited the accompanying consolidated balance sheets of Truli Media Group, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Truli Media Group, Inc. as of March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the accompanying consolidated financial statements, the Company has incurred operating losses, has accumulated deficit and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

June 29, 2017

Truli Media Group, Inc.

Consolidated Balance Sheets

	March 31, 2017	March 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,983	$13,245
Total Current Assets	1,983	13,245

Total Assets	$1,983	$13,245

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$160,781	$212,792
Accrued interest, related party	12,677	26,848
Accrued interest - other	106,388	-
Note payable - related party	457,801	105,000
Convertible notes payable - others, net of discount of $48	49,952	-
Debt settlement payable	-	45,000
Derivative liability	33,452	336
Total Current Liabilities	821,051	389,976
Long-Term Liabilities:
Convertible note payable - other	1,955,934	-
Convertible note payable - related party	-	1,955,934
Total Liabilities	2,776,985	2,345,910
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and 2016	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,554,197 and 2,553,990 shares issued and outstanding as of March 31, 2017 and 2016, respectively	255	255
Additional paid in capital	2,984,108	2,983,747
Accumulated deficit	(5,759,365)	(5,316,667)
Total stockholders’ deficit	(2,775,002)	(2,332,665)
Total Liabilities and Stockholders’ Deficit	$1,983	$13,245

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Operations

	Year ended March 31,	Year ended March 31,
	2017	2016
Operating expenses:
Selling, general and administrative	$311,974	$294,928
Total operating expenses	311,974	294,928
Loss from operations	(311,974)	(294,928)

Other income (expenses):
Interest expense	(100,430)	(114,628)
Loss on change in fair value of derivative liability	(30,294)	(12,276)
Gain on extinguishment of debt	-	115,981
Total other expenses	(130,724)	(10,923)

Loss from operations before income taxes	(442,698)	(305,851)
Provision for income taxes	-	-
Net loss	$(442,698)	$(305,851)

Net loss per share – basic and diluted	$(0.17)	$(0.12)

Weighted average common shares – basic and diluted	2,554,197	2,553,990

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Two Years ended March 31, 2017

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2015	2,553,990	$255	$2,569,589	$(5,010,816)	$(2,440,972)
Extinguished derivative liability	-	-	320,011	-	320,011
Forgiveness of notes and accrued interest	-	-	94,147	-	94,147
Net loss	-	-	-	(305,851)	(305,851)
Balance as of March 31, 2016	2,553,990	255	2,983,747	(5,316,667)	(2,332,665)
Adjustment for fractional shares	207	-	-	-	-
Stock based compensation	-	-	361	-	361
Net loss	-	-	-	(442,698)	(442,698)
Balance as of March 31, 2017	2,554,197	$255	$2,984,108	$(5,759,365)	$(2,775,002)

The accompanying notes are an integral part of these consolidated financial statements.

Truli Media Group, Inc.

Consolidated Statements of Cash Flows

	Year ended March 31,	Year ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(442,698)	$(305,851)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	361	-
Amortization of debt discount	903	-
Change in fair market value of derivative liability	30,294	12,276
Excess fair value of derivative liability at inception	1,871	24,038
Gain on extinguishment of debt	-	(115,981)
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(52,011)	(38,168)
Increase in accrued interest	92,217	85,038
Net cash used in operating activities	(369,063)	(338,648)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	366,500	498,500
Repayments of notes payable, related party	(13,699)	-
Payments on debt settlement	(45,000)	(90,000)
Proceeds from convertible notes	50,000	-
Repayments of convertible notes	-	(70,000)
Net cash provided by financing activities	357,801	338,500

Net decrease in cash and cash equivalents	(11,262)	(148)

Cash and cash equivalents, beginning of year	13,245	13,393

Cash and cash equivalents, end of year	$1,983	$13,245

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,440	$5,551
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Discount attributable to derivative liability	$951	$-
Extinguished derivative liability	$-	$320,011
Forgiveness of notes and interest credited to paid-in capital	$-	$94,147
Notes payable and accrued interest converted into convertible note	$-	$1,955,934

The accompanying notes are an integral part of these consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., a Delaware corporation initially incorporated on July 28, 2008 (the “Company”) is a holding company based in Englewood Cliffs, New Jersey. In October, 2016, the Company transferred all of its operating assets to a newly formed, wholly-owned subsidiary, Truli Media Corp., a California corporation (“TMC”) headquartered in Beverly Hills, California. TMC is operated by the Company’s founder, Mr. Michael J. Solomon, who is responsible for day-to-day operations. Mr. Solomon has agreed to pay all operating liabilities of the Company, excluding its outstanding Convertible Notes and public company expenses. For further information see Note 2. Prior to the transfer of its operating assets to TMC, the Company was, and TMC is, focused on the on-demand media and social networking markets. TMC, with a website and multi-screen platform, has commenced operations as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. “Truli”, “our”, “us”, “we” or the “Company” refer to Truli Media Group, Inc. and its subsidiary, TMC. In discussing the business of the Company, we refer to the business now operated by TMC except as otherwise made clear from the context.

From commencement of its current business operations through a merger with Truli Media Group, LLC on June 13, 2012 through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company is in the process of seeking an acquisition of an unrelated business, which likely would result in a change of control of the Company and dilution to current shareholders. In order to accomplish this goal, the Company must locate an acquisition target and raise additional debt or equity capital to support the operations of the target and completion of TMC’s development activities. Consequently, the Company’s operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions about assumptions used to calculate the beneficial conversion feature of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2017 and 2016, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 105,809,140 and 105,463,984 outstanding common share equivalents at March 31, 2017 and 2016, respectively.

	March 31,	March 31,
	2017	2016
Options	193,040	93,040
Warrants	-	6,266,715
Convertible notes payable	105,616,100	99,104,229
	105,809,140	105,463,984

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred shares transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debt and conversion features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2017 that are of significance or potential significance to the Company.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and provide certain disclosure if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2017, and it did not have any effect on the Company's disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2018. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company's fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Until such time as the Company makes an acquisition or commences monetizing its assets, the Company does not know what the impact of this new standard will be or if it will impact the Company’s disclosure.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

NOTE 2 — NOTES PAYABLE

Note Payable – Related Party

The Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to Truli Media Corp, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $457,801 and $105,000 on March 31, 2017 and 2016, respectively. The Note is without recourse to Truli Media Group, Inc. The Note bears interest at 4% per annum. The Company recorded interest expense of $11,979 and $42,210 for the years ended March 31, 2017 and 2016, respectively. Accrued interest payable is $12,677 and $698 at March 31, 2017 and 2016, respectively. As discussed below, the Founder has agreed to pay this Note.

Convertible Notes Payable – Related Party and Other

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $78,238 and $26,150 for the years ended March 31, 2017 and 2016, respectively. Accrued interest payable is $104,388 and $26,150 at March 31, 2017 and 2016, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the institutional investors in equal amounts in exchange for $102,500 from each investor, each of whom acquired a convertible note for one-half of the principal (together the “Convertible Notes”). The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through March 23, 2017 with the consent of one of the investors, and thereafter through September 23, 2017 without the consent of the investors. Subsequent to September 30, 2016, Truli transferred the Company’s operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Notes if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicates that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Notes and pay operating liabilities thereafter. The Purchasers of the Convertible Note agreed to pay all of the public company costs for a period of one year following the date of the NPA. The Founder remains Chairman of the Board of Directors and no changes were made to the Board of Directors prior to or following the execution of the NPA.

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November 2016 Notes”, and each, a “Note”) to certain accredited investors and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The maturity dates of each note have been extended to October 8, 2017. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note). The Company recorded interest expense of $2,000 for the year ended March 31, 2017. Accrued interest payable is $2,000 and $0 at March 31, 2017 and 2016, respectively.

2013 Convertible Notes Payable

The Company entered into three convertible notes in August, October and November 2013. These notes had an outstanding balance of $92,500 as of March 31, 2015. On August 31, 2015 the Company and the note holders reached an agreement to settle the outstanding balance of the notes and all related accrued and unpaid interest and penalties for a payment of $70,000. At the time of settlement, accrued interest and penalties aggregated $93,481. The Company has recorded a gain on extinguishment of debt of $115,981 during the year ended March 31, 2016.

As a result of the extinguishment of debt, the related derivatives described in Note 3 were also extinguished. An aggregate of $320,011 has been reclassified from derivative liability to additional paid in capital during the year ended March 31, 2016.

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

During the year ended March 31, 2016 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the periods. These additions aggregated $4,708 for the year ended March 31, 2016.

During the year ended March 31, 2016, the Company recorded expense of $7,096 related to the change in the fair value of the derivative.

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

During the years ended March 31, 2017 and 2016, the Company recorded income of $336 and $22,534, respectively, related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

October 2013 Note (issued on October 2, 2013):

The Company identified embedded derivatives related to the October 2013 Note.

During the year ended March 31, 2016, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $8,208 for the year ended March 31, 2016 which has been charged to interest expense.

During the year ended March 31, 2016, the Company recorded expense of $12,142 related to the change in the fair value of the derivative.

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

During the year ended March 31, 2016, we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest and penalties accrued during the period. These additions aggregated $10,738 for the year ended March 31, 2016, which has been charged to interest expense.

During the year ended March 31, 2016, the Company recorded expense of $15,572 related to the change in the fair value of the derivative.

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

November 2016 Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which will be amortized to interest expense over the term of the Notes. During the year ended March 31, 2017, $903 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,871 for the year ended March 31, 2017, and were charged to interest expense.

During the year ended March 31, 2017, the Company recorded expense of $30,630 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $33,452 at March 31, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.993%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 258%; and (4) an expected life of 6 months.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017:

		Fair Value Measurements at March 31, 2017 using:
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$33,452	$-	$-	$33,452

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the years ended March 31, 2017 and 2016:

	March 31,	March 31,
	2017	2016
Balance, beginning of year	$336	$284,033
Additions	2,822	24,038
Extinguished derivative liability	-	(320,011)
Change in fair value of derivative liabilities	30,294	12,276
	$33,452	$336

NOTE 5 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through March 31, 2017. The Company has recurring net losses, an accumulated deficit of $5,759,365 and a working capital deficit (current liabilities exceeded current assets) at March 31, 2017 of $819,068. Additionally, the current development stage of the Company and current economic conditions create significant challenges to attaining sufficient funding for the Company to continue as a going concern. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to identify an attractive acquisition target, obtain additional financing to close the acquisition as well as fund the future operating results of the target, develop and achieve profitable operations and obtain additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. There can be no assurance that the Company will be successful in obtaining additional funding sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2017 and 2016 the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2017 and 2016 the Company had 2,554,197 and 2,553,990 shares of common stock issued and outstanding, respectively.

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

NOTE 7 — STOCK OPTIONS AND WARRANTS

Stock options

The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued to employees and consultants at March 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.02	100,000	2.04	$0.02	100,000	$0.02
$0.35 - 0.50	19,000	0.94	$0.41	19,000	$0.41
$8.50	74,040	0.72	$8.50	74,040	$8.50

The stock option activity for the two years ended March 31, 2017 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2015	93,040	$6.85
Granted	-	-
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2016	93,040	6.85
Granted	100,000	0.02
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2017	193,040	$3.31

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016. We valued the option at $754, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 327%; and (4) an expected life of 3 years. We have recorded compensation expense of $361 related to the option during the year ended March 31, 2017. As of March 31, 2017, unrecognized compensation costs related to non–vested stock–based compensation arrangements was $393, and is expected to be recognized over a weighted average period of 2.01 years.

At March 31, 2017, the total intrinsic value of options outstanding and exercisable was $10.

Warrants

Warrant activity for the two years ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2015	358,205	$0.35
Issued	-	-
Modifications	5,908,618	0.02
Exercised	-	-
Expired or cancelled	(108)	(0.50)
Outstanding at March 31, 2016	6,266,715	0.02
Issued	-	-
Modifications	-	-
Exercised	-	-
Expired or cancelled	(6,266,715)	(0.02)
Outstanding at March 31, 2017	-	$-

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2017 and 2016, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31,	March 31,
	2017	2016
Legal and professional fees payable	$100,782	$156,742
Other payables	59,999	56,050
	$160,781	$212,792

NOTE 9 — INCOME TAXES

The Company has had losses to date, and therefore has paid no income taxes. There is no temporary timing difference in the recognition of income and expenses for financial reporting and tax purposes, and there is no permanent difference. The Company follows Accounting Standards Codification subtopic 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At March 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $4,014,000, which expire in the year 2036, that may be used to offset future taxable income. Management has provided a valuation reserve against the full amount of the net operating loss benefit, since the Company has no earnings history; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in particular years. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. Management has not evaluated if an ownership change has occurred but has provided a full valuation reserve.

At March 31, 2017 and 2016, the significant components of the deferred tax assets (liabilities) are summarized below:

	2017	2016
Deferred tax assets:
Net operating loss carryover	$1,636,000	$1,468,000
Valuation allowance	(1,636,000)	(1,468,000)
Net deferred tax assets	$-	$-

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(6)%
Valuation allowance	41%	41%
Effective income tax rate	0%	0%

The Company has not filed its tax returns for prior years and is in the process of bringing its filings current. Tax returns for all years are subject to audit by the taxing authorities.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 11 — SUBSEQUENT EVENTS

Effective April 6, 2017, the Company issued Convertible Promissory Notes (the “Notes”) to two institutional investors in exchange for loans totaling $40,000. The Notes accrue interest at the rate of 10% per annum and mature August 6, 2017. At the option of the lenders, the principal and accrued interest under the Notes is convertible into common stock of the Company at $0.02 per share. The Company will use the proceeds of the loans represented by the Notes for working capital.

The Company has entered into a non-binding letter of intent to acquire another business. However, the letter of intent is subject to a number of significant contingencies including due diligence, preparation, negotiation and execution of a definitive agreement, and our obtaining financing of at least $600,000. In addition, the shareholder of the company to be acquired must provide $700,000 of services over a four year period. It cannot be assured that the Company will be successful in consummating the acquisition and obtaining additional financing.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3.01	Amended and Restated Certificate of Incorporation	8-K	12/21/15	3.01

3.02	Bylaws of Truli Media Group, Inc.	14C	1/26/15	App C

10.1	Stock Purchase Agreement	8-K	9/29/16	10.1

10.2	Form of Note Purchase Agreement	8-K	9/29/16	10.2

10.3	Form of Convertible Promissory Note dated November 8, 2016	10-Q	2/14/17	10.1

21.01	List of Subsidiaries	10-K	7/15/14	21.01

31.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				Filed

31.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				Filed

32.1	Certification of the Principal Executive Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				Furnished

32.2	Certification of the Principal Financial Officer of Truli Media Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)				Furnished

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed

20