Form 10-Q
period 2017-06-30
Truli Media Group, Inc.
filed 2017-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2017 the number of shares of the registrant’s common stock outstanding was 2,554,197.

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$18,644	$1,983
Total Current Assets	18,644	1,983

Total Assets	$18,644	$1,983

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$185,785	$160,781
Accrued interest, related party	17,528	12,677
Accrued interest - other	128,113	106,388
Note payable - related party	518,801	457,801
Convertible notes payable - others, net of discount of $3,474 and $48	86,526	49,952
Derivative liability	3,617	33,452
Total Current Liabilities	940,370	821,051
Long-Term Liabilities:
Convertible note payable - other	1,955,934	1,955,934
Total Liabilities	2,896,304	2,776,985
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and March 31, 2017	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,554,197 shares issued and outstanding as of June 30, 2017 and March 31, 2017	255	255
Additional paid in capital	2,984,202	2,984,108
Accumulated deficit	(5,862,117)	(5,759,365)
Total stockholders’ deficit	(2,877,660)	(2,775,002)
Total Liabilities and Stockholders’ Deficit	$18,644	$1,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,	Three Months ended June 30,
	2017	2016
Operating expenses:
Selling, general and administrative	$108,320	$78,783
Total operating expenses	108,320	78,783
Loss from operations	(108,320)	(78,783)

Other income (expenses):
Interest expense	(35,470)	(22,304)
Gain (loss) on change in fair value of derivative liability	41,038	(1,142)
Total other income (expenses)	5,568	(23,446)

Loss from operations before income taxes	(102,752)	(102,229)
Provision for income taxes	-	-
Net loss	$(102,752)	$(102,229)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average common shares – basic and diluted	2,554,197	2,553,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months ended June 30,	Three Months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(102,752)	$(102,229)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	94	79
Change in fair market value of derivative liability	(41,038)	1,142
Loss on excess fair value of derivative liability at inception	87	-
Amortization of debt discount	7,690	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	25,004	7,287
Increase in accrued interest	26,576	20,965
Net cash used in operating activities	(84,339)	(72,756)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	61,000	85,000
Proceeds from convertible notes	40,000	-
Payments on debt settlement	-	(22,500)
Net cash provided by financing activities	101,000	62,500

Net increase (decrease) in cash and cash equivalents	16,661	(10,256)

Cash and Cash Equivalents, beginning of period	1,983	13,245

Cash and Cash Equivalents, end of period	$18,644	$2,989

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,118	$1,340
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of non-cash investing and financing activities:
Discount attributable to derivative liability	$11,117	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

These interim financial statements as of and for the three months ended June 30, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future period. All references to June 30, 2017 and 2016 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended March 31, 2017, included in the Company’s annual report on Form 10-K filed with the SEC on June 30, 2017.

The condensed consolidated balance sheet as of March 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions used to calculate the beneficial conversion feature of convertible notes payable, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 108,895,440 and 106,539,255 outstanding common share equivalents at June 30, 2017 and 2016, respectively.

	June 30,	June 30,
	2017	2016
Options	193,040	193,040
Warrants	-	6,266,715
Convertible notes payable	108,702,400	100,079,500
	108,895,440	106,539,255

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the condensed consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended June 30, 2017 that are of significance or potential significance to the Company.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

NOTE 2 — NOTES PAYABLE

Note Payable – Related Party

The Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to Truli Media Corp, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $518,801 and $457,801 on June 30, 2017 and March 31, 2017, respectively. The Note is without recourse to Truli Media Group, Inc. The Note bears interest at 4% per annum. The Company recorded interest expense of $4,851 and $1,459 for the three months ended June 30, 2017 and 2016, respectively. Accrued interest payable is $17,528 and $12,677 June 30, 2017 and March 31, 2017, respectively. As discussed below, the Founder has agreed to pay this Note.

Convertible Notes Payable – Related Party and Other

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $19,506 and $19,506 for the three months ended June 30, 2017 and 2016, respectively. Accrued interest payable is $123,894 and $104,388 at June 30, 2017 and March 31, 2017, respectively.

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

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November 2016 Notes”, and each, a “Note”) to the holders of the Convertible Notes and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The maturity dates of each note have been extended to October 8, 2017. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note). The Company recorded interest expense of $1,264 for the three months ended June 30, 2017. Accrued interest payable is $3,264 and $2,000 at June 30, 2017 and March 31, 2017, respectively.

On April 6, 2017, the Company sold an aggregate of $40,000 principal amount of its convertible promissory notes (the “April 2017 Notes”, and each, a “Note”) to the holders of the Convertible Note and received $40,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is four months from the issue date. The Maturity Date may be accelerated, at the option of the holder, upon the occurrence of a Fundamental Transaction (as defined in the Note). The Company recorded interest expense of $955 for the three months ended June 30, 2017. Accrued interest payable is $955 and $0 at June 30, 2017 and March 31, 2017, respectively.

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

During the three months ended June 30, 2016, the Company recorded expense of $1,142 related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

November 2016 Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the original term of the Notes. During the three months ended June 30, 2017, $48 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $86 for the three months ended June 30, 2017, and were charged to interest expense.

During the three months ended June 30, 2017, the Company recorded income of $29,921 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $3,617 at June 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.062%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 383%; and (4) an expected life of 3 months.

April 2017 Notes

The Company identified embedded derivatives related to the conversion features of the April 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $11,117, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.838%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 339%; and (4) an expected life of 4 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the term of the Notes. During the three months ended June 30, 2017, $7,642 was charged to interest expense.

During the three months ended June 30, 2017, the Company recorded income of $11,117 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $0 at June 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.964%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 100%; and (4) an expected life of 1 month.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2017:

		Fair Value Measurements at June 30, 2017 using:
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$3,617	$-	$-	$3,617

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the three months ended June 30, 2017 and 2016:

	June 30,	June 30,
	2017	2016
Balance, beginning of period	$33,452	$336
Additions	11,203	-
Change in fair value of derivative liabilities	(41,038)	1,142
	$3,617	$1,478

NOTE 5 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through June 30, 2017. The Company has recurring net losses, an accumulated deficit of $5,862,117 and a working capital deficit (current liabilities exceeded current assets) at June 30, 2017 of $921,726. Additionally, the current development stage of the Company and current economic conditions create significant challenges to attaining sufficient funding for the Company to continue as a going concern. The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to identify an attractive acquisition target, obtain additional financing to close the acquisition as well as fund the future operating results of the target, develop and achieve profitable operations and obtain additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. There can be no assurance that the Company will be successful in obtaining additional funding sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 — SHAREHOLDERS EQUITY AND CONTROL

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2017 and March 31, 2017 the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2017 and March 31, 2017 the Company had 2,554,197 shares of common stock issued and outstanding.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2017 and March 31, 2017, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30,	March 31,
	2017	2017
Legal and professional fees payable	$132,386	$100,782
Other payables	53,399	59,999
	$185,785	$160,781

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

On June 20, 2017, the Company has entered into a non-binding letter of intent to acquire another business. However, the letter of intent is subject to a number of significant contingencies including due diligence, preparation, negotiation and execution of a definitive agreement, and our obtaining financing of at least $600,000. In addition, the shareholder of the company to be acquired must provide $700,000 of services over a four year period. It cannot be assured that the Company will be successful in consummating the acquisition and obtaining additional financing.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended June 30, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended March 31, 2017 filed on June 30, 2017 with the Securities and Exchange Commission (“SEC”), this report, and our other filings with the SEC.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We have had discussions with third parties about acquiring another business. Any acquisition would likely require us to raise capital using common stock or securities convertible into exercisable for and/or exchangeable for common stock. We cannot assure you that we will identify and acquire another business and complete a financing. If we do, terms may be adverse to our current shareholders.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016:

The Company had no revenue for the three month periods ended June 30, 2017 or 2016. Truli officially launched its website on July 10, 2012 but has not yet generated significant revenue.  Prior to such time, the Company was principally involved in website development and research and development activities.  Net loss of $102,752 and $102,229 for the three month periods ended June 30, 2017 and 2016, respectively, resulted from the operational activities described below.

Operating expenses totaled $108,320 and $78,783 during the three month periods ended June 30, 2017 and 2016, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $108,320 and $78,783 for the three month periods ended June 30, 2017 and 2016, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees.  The increase of 37% in 2017 compared to 2016 was primarily attributable to increased professional and consulting fees. The Company does not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Three Months Ended June 30
	2017	2016	Change
Interest expense	$(35,470)	$(22,304)	$(13,166)
Gain (loss) on change in fair value of warrant derivative liability	41,038	(1,142)	42,180
Total other income (expense)	$5,568	$(23,446)	$29,014

Liquidity and Capital Resources

Since our inception in 2011, we have generated no revenue and have funded our operations principally through private sales of debt and equity securities and through advances made by our founder and former Chief Executive Officer. We expect to continue to incur operating losses for the foreseeable future. As of June 30, 2017 we had an accumulated deficit of $5,862,117 compared to $5,759,365 as of March 31, 2017. The increase is attributable to the net loss for the three month period ended June 30, 2017. Our net cash used in operations was $84,339 and $72,756 for the three months ended June 30, 2017 and 2016, respectively. The increase in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $35,000, partially offset by an increase in accounts payable and accrued expenses of approximately $23,000. Our working capital deficiency was $921,726 as of June 30, 2017.

The Company had cash and cash equivalents of $18,644 and $1,983 as of June 30, 2017 and March 31, 2017, respectively. The Company has liabilities of $2,896,304 and $2,776,985 as of June 30, 2017 and March 31, 2017, respectively. The increase in liabilities is primarily attributable to working capital advances received from our founder and former Chief Executive Officer, advances pursuant to convertible notes, and accrued interest on these advances.

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

The independent registered public accounting firm’s report on our March 31, 2017 consolidated financial statements included in our Annual Report states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result should we be unable to continue as a going concern.

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

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the convertible debt and conversion features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a nonoperating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended June 30, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2017	TRULI MEDIA GROUP, INC.

	By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer (Principal Executive and Financial Officer)

