Form 10-Q
period 2017-09-30
Truli Media Group, Inc.
filed 2017-11-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of November 6, 2017, the number of shares of the registrant’s common stock outstanding was 127,554,197.

Item 1.	Financial Statements

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$15,067	$1,983
Total Current Assets	15,067	1,983

Total Assets	$15,067	$1,983

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$251,347	$160,781
Accrued interest, related party	22,890	12,677
Accrued interest - other	150,133	106,388
Note payable - related party	562,301	457,801
Convertible notes payable - others, net of discount of $0 and $48	90,000	49,952
Derivative liability	96,593	33,452
Total Current Liabilities	1,173,264	821,051
Long-Term Liabilities:
Convertible note payable - other	1,955,934	1,955,934
Total Liabilities	3,129,198	2,776,985
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and March 31, 2017	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,554,197 shares issued and outstanding as of September 30, 2017 and March 31, 2017	255	255
Additional paid in capital	2,984,296	2,984,108
Accumulated deficit	(6,098,682)	(5,759,365)
Total stockholders’ deficit	(3,114,131)	(2,775,002)
Total Liabilities and Stockholders’ Deficit	$15,067	$1,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,	Three Months ended September 30,	Six Months ended September 30,	Six Months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$111,688	$70,598	$220,008	$149,381
Total operating expenses	111,688	70,598	220,008	149,381
Loss from operations	(111,688)	(70,598)	(220,008)	(149,381)

Other income (expenses):
Interest expense	(34,202)	(23,784)	(69,672)	(46,088)
(Loss) gain on change in fair value of derivative liability	(90,675)	1,478	(49,637)	336
Total other expense	(124,877)	(22,306)	(119,309)	(45,752)

Loss from operations before income taxes	(236,565)	(92,904)	(339,317)	(195,133)
Provision for income taxes	-	-	-	-
Net loss	$(236,565)	$(92,904)	$(339,317)	$(195,133)

Net loss per share – basic and diluted	$(0.09)	$(0.04)	$(0.13)	$(0.08)

Weighted average common shares – basic and diluted	2,554,197	2,553,990	2,554,197	2,553,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended September 30,	Six Months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(339,317)	$(195,133)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	188	173
Change in fair market value of derivative liability	49,637	(336)
Loss on excess fair value of derivative liability at inception	2,387	-
Amortization of debt discount	11,165	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	90,566	(36,028)
Increase in accrued interest	53,958	43,286
Net cash used in operating activities	(131,416)	(188,038)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	104,500	232,000
Proceeds from convertible notes	40,000	-
Repayments of notes to related party	-	(5,000)
Payments on debt settlement	-	(45,000)
Net cash provided by financing activities	144,500	182,000

Net increase (decrease) in cash and cash equivalents	13,084	(6,038)

Cash and cash equivalents, beginning of period	1,983	13,245

Cash and cash equivalents, end of period	$15,067	$7,207

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,162	$2,803
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Discount attributable to derivative liability	$11,117	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., a Delaware corporation, (the “Company”) is a holding company based in Englewood Cliffs, New Jersey. In October 2016, the Company transferred all of its operating assets to a newly formed, wholly-owned subsidiary, Truli Media Corp., a California corporation (“TMC”) headquartered in Beverly Hills, California. TMC is operated by the Company’s founder, Mr. Michael J. Solomon, who is responsible for day-to-day operations. Mr. Solomon has agreed to pay all operating liabilities of the Company, excluding its outstanding convertible notes and public company expenses. See Note 2 for further information and Note 9 for information on the sale of TMC.

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

From commencement of its current business operations through a merger with Truli Media Group, LLC on June 13, 2012 through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses. The Company acquired an unrelated business subsequent to the date of these unaudited condensed consolidated financial statements. See Note 9 for further information.

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

These interim financial statements as of and for the three and six months ended September 30, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future period. All references to September 30, 2017 and 2016 in these footnotes are unaudited.

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

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 109,985,440 and 101,258,540 outstanding common share equivalents at September 30, 2017 and 2016, respectively.

	September 30,	September 30,
	2017	2016
Options	182,040	193,040
Convertible notes payable	109,803,400	101,065,500
	109,985,440	101,258,540

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended September 30, 2017 that are of significance or potential significance to the Company.

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

NOTE 2 — NOTES PAYABLE

Note Payable – Related Party

The Company’s founder and former Chief Executive Officer (the “Founder”) has advanced funds to TMC, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $562,301 and $457,801 on September 30, 2017 and March 31, 2017, respectively. The Note is without recourse to Truli Media Group, Inc. The Note bears interest at 4% per annum. The Company recorded interest expense of $5,362 and $2,601 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded interest expense of $10,213 and $4,060 for the six months ended September 30, 2017 and 2016, respectively. Accrued interest payable is $22,890 and $12,677 at September 30, 2017 and March 31, 2017, respectively.

Convertible Notes Payable – Related Party and Other

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carries interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $19,720 and $19,720 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded interest expense of $39,226 and $39,226 for the six months ended September 30, 2017 and 2016, respectively. Accrued interest payable is $143,614 and $104,388 at September 30, 2017 and March 31, 2017, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors (the “Investors”) entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the Investors in equal amounts in exchange for $102,500 from each Investor, each of whom acquired a convertible note for one-half of the principal (together the “Investor Convertible Notes”). The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through March 23, 2017 with the consent of one of the Investors, and thereafter through September 23, 2017 without the consent of the Investors. Effective as of September 23, 2017, the Company agreed to extend the option held by the Founder through October 31, 2017. On October 30, 2017, the Investors exchanged the Convertible Notes for shares of Series C Convertible Preferred Stock. See Note 9 for further information.

Subsequent to September 30, 2016, Truli transferred the Company’s operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Notes if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicates that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Notes and pay operating liabilities thereafter. The Investors agreed to pay all of the public company costs for a period of one year following the date of the NPA.

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November Notes”,) to the Investors and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The maturity date of each November Note has been extended to October 31, 2017. The Company recorded interest expense of $1,278 and $2,542 for the three and six months ended September 30, 2017, respectively. Accrued interest payable is $4,542 and $2,000 at September 30, 2017 and March 31, 2017, respectively.

On April 6, 2017, the Company sold an aggregate of $40,000 principal amount of its convertible promissory notes (the “April Notes”) to the holders of the Convertible Note and received $40,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each April Note has a maturity date that is four months from the issue date. The maturity date of each April Note has been extended to October 31, 2017. The Company recorded interest expense of $1,022 and $1,977 for the three months ended September 30, 2017. Accrued interest payable is $1,977 and $0 at September 30, 2017 and March 31, 2017, respectively.

On October 30, 2017, the Investors exchanged the November and April Notes for shares of Series C-1 Convertible Preferred Stock. See Note 9 for further information.

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

During the three and six months ended September 30, 2016, the Company recorded income of $1,478 and $336, respectively, related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

November Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the original term of the Notes. During the three and six months ended September 30, 2017, $48 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,279 and $1,365 for the three and six months ended September 30, 2017, respectively, and were charged to interest expense.

During the three and six months ended September 30, 2017, the Company recorded expense of $49,688 and $19,767 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $54,583 at September 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.96%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 52%; and (4) an expected life of 1 month.

April Notes

The Company identified embedded derivatives related to the conversion features of the April 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $11,117, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.838%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 339%; and (4) an expected life of 4 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the term of the Notes. During the three and six months ended September 30, 2017, $3,475 and $11,117 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,023 and $1,023 for the three and six months ended September 30, 2017, respectively, and were charged to interest expense.

During the three and six months ended September 30, 2017, the Company recorded expense of $40,987 and $29,870 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $42,010 at September 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.96%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 52%; and (4) an expected life of 1 month.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2017:

		Fair Value Measurements at September 30, 2017 using:
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$96,593	$-	$-	$96,593

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the six months ended September 30, 2017 and 2016:

	September 30,	September 30,
	2017	2016
Balance, beginning of period	$33,452	$336
Additions	13,504	-
Change in fair value of derivative liabilities	49,637	(336)
	$96,593	$-

NOTE 5 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established any sources of revenue to cover its operating expenses. The Company has not generated any revenue for the period from October 19, 2011 (date of inception) through September 30, 2017. The Company has recurring net losses, an accumulated deficit of $6,098,682 and a working capital deficit (current liabilities exceeded current assets) at September 30, 2017 of $1,158,197. Additionally, the current development stage of the Company and current economic conditions create significant challenges to attaining sufficient funding for the Company to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to identify an attractive acquisition target, obtain additional financing to close the acquisition as well as fund the future operating results of the target, develop and achieve profitable operations and obtain additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company acquired an unrelated business subsequent to the date of these unaudited condensed consolidated financial statements. See Note 9 for further information.

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

NOTE 6 — SHAREHOLDERS EQUITY AND CONTROL

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2017 and March 31, 2017 the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2017 and March 31, 2017 the Company had 2,554,197 shares of common stock issued and outstanding.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2017 and March 31, 2017, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30,	March 31,
	2017	2017
Legal and professional fees payable	$181,182	$100,782
Other payables	70,165	59,999
	$251,347	$160,781

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

As of June 20, 2017, the Company has entered into a non-binding letter of intent to acquire another business. However, the letter of intent is subject to a number of significant contingencies including due diligence, preparation, negotiation and execution of a definitive agreement, and our obtaining financing of at least $600,000. In addition, the shareholder of the company to be acquired must provide $700,000 of services over a four year period. It cannot be assured that the Company will be successful in consummating the acquisition and obtaining additional financing.

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements except as described below.

Licensing Agreement with Recruiter.com

Effective October 30, 2017, the Company entered into a License Agreement (the “License”) with Recruiter.com, Inc., a Delaware corporation (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, Inc., a New Jersey corporation, a license to use certain of Recruiter’s proprietary software and related intellectual property (the “License”). In consideration for the License, the Company issued to Recruiter 125,000,000 shares of its common stock.

On October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 1,875,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock (“Series B”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. Recruiter will receive 625,000 shares of Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B following the achievement of certain milestones as provided for in the License.

Also on October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 102,100 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock (“Series C”) which is convertible into common stock at $0.02 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s outstanding 4% Convertible Notes converted their 4% Convertible Notes into 102,099.752 shares of Series C.

Also on October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 18,839 shares of the Company’s authorized preferred stock as Series C-1 Convertible Preferred Stock (“Series C-1”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s 10% Convertible Notes converted their 10% Convertible Notes into 18,839 shares of Series C-1.

Holders of shares of Series C and Series C-1 may cause the Company to redeem in cash the outstanding shares of Series C and C-1 beginning on October 30, 2019, and earlier than that date upon the occurrence of certain triggering events contained in the Certificate of Designations for the Series C and Series C-1, at a redemption price based upon a formula contained in the Certificate of Designations for each series. The total redemption price if redeemed after two years from issuance is equal to the amount of the principal and accrued interest on the 4% Convertible Notes and 10% Convertible Notes due as of the closing date plus potential additional amounts. However, the Company has recently orally agreed with the Investors to modify the Certificate of Designations for the Series C and C-1 by reducing the redemption amounts to a total of $1 million and extending the redemption date by an additional three years or to on or after October 30, 2022, subject to prior conversion.

Upon liquidation, dissolution, or winding up of the Company, the Series B, Series C and Series C-1 rank senior to the Company’s common stock and junior to the Company’s outstanding Series A Convertible Preferred Stock, described below.

Immediately following the closing of the Securities Purchase Agreement described below, Michael Solomon, a director of the Company exercised his option, granted to him in September 2016, to purchase the Company’s subsidiary, TMC for $5,000. As a result, TMC is no longer a subsidiary of the Company. Mr. Solomon remains a director until he is replaced in compliance with Rule 14f-1 under the Securities Exchange Act of 1934.

On October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 700,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock (the “Series A”), which is convertible into shares of common stock at $0.005 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series A. Immediately following the closing of the License transaction, the Company entered into a Securities Purchase Agreements (each a “SPA”) with the two Investors who converted their Notes into Series C and Series C-1, respectively, in accordance with the terms of the License. Pursuant to the SPA, the Investors paid the Company a total of $600,000 and purchased in the aggregate 600,000 of shares of Series A and Warrants to purchase 120,000,000 shares of the Company’s common stock.

Dividends accrue on the Series A at a rate of 10% per annum. Holders of Series A are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A is redeemable in the same manner as the Series C and C-1. The Series A is senior to all other preferred stock and the common stock upon liquidation of the Company. The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

Net proceeds from the sale of the Series A and Warrants were approximately $481,373, after payment of legal fees and expenses for the Company and the investors.

Upon execution of the License, Mr. Elliot Maza, the Company’s Chief Executive Officer, resigned from his position as Chief Executive Officer. Mr. Maza currently remains Chief Financial Officer of the Company. Mr. Maza expects to resign from his position as Chief Financial Officer after the filing of the Company’s Form 10-Q due November 14, 2017 because of conflicts with his current employment.

Upon Mr. Maza’s resignation as Chief Executive Officer of the Company, the Board of Directors of the Company (the “Board”) appointed Mr. Miles Jennings (“Jennings”) as the Company’s new Chief Executive Officer and a director. Mr. Jennings founded and is currently the Chief Executive Officer of Recruiter.

Upon execution of the License, Mr. Irving Pompadur resigned as a director of the Company. Pursuant to the License, Recruiter shall nominate two persons to the Company’s Board and the investors in the Series A shall nominate one person to the Company’s Board, and Mr. Maza shall become a director all subject to compliance with Rule 14(f)-1, at which time Mr. Solomon’s resignation will be effective.

Under the terms of the License, Mr. Jennings entered into a one-year Employment Agreement with the Company. Under the terms of the Employment Agreement, Mr. Jennings will receive an annual salary of $150,000. The Company agreed to grant Mr. Jennings 500,000 stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumption. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the Securities and Exchange Commission, or the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc. and its subsidiary, TMC.

Corporate Development

The Company was incorporated in Oklahoma in 2008. On March 17, 2015, the Company reincorporated in Delaware.

On September 21, 2016, Michael J. Solomon, the founder and Chairman of the Board of the Company (the “Founder”) sold a convertible note with a principal amount of $1,955,934 previously issued by the Company to the Founder (the “Convertible Note”) to two institutional investors (the “Investors”) in equal amounts in exchange for payment of $102,500 from each investor.

Under the terms of the Note Purchase Agreement (the “NPA”) the Founder was required to pay all of the liabilities as of the date of the NPA other than the Convertible Note and public company expenses and continue to pay all operating liabilities other than the public company liabilities, which were paid by the Investors for one year. The NPA includes a provision under which the Founder had an option to purchase all of the Company’s current operating assets for $5,000 through September 23, 2017. Effective as of September 23, 2017, the Company agreed to extend the option held by the Founder through October 31, 2017. On October 30, 2017, immediately following the sale of the Series A Convertible Preferred Stock and Warrants, the Founder exercised the option and acquired TMC.

On October 30, 2017, the Company entered into a License with Recuriter.com, Inc. (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, Inc., a license to use Recruiter’s proprietary software and related intellectual property (the “License”). In consideration for the License, the Company issued Recruiter 125,000,000 shares of its common stock. In addition, the Company created a newly designated series of preferred stock known as Series B Convertible Preferred Stock (the “Series B”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. The Company agreed to issue Recruiter 625,000 shares of the Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive an additional 1,250,000 shares of Series B on the achievement of certain milestones as provided in the License. The Chief Executive Officer of Recruiter was appointed Chief Executive Officer and a director of the Company in conjunction with entry into the License.

Immediately following the Company’s entering into the License and the Change of Control stemming from the issuance of 125,000,000 shares of common stock to Recruiter, the Company sold $600,000 of Series A Convertible Preferred Stock and Warrants to the Investors. For further information see Note 9 to the financial statements. On October 30, 2017, the Investors exchanged the Convertible Notes for shares of Series C Convertible Preferred Stock and other convertible notes for Series C-1 Convertible Preferred Stock.

Subsequent to the end of the quarter ended September 30, 2016, in order to simplify accounting and the potential exercise of the option to acquire the Company’s current operating assets, the Company formed a California corporation, Truli Media Corp. (“TMC”) as a wholly-owned subsidiary of the Company, and thereafter the Company transferred its operating assets to TMC and the Founder assumed the operating liabilities other than the Convertible Notes and public company liabilities. In describing the business of the Company below, the description relates to its historical business of the Company and TMC. Since the Founder acquired TMC on October 30, 2017, the discussion below, except for Liquidity, relates to TMC.

Business of the Company

The Company is rebranding itself under the "VocaWorks" brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent.

Truli has not generated any revenue from its former or new business strategy and there can be no assurances that we will do so in the future.

Results of Operations

The results of operations refer to TMC which was sold subsequent to September 30, 2017.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

The Company had no revenue for the three-month periods ended September 30, 2017 or 2016. Truli officially launched its website on July 10, 2012 but has not yet generated material revenue.  Net loss of $236,565 and $92,904 for the three-month periods ended September 30, 2017 and 2016, respectively, resulted from the operational activities described below.

Operating expenses totaled $111,688 and $70,598 during the three-month periods ended September 30, 2017 and 2016, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $111,688 and $70,598 for the three-month periods ended September 30, 2017 and 2016, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees.  The increase of 58% in 2017 compared to 2016 was primarily attributable to increased professional and consulting fees.

Other Income (Expense)

	Three Months Ended September 30,
	2017	2016	Change
Interest expense	$(34,202)	$(23,784)	$(10,418)
(Loss) gain on change in fair value of warrant derivative liability	(90,675)	1,478	(92,153)
Total other income (expense)	$(124,877)	$(22,306)	$(102,571)

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016:

The Company had no revenue for the six-month periods ended September 30, 2017 or 2016. Net loss of $339,317 and $195,133 for the six-month periods ended September 30, 2017 and 2016, respectively, resulted from the operational activities described below.

Operating expenses totaled $220,008 and $149,381 during the six-month periods ended September 30, 2017 and 2016, respectively.  The increase in operating expenses is the result of the following factors.

The Company incurred selling, general and administrative expenses of $220,008 and $149,381 for the six-month periods ended September 30, 2017 and 2016, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees.  The increase of 47% in 2017 compared to 2016 was primarily attributable to increased professional and consulting fees.

Other Income (Expense)

	Six Months Ended September 30,
	2017	2016	Change
Interest expense	$(69,672)	$(46,088)	$(23,584)
(Loss) gain on change in fair value of warrant derivative liability	(49,637)	336	(49,973)
Total other income (expense)	$(119,309)	$(45,752)	$(73,557)

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of September 30, 2017, we had an accumulated deficit of $6,098,682 compared to $5,759,365 as of March 31, 2017. The increase is attributable to the net loss for the six-month period ended September 30, 2017.

Our net cash used in operations was $131,416 and $188,038 for the six months ended September 30, 2017 and 2016, respectively. The decrease in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $81,000, which was offset by an increase in accounts payable and accrued interest of approximately $138,000. We had no cash flows from investing activities during the six months ended September 30, 2017 and 2016. Based upon receipt of funding from our Founder and proceeds from convertible notes, net cash provided by financing activities was $144,500 for the six months ended September 30, 2017. Net cash provided by financing activities was $182,000 for the six months ended September 30, 2016 with the funding coming from $232,000 advanced by the Founder net of certain amounts.

The Company has funded its operations primarily through advances from the Founder. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of fiscal 2018 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report on Form 10-Q.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended March 31, 2017 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On October 30, 2017, the Company sold $600,000 of Series A Convertible Preferred Stock and Warrants to the Investors and received net proceeds of $481,373.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our new business, its prospects and our liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the development and functionality of the software we are licensing, competition, our management’s ability to deal with conflicts of interest and events affecting capital markets in general and microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended March 31, 2017, except that the risks relating to the TMC business are inapplicable. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on an evaluation as of the end of the period covered by this Report on Form 10-Q, our then Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended September 30, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of the date of this Report, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A. - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	8-K	12/21/15	3.01
3.2	Bylaws	14C	1/26/15	App C
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
4.1	Form of Warrant	8-K	10/31/17	4.1
10.1	Form of Note Extension Agreement dated May 9, 2017	8-K	5/11/17	10.1
10.2	Form of Note dated April 6, 2017	8-K	4/11/17	10.1
10.3	Form of Securities Purchase Agreement	8-K	10/31/17	10.1
10.4	Form of License Agreement	8-K	10/31/17	10.2
10.5	Form of Employment Agreement	8-K	10/31/17	10.3
31.1	Certification of Principal Executive and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2017	TRULI MEDIA GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)

