Form 10-Q
period 2017-12-31
Truli Media Group, Inc.
filed 2018-02-20
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-53641

TRULI MEDIA GROUP, INC

(Exact name of registrant as specified in its charter)

Delaware	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 86, Bristol, CT	06011
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (888) 925-7010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 15, 2018, the number of shares of the registrant’s common stock outstanding was 131,554,197.

Item 1.	Financial Statements

Truli Media Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$363,512	$1,983
Total Current Assets	363,512	1,983
License	625,000	-
Software development	28,750	-
Total Assets	$1,017,262	$1,983

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$64,121	$160,781
Accrued interest, related party	-	12,677
Accrued interest - other	-	106,388
Note payable - related party	-	457,801
Convertible notes payable - others, net of discount of $0 and $48, respectively	-	49,952
Derivative liability	-	33,452
Total Current Liabilities	64,121	821,051
Long-Term Liabilities:
Convertible note payable - other	-	1,955,934
Total Liabilities	64,121	2,776,985
Commitments and Contingencies

Redeemable Preferred Stock, Series A, Series B, Series C, and Series C-1, $0.0001 par value; 2,695,939 shares designated, 720,939 shares issued and outstanding at December 31, 2017. No shares were designated, issued or outstanding at March 31, 2017.	2,849,090	-

Stockholders’ Deficit:
Preferred stock, undesignated, $0.0001 par value; 7,304,061 and 10,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 127,554,197 and 2,554,197 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	12,755	255
Additional paid in capital	4,167,912	2,984,108
Accumulated deficit	(6,076,616)	(5,759,365)
Total stockholders’ deficit	(1,895,949)	(2,775,002)
Total Liabilities and Stockholders’ Deficit	$1,017,262	$1,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended December 31,	Three Months ended December 31,	Nine Months ended December 31,	Nine Months ended December 31,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$64,867	$81,351	$284,875	$230,732
Total operating expenses	64,867	81,351	284,875	230,732
Loss from operations	(64,867)	(81,351)	(284,875)	(230,732)

Other income (expenses):
Interest expense	(14,714)	(26,973)	(84,386)	(73,061)
Loss on change in fair value of derivative liability	(532,788)	(70,168)	(582,425)	(69,832)
Gain on extinguishment of debt	634,435	-	634,435	-
Total other income (expenses)	86,933	(97,141)	(32,376)	(142,893)

Income (loss) from operations before income taxes	22,066	(178,492)	(317,251)	(373,625)
Provision for income taxes	-	-	-	-
Net income (loss)	22,066	(178,492)	(317,251)	(373,625)
Preferred stock dividend	(35,573,626)	-	(35,573,626)	-
Net loss attributable to common shareholders	$(35,551,560)	$(178,492)	$(35,890,877)	$(373,625)

Net loss per common share – basic and diluted	$(0.40)	$(0.07)	$(1.15)	$(0.15)

Weighted average common shares – basic and diluted	88,152,023	2,554,197	31,190,561	2,554,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months ended December 31,	Nine Months ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(317,251)	$(373,625)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	188	267
Change in fair market value of derivative liability	582,425	69,832
Loss on excess fair value of derivative liability at inception	7,441	1,067
Amortization of debt discount	11,165	380
Gain on extinguishment of debt	(634,435)	-
Gain on reversal of liabilities	(98,593)	-
Expenses paid through financings	43,627	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	105,591	(34,725)
Increase in accrued interest	63,288	67,396
Net cash used in operating activities	(236,554)	(269,408)

Cash Flows from Investing Activities
Cash disposed of through exercise of purchase option	(9,040)	-
Cash paid for software development	(28,750)	-
Net cash used in investing activities	(37,790)	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	114,500	296,500
Proceeds from convertible notes	40,000	50,000
Repayments of notes to related party	-	(6,210)
Payments on debt settlement	-	(45,000)
Advances received	10,000	-
Proceeds from sale of preferred stock	471,373	-
Net cash provided by financing activities	635,873	295,290

Net increase in cash and cash equivalents	361,529	25,882

Cash and cash equivalents, beginning of period	1,983	13,245

Cash and cash equivalents, end of period	$363,512	$39,127

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,493	$4,218
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$634,435	$-
Preferred stock issued upon settlement of convertible debt	$2,203,487	$-
Accounts payable and advance paid through proceeds of preferred stock	$85,000	$-
Liabilities transferred through exercise of subsidiary purchase option	$620,759	$-
Common stock issued for acquisition of license	$625,000	$-
Dividend on redeemable preferred stock	$45,603	$-
Discount attributable to derivative liability	$11,117	$951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRULI MEDIA GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Media Group, Inc., a Delaware corporation, (the “Company”) is a holding company based in Bristol, Connecticut. Immediately following the October 30, 2017 closing of the License Agreement and issuance of preferred shares described below and in Note 2, Mr. Michael Solomon, then a director of the Company, exercised his option, granted to him in September 2016, to purchase the Company’s subsidiary, Truli Media Corp (“TMC”) for $5,000. As a result, TMC is no longer a subsidiary of the Company. See Note 2 and Note 10 for additional information on the sale of TMC.

On October 17, 2017, the Company formed a new, wholly owned subsidiary, VocaWorks, Inc. (“VocaWorks”), a New Jersey corporation.

Prior to the exercise of the option by Mr. Solomon to purchase TMC, the Company was focused on the on-demand media and social networking markets as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. With the exercise of the option by Mr. Solomon, the Company has exited those activities.

Effective October 30, 2017, the Company entered into a License Agreement (the “License”) with Recruiter.com, Inc., a Delaware corporation (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, a license to use certain of Recruiter’s proprietary software and related intellectual property. The Company is rebranding itself under the "VocaWorks" brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent.

“Truli”, “our”, “us”, “we” or the “Company” refer to Truli Media Group, Inc. and its subsidiaries. The operations of TMC are included through the date of the exercise of the purchase option by Mr. Solomon. In discussing the business of the Company, we refer to the business now operated by VocaWorks except as otherwise made clear from the context.

From commencement of its former and current business operations through the date of these unaudited condensed consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses.

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

These interim financial statements as of and for the three and nine months ended December 31, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future period. All references to December 31, 2017 and 2016 in these footnotes are unaudited.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions used to estimate useful lives of intangible assets, calculate the beneficial conversion feature of convertible notes payable and convertible preferred stock, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were 365,034,400 and 104,782,090 outstanding common share equivalents at December 31, 2017 and 2016, respectively.

	December 31,	December 31,
	2017	2016
Options	80,000	193,040
Warrants	120,000,000	-
Convertible preferred stock	244,954,400	-
Convertible notes payable	-	104,589,050
	365,034,400	104,782,090

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

Intangible Assets

Intangible assets consist of a license agreement and related software, website and iPhone App development costs. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of December 31, 2017.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended December 31, 2017 that are of significance or potential significance to the Company.

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

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1. Accounting for certain financial instruments with down round features

2. Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company has adopted this update during the quarter ended December 31, 2017. The Company has retrospectively applied amendments in Part I of ASU 2017-11 to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. On the date of adoption, there were no previously issued outstanding financial instruments with a down round feature.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

NOTE 2 — NOTES PAYABLE

Note Payable – Related Party

Michael Solomon, the Company’s founder and former Chief Executive Officer (the “Founder”), advanced funds to TMC, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $572,301 and $457,801 on October 31, 2017 (the date that Mr. Solomon exercised his option to purchase TMC) and March 31, 2017, respectively. The Note was without recourse to Truli Media Group, Inc. The Note bore interest at 4% per annum. The Company recorded interest expense of $1,910 and $3,639 for the three months ended December 31, 2017 and 2016, respectively. The Company recorded interest expense of $12,123 and $7,699 for the nine months ended December 31, 2017 and 2016, respectively. As a result of Mr. Solomon’s exercise of the purchase option to acquire TMC, this note and the related accrued interest of $24,800 is no longer a liability of the Company. Accrued interest payable was $12,677 at March 31, 2017.

Convertible Notes Payable – Related Party

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carried interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest is convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $6,645 and $19,720 for the three months ended December 31, 2017 and 2016, respectively. The Company recorded interest expense of $45,871 and $58,946 for the nine months ended December 31, 2017 and 2016, respectively. Accrued interest payable was $150,259 and $104,388 at October 30, 2017 (the date of the exchange of the notes into Series C Convertible Preferred Stock) and March 31, 2017, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors (the “Investors”) entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the Investors in equal amounts in exchange for $102,500 from each Investor, each of whom acquired a convertible note for one-half of the principal (together the “Investor Convertible Notes”). The NPA included a provision under which the Founder has an option to purchase all of the Company’s current operating assets for $5,000. The option is exercisable through March 23, 2017 with the consent of one of the Investors, and thereafter through September 23, 2017 without the consent of the Investors. Effective as of September 23, 2017, the Company agreed to extend the option held by the Founder through October 31, 2017, and the option was exercised on that date. On October 30, 2017, the Investors exchanged the Convertible Notes for 102,099.752 shares of Series C Convertible Preferred Stock.

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

Convertible Notes Payable – Other

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November Notes”) to the Investors and received $50,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The maturity date of each November Note has been extended to October 31, 2017. The Company recorded interest expense of $430 and $2,973 for the three and nine months ended December 31, 2017, respectively. Accrued interest payable was $4,972 and $2,000 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock) and March 31, 2017, respectively.

On April 6, 2017, the Company sold an aggregate of $40,000 principal amount of its convertible promissory notes (the “April Notes”) to the holders of the Convertible Note and received $40,000 in gross proceeds. The Notes are convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each April Note has a maturity date that is four months from the issue date. The maturity date of each April Note has been extended to October 31, 2017. The Company recorded interest expense of $345 and $2,322 for the three and nine months ended December 31, 2017. Accrued interest payable was $2,322 and $0 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock) and March 31, 2017, respectively.

On October 30, 2017, the Investors exchanged the November and April Notes and related accrued interest for 18,839 shares of Series C-1 Convertible Preferred Stock. We recorded a gain of $634,435 as a result of the conversion of the debt and related derivative liabilities during the three and nine months ended December 31, 2017.

NOTE 3 — DERIVATIVES

The Company has identified certain embedded derivatives related to its convertible notes and common stock purchase warrants. Since certain of the notes are convertible into a variable number of shares or have a price reset feature, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

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

During the three and nine months ended December 31, 2016, the Company recorded income of $0 and $336, respectively, related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

November Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the original term of the Notes. During the three and nine months ended December 31, 2017, $0 and $48 was charged to interest expense, respectively.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $2,808 and $4,173 for the three and nine months ended December 31, 2017, respectively, and were charged to interest expense.

During the three and nine months ended December 31, 2017, the Company recorded expense of $301,070 and $320,837 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $358,462 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock), determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.97%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 353%; and (4) an expected life of 1 month.

April Notes

The Company identified embedded derivatives related to the conversion features of the April 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $11,117, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 0.838%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 339%; and (4) an expected life of 4 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the term of the Notes. During the three and nine months ended December 31, 2017, $0 and $11,117 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $2,246 and $3,269 for the three and nine months ended December 31, 2017, respectively, and were charged to interest expense.

During the three and nine months ended December 31, 2017, the Company recorded expense of $231,718 and $261,588 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $275,974 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock), determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.97%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 353%; and (4) an expected life of 1 month.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2017:

Fair Value Measurements at December 31, 2017 using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$-	$-	$-	$-

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the nine months ended December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Balance, beginning of period	$33,452	$336
Additions	18,558	2,018
Extinguishment of derivative liabilities	(634,435)	-
Change in fair value of derivative liabilities	582,425	69,832
	$-	$72,186

NOTE 5 — GOING CONCERN

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may require additional financing for the remainder of fiscal 2018 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company is currently in negotiations for another round of funding anticipated for the fourth quarter of fiscal 2018. However, there is no assurance that the Company will be successful in this or any other capital-raising efforts that it may undertake to fund operations during the next twelve months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of a License Agreement (the “License”) with Recruiter.com, Inc. (“Recruiter”), under which Recruiter granted VocaWorks a license to use certain of Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued to Recruiter 125,000,000 shares of common stock. We have valued the license at $625,000. Recruiter will receive 625,000 shares of Series B Preferred Stock upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B Preferred Stock following the achievement of certain milestones as provided for in the License. Recruiter shall provide VocaWorks with support services free of charge, which shall include (i) a total of 2,400 hours of Technology and Development Services to be provided by Recruiter personnel during the two year period following the effective Date, with a total value of $200,000; and (ii) marketing and advertising services, which are available to Recruiter’s general customers, and strategic marketing services, to be provided by Recruiter each year during the four year period following the effective date, with a total value of $500,000.

We also have capitalized software costs of $28,750 related to the development of our website and iPhone app, both to be used in conjunction with the license acquired from Recruiter.

These assets have not been placed in service at December 31, 2017.

NOTE 7 — SHAREHOLDERS EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2017 and March 31, 2017 the Company has 720,938.752 and no shares of preferred stock issued and outstanding, respectively.

Series A Convertible Redeemable Preferred Stock

On October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 700,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock (the “Series A”), which is convertible into shares of common stock at $0.005 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series A. The Company entered into Securities Purchase Agreements (each a “SPA”) with the two Investors who converted their Notes into Series C and Series C-1 (described below and in Note 2). Pursuant to the SPAs, the Investors paid the Company a total of $600,000 and purchased in the aggregate 600,000 of shares of Series A and Warrants to purchase 120,000,000 shares of the Company’s common stock.

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

Series B Convertible Preferred Stock

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

Series C and Series C-1 Convertible Redeemable Preferred Stock

On October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 102,100 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock (“Series C”) which is convertible into common stock at $0.02 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s outstanding 4% Convertible Notes converted their 4% Convertible Notes and accrued interest into 102,099.752 shares of Series C.

Also on October 24, 2017, the Company filed a Certificate of Designations with the Delaware Secretary of State designating 18,839 shares of the Company’s authorized preferred stock as Series C-1 Convertible Preferred Stock (“Series C-1”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C-1. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s 10% Convertible Notes converted their 10% Convertible Notes and accrued interest into 18,839 shares of Series C-1.

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

Subsequent to December 31, 2017, filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount to $1 million (see Note 12).

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2017 and March 31, 2017 the Company had 127,554,197 and 2,554,197 shares of common stock issued and outstanding, respectively.

In consideration for the acquisition of the license described in Note 6, the Company issued 125,000,000 shares of common stock.

As a result of Mr. Solomon’s exercise of his option to purchase TMC, as described in Note 1, the ownership of TMC was transferred to Mr. Solomon on October 31, 2017. We have recorded a credit of $616,719 to additional paid in capital to reflect the net liabilities transferred.

Common stock warrants

In connection with the sale of our Series A preferred stock, we issued an aggregate of 120,000,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants are immediately exercisable at an exercise price of $0.01 and expire, if unexercised, on October 30, 2022. The exercise price and number of warrants are subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants.

Stock Option Plan

2017 Equity Incentive Plan

In October 2017, our board of directors and stockholders authorized the 2017 Equity Incentive Plan, which we refer to as the 2017 Plan, covering 38,000,000 shares of common stock. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by our board of directors or by the Compensation Committee. Plan options may either be:

●	incentive stock options (ISOs),
●	non-qualified options (NSOs),
●	awards of our common stock,
●	stock appreciation rights (SARs),
●	restricted stock units (RSUs),

Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $0.02 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2017 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2017 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

NOTE 8 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

As described in Note 7, we have issued shares of Series A, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock has been classified as temporary equity on the balance sheet at December 31, 2017.

A portion of the proceeds from the sale of our Series A preferred stock were allocated to the warrants based on their relative fair value, which totaled $580,645 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $34,492,426 to the Series A, Series C and Series C-1 preferred shares based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 353%, (3) risk-free interest rate of 2%, (4) expected term of 5 years. The amount attributable to the warrants and beneficial conversion feature, aggregating $35,073,071, has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

For the three months ended December 31, 2017, we have accrued dividends in the amount of $45,603. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2017 and March 31, 2017, accounts payable and accrued liabilities for the period ending are comprised of the following:

	December 31,	March 31,
	2017	2017
Legal and professional fees payable	$62,507	$100,782
Other payables	1,614	59,999
	$64,121	$160,781

During the three and nine months ended December 31, 2017, we recorded a gain on reversal of accounts payable and accrued liabilities of $98,593.

NOTE 10 — RELATED PARTY TRANSACTION

Immediately following the closing of the license agreement and issuance of preferred shares described elsewhere, Mr. Solomon, a director of the Company exercised his option, granted to him in September 2016, to purchase the Company’s subsidiary, TMC for $5,000. As a result, cash of $9,040 and payables of $23,658 were transferred with TMC. Additionally, notes and accrued interest due to Mr. Solomon, aggregating $597,101, were also transferred with TMC. We recorded a credit to additional paid in capital of $616,719 as a result of this transaction.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Recruiter will receive 625,000 shares of Series B Preferred Stock upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B Preferred Stock following the achievement of certain milestones as provided for in the License.

NOTE 12 — SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements except as described below.

On February 1, 2018 the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C preferred stock.

On February 13, 2018, the Company filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount to $1 million. See Note 7.

The Company granted to its chief executive officer 500,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options vest 41,667 upon grants and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the Securities and Exchange Commission, or the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Media Group, Inc. and its subsidiary, VocaWorks, Inc. and its former subsidiary TMC.

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

Under the terms of the Note Purchase Agreement (the “NPA”), the Founder was required to pay all of the liabilities as of the date of the NPA other than the Convertible Note and public company expenses and continue to pay all operating liabilities other than the public company liabilities, which were paid by the Investors for one year. The NPA includes a provision under which the Founder had an option to purchase all of the Company’s current operating assets for $5,000 through September 23, 2017. Effective as of September 23, 2017, the Company agreed to extend the option held by the Founder through October 31, 2017. On October 30, 2017, immediately following the sale of the Series A Convertible Preferred Stock and Warrants, the Founder exercised the option and acquired TMC.

On October 30, 2017, the Company entered into a License with Recruiter.com, Inc. (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, Inc., a license to use Recruiter’s proprietary software and related intellectual property (the “License”). In consideration for the License, the Company issued Recruiter 125,000,000 shares of its common stock. In addition, the Company created a newly designated series of preferred stock known as Series B Convertible Preferred Stock (the “Series B”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. The Company agreed to issue Recruiter 625,000 shares of the Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive an additional 1,250,000 shares of Series B on the achievement of certain milestones as provided in the License. The Chief Executive Officer of Recruiter was appointed Chief Executive Officer and a director of the Company in conjunction with entry into the License.

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

Subsequent to the end of the quarter ended September 30, 2016, in order to simplify accounting and the potential exercise of the option to acquire the Company’s current operating assets, the Company formed a California corporation, Truli Media Corp. (“TMC”) as a wholly-owned subsidiary of the Company, and thereafter the Company transferred its operating assets to TMC and the Founder assumed the operating liabilities other than the Convertible Notes and public company liabilities. In describing the business of the Company below, the description relates to its historical business of the Company and TMC. Since the Founder acquired TMC on October 30, 2017, the discussion below, except for Liquidity, relates to TMC through October 30, 2017 and to VocaWorks from that point forward.

Business of the Company

The Company is developing a software platform and business under the "VocaWorks" brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions, facilitated in part through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent. The initial test launch of the web platform is currently scheduled for release at the end of fiscal 2019 Q1, dependent on software development.

Truli has not generated any revenue from its former or new business strategy and there can be no assurances that we will do so in the future. Except for the period from October 30, 2017, the following discussion relates to TMC and not the Company’s current business.

Results of Operations

The results of operations include TMC through October 30, 2017 and VocaWorks from that date forward.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016:

The Company had no revenue for the three-month periods ended December 31, 2017 or 2016. VocaWorks has recently begun to implement its new business plan commencing with the execution of the License agreement with Recruiter. Truli officially launched its website on July 10, 2012 but had not yet generated material revenue through the date of disposition of TMC. Net income (before dividends on preferred stock) of $22,066 and net loss of $178,492 for the three-month periods ended December 31, 2017 and 2016, respectively, resulted from the operational activities described below.

Operating expenses totaled $64,867 and $81,351 during the three-month periods ended December 31, 2017 and 2016, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $64,867 and $81,351 for the three-month periods ended December 31, 2017 and 2016, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees. The decrease of 20% in 2017 compared to 2016 was primarily attributable to decreased marketing costs and a reversal of accounts payable and accrued expenses of $98,593, partially offset by an increase in professional fees.

Other Income (Expense)

	Three Months Ended December 31,
	2017	2016	Change
Interest expense	$(14,714)	$(26,973)	$12,259
Loss on change in fair value of derivative liability	(532,788)	(70,168)	(462,620)
Gain on extinguishment of debt	634,435	-	634,435
Total other income (expense)	$86,933	$(97,141)	$184,074

Other income (expense) is comprised of interest and financing costs, expense related to the change in fair value of our derivative liabilities, and gain on extinguishment of debt. The decrease in interest expense in the 2017 three month period compared to the 2016 three month period results from the settlement of debt in the 2017 period. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. The gain on extinguishment of debt results from the settlement of debt in the 2017 period.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016:

The Company had no revenue for the nine-month periods ended December 31, 2017 or 2016. Net loss of $317,251 and $373,625 for the nine-month periods ended December 31, 2017 and 2016, respectively, resulted from the operational activities described below.

Operating expenses totaled $284,875 and $230,732 during the nine-month periods ended December 31, 2017 and 2016, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $284,875 and $230,732 for the nine-month periods ended December 31, 2017 and 2016, respectively, principally comprised of marketing, website development costs, professional fees and consulting fees. The increase of 23% in 2017 compared to 2016 was primarily attributable to increased professional and consulting fees partially offset by a reversal of accounts payable and accrued expenses of $98,593.

Other Income (Expense)

	Nine Months Ended December 31,
	2017	2016	Change
Interest expense	$(84,386)	$(73,061)	$(11,325)
Loss on change in fair value of derivative liability	(582,425)	(69,832)	(512,593)
Gain on extinguishment of debt	634,435	-	634,435
Total other expense	$(32,376)	$(142,893)	$110,517

Other income (expense) is comprised of interest and financing costs, expense related to the change in fair value of our derivative liabilities, and gain on extinguishment of debt. The increase in interest expense in the 2017 nine month period compared to the 2016 nine month period results from the issuance of debt in the 2017 period. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. The gain on extinguishment of debt results from the settlement of debt in the 2017 period.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of December 31, 2017, we had an accumulated deficit of $6,076,616 compared to $5,759,365 as of March 31, 2017. The increase is attributable to the net loss for the nine-month period ended December 31, 2017.

Our net cash used in operating activities was $236,554 and $269,408 for the nine months ended December 31, 2017 and 2016, respectively. The decrease in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $103,000, which was offset by an increase in accounts payable and accrued interest of approximately $136,000. Cash used in investing activities during the nine months ended December 31, 2017 consisted of expenditures for software development of approximately $29,000 and a transfer of approximately $9,000 upon the exercise of an option to purchase our TMC subsidiary. There were no cash flows from investing activities for the nine months ended December 31, 2016. Net cash provided by financing activities was approximately $636,000 for the nine months ended December 31, 2017, derived primarily from the proceeds from the sale of preferred stock of approximately $471,000 and funds advanced by the Founder of approximately $115,000. Net cash provided by financing activities was approximately $295,000 for the nine months ended December 31, 2016 with the funding coming primarily from $297,000 advanced by the Founder.

The Company had previously funded its operations primarily through advances from the Founder. The Company’s recent funding has come through the sale of convertible preferred stock. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may require additional financing for the remainder of fiscal 2018 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company is currently in negotiations for another round of funding anticipated for the fourth quarter of fiscal 2018. However, there is no assurance that the Company will be successful in this or any other capital-raising efforts that it may undertake to fund operations during the next twelve months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders' ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

Off-Balance Sheet Arrangements

None

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about inputs used to estimate useful lives of intangible assets, calculate beneficial conversion of convertible notes payable and convertible preferred stock, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

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

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1. Accounting for certain financial instruments with down round features

2. Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company has adopted this update during the quarter ended December 31, 2017. The Company has retrospectively applied amendments in Part I of ASU 2017-11 to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. On the date of adoption, there were no previously issued outstanding financial instruments with a down round feature.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company as defined by Rule 229.10(f) (1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on an evaluation as of the end of the period covered by this Report on Form 10-Q, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended December 31, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into the License under which the Company issued 125,000,000 shares of common stock to Recruiter.

In connection with the License and the SPA, the Company issued the Investors 600,000 shares of the Company’s Series A Convertible Preferred Stock, 102,100 shares of the Company’s Series C Convertible Preferred Stock and 18,839 shares of the Company’s Series C-1 Convertible Preferred Stock.

All of the above-mentioned securities were issued and sold to accredited investors in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. All of the above-mentioned securities were acquired for the purpose of investment and not with a view to distribution.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

On February 13, 2018, the Company filed two Certificates of Amendment (the “COD Amendments”) with the Delaware Secretary of State amending the Company’s Series C Certificate of Designations and Series C-1 Certificate of Designations. The COD Amendments extend the maturity dates of the Series C and Series C-1 to five years and reduces the redemption price of the Series C and Series C-1 from approximately $2,000,000 to $1,000,000. The Form of the COD Amendments for the Series C and Series C-1 are attached hereto as Exhibit 3.7 and Exhibit 3.8, respectfully, and are incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	8-K	12/21/15	3.01
3.2	Bylaws	14C	1/26/15	App C
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Truli Media Group, Inc.				Filed
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Truli Media Group, Inc.				Filed
4.1	Form of Warrant	8-K	10/31/17	4.1
10.1	Form of Note Extension Agreement dated May 9, 2017	8-K	5/11/17	10.1
10.2	Form of Note dated April 6, 2017	8-K	4/11/17	10.1
10.3	Form of Securities Purchase Agreement	8-K	10/31/17	10.1
10.4	Form of License Agreement	8-K	10/31/17	10.2
10.5	Form of Employment Agreement	8-K	10/31/17	10.3
31.1	Certification of Principal Executive and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2018	TRULI MEDIA GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)