Form 10-K
period 2018-03-31
TRULI TECHNOLOGIES, INC.
filed 2018-06-29
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

TRULI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3090646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

54 W 40th St New York, NY	10018
(Address of Principal Executive Offices)	(Zip Code)

(866) 862-2979

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $48,700 based on the closing price of the registrant’s common stock on that date ($0.04).

As of June 20, 2018, the Company had 131,554,197 shares of its common stock, $0.0001 par value per share, outstanding.

As used in this Form 10-K, the terms “we”, “us”, “our”, “Truli”, and the “Company” means Truli Technologies, Inc., a Delaware corporation and VocaWorks, Inc., a New Jersey corporation, the Company’s wholly-owned subsidiary,.

i

PART I

ITEM 1. BUSINESS

Company Overview

Effective October 30, 2017, the Company entered into a License Agreement (the “License”) with Recruiter.com, Inc., a Delaware corporation (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, Inc. (“Vocaworks”), a license to use certain of Recruiter’s proprietary software and related intellectual property. The Company is rebranding itself under the “VocaWorks” brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions through its entry into the License with Recruiter. VocaWorks will initially offer a native mobile iOS app solution for Apple iPhones, as well as a web-based SaaS platform offering that will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent. In the future, it expects that it will develop an app for Android mobile phones.

Immediately following the October 30, 2017 closing of the License, Mr. Michael J. Solomon, the founder and a then director of the Company (the “Founder”), exercised his Option, granted to him in September 2016, to purchase the Company’s subsidiary, Truli Media Corp (“TMC”) for $5,000. As a result, TMC is no longer a subsidiary of the Company. Prior to the exercise of the Option by the Founder to purchase TMC, the Company was focused on the on-demand media and social networking markets as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television programming. Upon entering into the License and selling TMC to the Founder, the Company exited the on-demand media and social networking business.

The operations of TMC are included in our consolidated financial statements through the date of the exercise of the Option by the Founder. In discussing the business of the Company, we refer to the business now operated by the Company and Vocaworks except as otherwise made clear from the context.

History

The Company was incorporated in Oklahoma on July 28, 2008. On June 13, 2012, the Company acquired Truli Media Group, LLC, a Delaware Limited Liability Company (“TLLC”). Under the terms of the reorganization agreement, all of TLLC’s membership interests were exchanged for shares of approximately 74% of the fully diluted issued and outstanding shares of common stock of the Company. Prior to this reverse merger, the Company was a publicly-traded corporation with nominal operations. On March 17, 2015, Truli reincorporated in Delaware.

On September 21, 2016, the Founder sold a convertible note with a principal amount of $1,955,934 representing loans to the Company made by the Founder (the “Convertible Notes”) to two institutional investors (the “Investors”) in equal amounts in exchange for payment of $102,500 from each investor.

Concurrent with the sale of the Convertible Notes to the Investors, the Founder and an affiliate sold their controlling block of common stock to the Company’s then new Chief Executive Officer and Chief Financial Officer, Mr. Elliot Maza, for $6,000. Subsequent to the end of the quarter, in order to simplify accounting and the potential exercise of the Option to acquire the Company’s current operating assets, the Company formed TMC as a wholly-owned subsidiary of the Company, and thereafter the Company transferred its operating assets to TMC and the Founder assumed the operating liabilities other than the Convertible Notes and public company liabilities.

Under the terms of the Note Purchase Agreement (the “NPA”), the Founder was required to pay all of the liabilities as of the date of the NPA other than the Convertible Note and public company expenses for one year and continue to pay all operating liabilities other than the public company liabilities, which were paid by the Investors. The NPA included a provision under which the Founder had an Option to purchase all of the Company’s current operating assets for $5,000 through September 23, 2017. Effective as of September 23, 2017, the Company agreed to extend the Option held by the Founder through October 31, 2017. On October 30, 2017, immediately following the sale of the License as defined, the Founder exercised the Option and acquired TMC.

On October 30, 2017, the Company entered into the License under which Recruiter granted the Company’s wholly-owned subsidiary, VocaWorks, the License to use Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued Recruiter 125,000,000 shares of its common stock. In addition, the Company created Series B Convertible Preferred Stock (the “Series B”) which is convertible into common stock at $0.005 per share, subject to adjustments in the event of stock splits, stock dividends and reverse splits. The Company agreed to issue Recruiter 625,000 shares of the Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive an additional 1,250,000 shares of Series B on the achievement of certain milestones as provided in the License. The Chief Executive Officer of Recruiter was appointed Chief Executive Officer and a director of the Company in conjunction with entry into the License.

Immediately following the Company entering into the License and the change of control stemming from the issuance of 125,000,000 shares of common stock to Recruiter, the Company sold $600,000 of Series A Convertible Preferred Stock (the “Series A”) and Warrants to the Investors. On October 30, 2017, the Investors exchanged the Convertible Notes for shares of Series C Convertible Preferred Stock (the “Series C”) and other convertible notes for Series C-1 Convertible Preferred Stock (the “Series C-1”).

Business Strategy

The Company is developing a software and mobile based platform and business under the “VocaWorks” brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions, facilitated in part through its entry into the License. VocaWorks will initially offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent for tech projects. On June 12, 2018, we announced the alpha launch of our software platform. The VocaWorks platform is an on-demand, cloud and mobile-based platform. Its key differentiator is its ability to source candidates directly from educational partners. Its initial focus will be a number of industries in the New York City market.

Truli has not generated any revenue from its former or new business strategy and there can be no assurances that we will do so in the future.

Competition

VocaWorks faces significant competition from other recruitment technology companies, career sites, search engines, and social networking sites. Many of these technology competitors are well-funded private companies and large publicly-traded staffing related entities with greater marketing and technology resources available to them. Our competitors include many companies that have invested heavily in online and other forms of advertisements, resulting in strong, well-known name brands. Several of our competitors offer an integrated variety of hiring solutions, technologies, online systems, and online solutions. In addition, we compete indirectly with high traffic social networking sites and search engines that allow for job discovery and recruitment advertising.

Intellectual Property

Our primary intellectual property consists of the License to use Recruiter’s proprietary software and related intellectual property including certain of Recruiter’s trademarks and our trade secrets. Additionally, the Company owns software developed by the Company in connection with the Vocaworks platform and brand assets and associated trademarks to the Vocaworks platform.

Marketing

Due to our current lack of capital, we currently market in a very limited capacity, primarily through press releases, social media, and through the development of online content. In the event that we are able to access capital in the future, we would create robust advertising and marketing campaigns driven through online channels, such as available through major search engines and social media sites. We would look to also drive physical marketing such as display and other media in our key target market cities, and engage in influencer campaigns.

Plan of Operation

The key goal is to recruit employees and candidates for our alpha software platform and fine tune it so we can develop a beta version. The Company intends to continue to build and market the VocaWorks technology platform as Truli’s major operating entity, attempt to position the Company for success, and evaluate any and all business opportunities and options. It is the opinion of management that the Company has sufficient resources to complete the development of its web and mobile platforms, but the Company may lack sufficient resources to bring the service to market successfully through the proper sales and marketing efforts. Management may seek additional capital in order to finance the continued operation of its business.

Research and Development

For the fiscal year ending March 31, 2018 we paid $57,500 for Software Development Services. Our Software Development Services were related to the development and alpha launch of the Vocaworks platform.

Employees

As of June 8, 2018, we have two full-time employees and one part-time employee who work for VocaWorks.

Corporate Information

Our corporate telephone number is (866) VOCAWRX or (866-862-2979). Additional information can be found on our website: www.TruliTechnologies.com and www.VocaWorks.com. Our Internet website and the information contained therein or connected thereto are not a part or incorporated into this Report on Form 10-K.

ITEM 1A. RISK FACTORS

We are a smaller reporting company. Accordingly, we are not required to provide the information required by this item. However, we disclose the risks which we face in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently does not own any properties. The Company currently occupies minimal office space at 54 W. 40th St. New York, NY 10018. We occupy our offices on a month-to-month basis, with a current monthly rental of $743.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Report, the Company is not aware of any proceedings, threatened or pending, against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock trades on the OTCPink, under the symbol “TRLI.” The last reported sale price of Truli’s common stock as reported by the OTCPink on June 20, 2018 was $0.12. As of that date, we had 351 record holders. A substantially greater number of holders of our common stock are in “street name” or beneficial holders whose shares are held of record by banks, brokers, and other financial institutions.

The following table provides the high and low bid price information for our common stock. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our common stock does not trade on a regular basis, and has only averaged trading on three days per month over the past year.

		Prices
Year	Period Ended	High	Low
		($)	($)
Year ended March 31, 2018
	March 31	0.09	0.06
	December 31	0.16	0.04
	September 30	0.10	0.004
	June 30	0.020	0.004
Year ended March 31, 2017
	March 31	0.041	0.020
	December 31	0.102	0.002
	September 30	0.008	0.001
	June 30	0.008	0.000

Holders

As of June 20, 2018, there were approximately 351 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Dividends

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors (“Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus. In accordance with the terms of the Company’s preferred shares, the Company may not declare a dividend on the Company’s common stock without the approval of at least a majority of the holders of the outstanding shares of the Company’s Series A, Series A-1 Convertible Preferred Stock (the “Series A-1”), Series C, and Series C.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2018 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2014 Equity Compensation Plan (1)	-	$-	510,798
2017 Equity Incentive Plan (2)	2,500,000	0.08	35,500,000
Total	2,500,000	$0.08	36,010,798

(1)	The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 510,798 shares of common stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of March 31, 2018, no awards are outstanding under the 2014 Plan.

(2)	In October 2017, our Board authorized the 2017 Equity Incentive Plan (the “2017 Plan”) covering 38,000,000 shares of common stock. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The Plan is administered by the Board and may grant awards in the form of incentive stock options, non-qualified options, awards of our common stock, stock appreciation rights, and restricted stock units. Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $0.02 per share. The term of each plan option and the manner in which it may be exercised is determined by the Board, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. As of March 31, 2018, 2,500,000 awards are outstanding under the 2017 Plan.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and “Cautionary Note Regarding Forward-Looking Statements” later in this Item 7. As used in this report, the terms “Company”, “we”, “our”, “us” and “Truli” refer to Truli Technologies, Inc.

Overview

The Company is developing a software platform and business under the “VocaWorks” brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions, facilitated in part through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent. On June 12, 2018, the Company announced an alpha launch of its software platform.

Truli has not generated any revenue from its former or new business strategy and there can be no assurances that we will do so in the future. The following discussion relates to TMC prior to October 30, 2017 and for the Company’s current business from October 30, 2017, to present.

Results of Operations

Year Ended March 31, 2018 Compared To The Year Ended March 31, 2017:

The Company had no revenue for the fiscal years ended March 31, 2018 and 2017. VocaWorks has recently begun to implement its new business plan commencing with the execution of the License. Net loss (before dividends on preferred stock) of $471,842 and $442,698 for the years ended March 31, 2018 and 2017, respectively, resulted from the operational activities described below.

Operating expenses totaled $442,565 and $311,974 for the years ended March 31, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors. The Company incurred selling, general and administrative expenses of $442,565 for the fiscal year ended March 31, 2018, principally comprised of compensation, marketing costs, website development costs, professional fees and consulting fees. The increase of 42% for 2018 compared to 2017 was primarily attributable to increased spending on compensation and professional fees, partially offset by decreased marketing costs and a reversal of accounts payable and accrued expenses of $98,593. We do not anticipate that the reported expenses represent a reliable indicator of future performance because we are still in the pre-revenue stage of development. Future costs are expected to be more heavily weighted towards marketing and promotion as our website potentially gains traffic and sales.

Other Income (Expense)

	Years Ended March 31,
	2018	2017	Change
Interest expense	$(84,386)	$(100,430)	$16,044
Loss on change in fair value of derivative liability	(582,425)	(30,294)	(552,131)
Gain on extinguishment of debt	637,534	-	637,534
Total other expense	$(29,277)	$(130,724)	$101,447

Other income (expense) is comprised of interest and financing costs, expense related to the change in fair value of our derivative liabilities, and gain on extinguishment of debt. The decrease in interest expense was primarily related to a reduction in debt outstanding. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. The gain on extinguishment of debt results from the settlement of debt in the year ended March 31, 2018. For more information on our convertible notes and derivative liabilities, please refer to Notes 2 and 3 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of March 31, 2018, we had an accumulated deficit of $6,231,207 compared to $5,759,365 as of March 31, 2017. The increase is attributable to the net loss for the year ended March 31, 2018.

Our net cash used in operating activities was $357,716 and $369,063 for the years ended March 31, 2018 and 2017, respectively. The decrease in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $27,000 and an increase in prepaid expenses of approximately $22,000, which was offset by an increase in accounts payable and accrued interest of approximately $60,000. Cash used in investing activities during the year ended March 31, 2018 consisted of expenditures for software development of approximately $58,000 and a transfer of approximately $9,000 upon the exercise of the Option to purchase TMC. There were no cash flows from investing activities for the year ended March 31, 2017. Net cash provided by financing activities was approximately $636,000 for the year ended March 31, 2018, derived primarily from the proceeds from the sale of preferred stock of approximately $471,000 and funds advanced by the Founder of approximately $115,000. Net cash provided by financing activities was approximately $358,000 for the year ended March 31, 2017 with the funding coming primarily from $367,000 advanced by the Founder.

The Company had previously funded its operations primarily through advances from the Founder. The Company’s recent funding has come through the sale of convertible preferred stock.

The audit report prepared by our independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended March 31, 2018 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Report. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may require additional financing for the fiscal year ending March 31, 2019 (“Fiscal 2019”) to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Report.

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. Accordingly, it needs to raise capital to remain operational.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

There are no assurances that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next twelve months. The Company anticipates that it will continue to issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

Off –Balance Sheet Arrangements

None

Related Party Transactions

Immediately following the closing of the License, the Founder exercised the Option to purchase the Company’s subsidiary, TMC, for $5,000. As a result, cash of $9,040 and payables of $23,658 were transferred with TMC. Additionally, notes and accrued interest due to the Founder, aggregating $597,101, were also transferred with TMC. We recorded a credit to additional paid in capital of $616,719 as a result of the exercise of the Option and the transfer of TMC.

For more information on related party transactions and their financial impact, see Note 11 to the consolidated financial statements attached to this Report.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

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

New Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the fiscal year ended March 31, 2018 that are of significance or potential significance to the Company.

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

The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The Company adopted this update during the quarter ended December 31, 2017. The Company has retrospectively applied amendments in Part I of ASU 2017-11 to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. On the date of adoption, there were no previously issued outstanding financial instruments with a down round feature.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be Fiscal 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of Fiscal 2019 and apply the full retrospective approach. The Company does not expect the adoption of ASU 2014-09 to have a material effect on its business, its financial position, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements including statements regarding liquidity, anticipated cash flows, future capital-raising activity, and the development of our services including the Vocaworks platform. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this Item 7. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Report.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in our Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Our ability to continue is a going concern and is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. The report of our independent auditors dated June 29, 2018 on our consolidated financial statements for the year ended March 31, 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We have a history of losses and can make no assurance that we will be able to generate a profit or cash flow from operations in the future.

We have never generated revenue. We have incurred net losses, including a net loss of $471,842 for the year ended March 31, 2018. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our ability to generate profits will depend, in part, on our expenses and our ability to generate revenue. Our prior losses and any future losses have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

Because we do not generate positive cash flow from operations, we will be required to engage in a future financing.

We have relied upon funding from the Investors to sustain operations. We have no understanding that Investors or any other third parties will provide an additional equity or debt capital. Because of the difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and the level of our stock price and the illiquid market for our common stock, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business. We cannot assure you that we will be successful in raising sufficient capital to run our operations.

If we fail to establish a user database for Vocaworks our revenue, financial results, and business may be significantly harmed.

Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our recruiting services. It is possible that the size of our active user base may fluctuate or decline in one or more markets once established. If people do not perceive our service to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with other competitive products or services;
●	we fail to introduce new features, products, or services that users find engaging or if we introduce new products or services, or make changes to existing services, that are not favorably received;
●	users have difficulty installing, updating, or otherwise accessing our service on mobile devices;
●	we are unable to develop services for mobile devices that users find engaging, that work with the intended mobile operating systems and networks for our services, and that achieve a high level of market acceptance;

●	there are decreases in user sentiment due to questions about the quality or usefulness of our services or our user data practices, or concerns related to privacy and sharing, safety, security, or other factors;
●	we are unable to successfully maintain or grow usage of and engagement with mobile and web applications that integrate with Vocaworks and other services;
●	our educational and corporate partners do not provide new users or encourage their existing users to continue using the Vocaworks platform;
●	competitors adopt new technologies where our services may not be perceived as competitive;
●	there are changes mandated by legislation, regulatory authorities, or litigation that adversely affect our services;
●	technical or other problems prevent us from delivering our services in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;
●	we adopt terms, policies, or procedures related to areas such as sharing content or user data that are perceived negatively by our users or the general public;

If we are unable to establish or maintain a user base and facilitate user engagement, our revenue and financial results may be adversely affected.

If there are significant changes in the number of job openings in the United States, it may affect our ability to generate revenue.

Because demand for our services is sensitive to changes in the level of economic activity, our business may suffer as a result of economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services may be reduced. An overabundance of jobs openings compared to job seekers may also cause our business to suffer. At the end of April 2018 there were 6.7 million job openings in the United States compared to 6.3 million unemployed job seekers. During periods where there are fewer job seekers than job openings, companies may switch their recruiting practices to specialized search firms in order to target currently employed candidates rather than job seekers. As a result, demand for our services may be reduced. If the number of job openings significantly decreases or there is a disproportionate number of job openings compared to people seeking employment there may be fewer job openings posted on our website which may decrease the number of users of our website. Accordingly, if the economy worsens or there is an overabundance of job openings, our business, results of operations and financial condition could be materially and adversely affected.

Because we are relying upon the success of our educational and corporate partners who provide users to the Vocaworks platform we may be materially and adversely affected if these and other future partners fail to deliver users who interact with our platform.

We rely on strategic partnerships with educational partners to provide employee candidates for the Vocaworks platform. Our educational partners, which primarily consist of for-profit universities, schools, and other learning institutions, encourage their enrolled students to use the Vocaworks platform to match with employers listed on Vocaworks and seek out employment through the channels offered on the Vocaworks platform. Our educational partners currently provide a significant portion of the users on the Vocaworks platform. If our educational partners who provide users to the Vocaworks platform cease to do so, or we fail to obtain other educational or corporate partners who will provide us with users, or these partners are unsuccessful in their efforts to provide users to our Vocaworks platform’s user base, our business and future revenue would be materially and adversely affected.

If our users’ profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact our business.

If our users do not update their information or provide accurate and complete information when they join Vocaworks the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, employers may not find users that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions, or our learning and development solutions may not suit our customers’ needs. Similarly, incomplete or outdated user information would diminish the ability of our job seekers to match with potential employers. Therefore, we must provide features and services that demonstrate the value of our network to users and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate users to do so, our business and operating results could be adversely affected.

Because our user growth, engagement, and monetization on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control. We may be materially and adversely affected.

There is no guarantee that mobile devices will continue to feature Vocaworks or other services, or that mobile device users will continue to use our services rather than competing services. We are currently developing a Vocaworks app for Apple iOS and expect to develop an Android app in the future. We are dependent on the interoperability of Vocaworks with popular mobile operating systems, networks, and standards that we do not control, such as the Android and Apple iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our services’ functionality, reduce or eliminate our ability to distribute our services, give preferential treatment to competitive services, or charge fees related to the distribution of our services could adversely affect the usage of Vocaworks or our other services and monetization on mobile devices.

Additionally, in order to deliver a high quality mobile service, it is important that our platform works well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. Apple has broad discretion in approving or denying which applications are listed on the Apple app store depending on app performance, functionality, content, advertising features, data collection, and other features. Additionally, many apps listed in the Apple app store work on certain mobile devices but not on all devices. The app store for the Apple iOS operating system may refuse to offer Vocaworks as an app to users or its availability as an application may be restricted to certain devices.

In the event that it is more difficult for users to access and use Vocaworks on their mobile devices, or if users choose not to access or use Vocaworks on their mobile devices or use mobile products that do not offer access to Vocaworks our user growth and user engagement could be harmed and our future operating results may be materially and adversely affected. Further, Android mobile phones represent a larger market. If we fail to develop an Android app or we sustain the same issues describes above for the iPhone, we may be materially and adversely affected.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information or content from users, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly phishing attacks), and general hacking have become more prevalent in our industry and may occur on our systems in the future. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our service, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we will employ systems and processes that are designed to protect our data and user data, to prevent data loss, and prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks. Moreover, if we sustain a ransomware attack, we may incur an unknown financial impact from any payments we make or third party costs we incur.

In addition third parties may receive or store information provided by us or by our users through mobile or web applications integrated with Vocaworks. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

If we receive unfavorable media coverage, it may negatively affect our business.

Social networking and job advertising sites have recently received a high degree of media coverage around the world. Unfavorable publicity regarding, for example, our privacy practices, terms of service, product quality, litigation or regulatory activity, government surveillance, the use of our services for illicit, objectionable, or illegal ends, the actions of our users, the quality and integrity of content shared on our platform, or the actions of other companies that provide similar services to us, could in the future, adversely affect our reputation. Such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and result in decreased revenue or receive opportunities, which could adversely affect our business and financial results.

Because our business is subject to complex and evolving United States laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters, we may face claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise have adverse effects on our business.

We are subject to a variety of laws and regulations in the United States that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, taxation, economic or other trade prohibitions or sanctions.

These federal, and state laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

Our business could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, services, features or our privacy policy. Such changes may require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new features that make use of the data that our users voluntarily share with us. Additionally, if third parties we work with violate applicable laws or regulations or our policies, such violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

We face intense competition in the market for Vocaworks from third party online recruiting websites, social networking sites and Internet search companies, among others, as well as continued competition for customers. Because the above mentioned competitors are very well known and have substantially greater financial resources, technical expertise and employee depth, we may or may not be able to compete effectively.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks and engagement of professionals. Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new services that compete with us and that could gain market acceptance quickly. We may also face competition if we shift our focus of development to new or different concepts or separate areas of our business.

The space for online recruiting networks is rapidly evolving. Companies such as Monster, LinkedIn, and Indeed are developing or could develop solutions that compete with ours. Further, some of these companies are partnering with third parties to offer services that could compete with ours. Additionally, we face competition from a number of companies outside the United States that provide online professional networking solutions. We also compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased member activity, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

If our technologies do not work as anticipated once we achieve meaningful revenue, we will not be successful.

While we believe that we have world class technologies and that there is a major market for Vocaworks, our platform is in the alpha stage and subject to substantial uncertainty. The Company intends to conduct a beta stage testing of Vocaworks this year and launch a final version of Vocaworks by the end of Fiscal 2019. Our ability to successfully launch and maintain Vocaworks is crucial to our ability to generate material revenue. In order to successfully launch Vocaworks we will need to complete both an alpha and beta testing and attract users to our service. During our testing we may encounter software errors or bugs which delay the launch of Vocaworks and acquisition of users on the Vocaworks platform. Without market acceptance, material sales, and positive feedback from users, we cannot be certain that we will be successful in launching Vocaworks or that we will be able to launch Vocaworks by the end of Fiscal 2019 and our inability to successfully launch Vocaworks could have an adverse effect on your investment in us.

Because our management team has experienced turnover in recent periods, it may be difficult to evaluate our existing future prospects and the risk of success or failure of our business.

We have had numerous changes to our Board and executive officer roles in recent years. Mr. Miles Jennings was appointed as Chief Executive Officer of the Company effective October 30, 2017. As a result of the turnover, it may be more difficult to project whether we will be successful in growing our business even if we are able to raise capital.

Our success depends on the efforts, abilities and continued service of Miles Jennings and if we are unable to continue to retain the services of Miles Jennings, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Miles Jennings.  On October 30, 2017, we entered into a one-year employment agreement with Mr. Jennings which automatically renews for one-year periods unless notice of termination is given 60 days before renewal. Loss of the services of Mr. Jennings and any negative market or industry perception arising from the loss of such services could significantly harm our business, future prospects and the price of our common stock. We do not maintain key-person insurance on the life of Mr. Jennings.

If we cannot expand our operations, or if we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we successfully obtain financing, we intend to grow rapidly and we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we are relying on our small management team, we lack business development resources which may hurt our ability to generate revenue.

Because we have only one officer dedicated to business development, we lack the resources to grow beyond certain levels. We cannot assure you that we will generate cash flow from operations or from a financing which will enable us to develop and grow our revenues.

If we are unable to hire an experienced sales team, we may not be able to generate material revenue.

Presently our personnel consist of two full-time employees and one part-time employee. Accordingly, we may be required to hire sales persons.  If our management team and any sales persons we hired are unsuccessful, we may be unable to generate material revenue.

Failure to implement and maintain effective internal controls over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our stock price.

Our management determined that as of March 31, 2018, our internal controls over financial reporting had a material weakness related to both the design and effectiveness of our internal controls over financial reporting. We have not yet been able to remediate the material weakness related to our internal controls over financial reporting.

Additional material weaknesses in our internal control over financial reporting may be identified in the future.  Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

Our trade secrets, trademarks, domain names and other rights are critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We may enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. It may be expensive and cost prohibitive to file for intellectual property protection worldwide and we may be financially required to file patents or similar protections for our intellectual property in select countries where we see the greatest potential for our services. As management deems appropriate, we will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States as we grow and launch our services. We will seek to protect our trademarks, trade secrets, and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location.

If we are required to sue third parties who we allege are violating our intellectual property rights, or if we are sued for violating a third party’s patents or other intellectual property rights, we may incur substantial expenses, and we could incur substantial damages, including amounts we cannot afford to pay.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Intellectual property litigation is extremely expensive and beyond our ability to pay.  While third parties do, under certain circumstances, finance litigation for companies that file suit, we cannot assure you we could find a third party to finance any claim we choose to pursue.  Moreover, third parties do not finance companies that are sued.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

From time-to-time, we may face allegations that we have infringed the trademarks, copyrights, and other intellectual property rights of third parties, including from our competitors and inactive entities. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new feature or service, stop offering certain features or services, pay royalties or significant settlement costs, purchase licenses or modify our platform features while we develop substitutes.

Our inability to successfully launch Vocaworks could adversely affect our ability to pay our debts and to continue to operate our business, which may harm our financial position and cash flow and impact our ability to satisfy redemptions for our preferred stock.

Our outstanding shares of preferred stock will be redeemable for more than $2,000,000 upon their respective maturity date for the Company’s Series A, Series A-1, Series C, and Series C-1 in 2019, 2020, 2022, and 2022, respectively, subject to prior conversion. Our ability to meet our cash obligations, including our obligations under the redeemable preferred stock, is dependent upon our ability to successfully launch Vocaworks. If we are unable to launch and generate material revenue from Vocaworks it will adversely affect our ability to pay our debt and redeem the outstanding shares of preferred stock upon demand by the Investors. Our inability to repay any outstanding debt and redeem our preferred stock could negatively impact our ability to continue operations and render us in default of the terms of the preferred stock.

Risks Relating to Our Common Stock

As a result of our recent financings we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

In October 2017 and June 2018, we engaged in a series of private placement transactions issuing shares of preferred stock and warrants to the Investors. The current outstanding preferred stock converts into a total of 296,938,752 shares of common stock and the warrants are exercisable into a total of 180,000,000 shares of common stock. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the preferred stock held by the Investors, we will be required to reduce the conversion prices of our preferred stock held by the Investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Pink is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, while we intend to conduct a reverse stock split in the future and our stock price may rise above $5.00, there is no guarantee that our stock price will rise or stay above $5.00 per share. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may continue to have a depressive effect upon our common stock price.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders convert preferred stock or exercise warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of any registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because one shareholder controls our Company, it may act to the detriment of minority shareholders.

Recruiter holds a number of shares of common stock which make it the beneficial owner of over 85% of our outstanding common stock. Recruiter has been very supportive of our Company and continues to be involved with the Company. However, investors should be aware that Recruiter is able to exert a significant amount of control over our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing any change in control and might affect the market price of our common stock. If Recruiter so chose it could take action to the detriment of shareholders.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since these firms cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2018, as further described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018.

Management’s Assessment

Management has determined that, as of March 31, 2018, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards. We have limited financial resources and only two full time and one part time employees. The lack of personnel is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with GAAP. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position(s)
Miles Jennings	40	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
Douglas Roth	49	Director
Wallace D. Ruiz	66	Director

Director biographies

Miles Jennings - Mr. Jennings has served as the Company’s President, Chief Executive Officer, and a director since October 30, 2017 and the Chief Financial Officer since November 27, 2017. Mr. Jennings founded and served as the Chief Executive Officer of Recruiter from 2010 until October 2017 and currently serves on Recruiter’s Board.

Douglas Roth – Mr. Roth was appointed to the Board on May 24, 2018. Mr. Roth has been a Director and Investment Manager at Connecticut Innovations, Inc. since 2011 and is responsible for sourcing new investment opportunities, serving on the boards of portfolio companies, and supporting their growth and success. Mr. Roth was selected for appointment to the Board for his experience from previously serving on the board of non-public technology companies and the skills he gained from previously advising companies regarding product development and launch.

Wallace D. Ruiz – Mr. Ruiz was appointed to the Board on May 24, 2018. Mr. Ruiz has served as the Chief Financial Officer of Inuvo, Inc. (NYSE: INUV), an advertising technology company based in Little Rock, AR since June 2010. Mr. Ruiz was selected for appointment to the Board for his experience with public companies as well as his accounting skills. Mr. Ruiz is a Certified Public Accountant in the State of New York.

Board Committees

Our Board does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have two full-time employees and one part-time employee.  The Board has determined that the functions of such committees will be undertaken by the entire Board.

Audit Committee Financial Expert

Our Board has determined that, Mr. Ruiz is qualified to be an Audit Committee Financial Expert, as that term is defined by the rules of the SEC, in compliance with the Sarbanes-Oxley Act of 2002.

Director Terms

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Director Independence

Mr. Jennings is not independent in accordance with rules of the New York Stock Exchange (the “NYSE”) due to his employment as an executive officer of the Company. Our Board has determined that Douglas Roth and Wallace Ruiz are independent in accordance with standards under the NYSE Listing Rules.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and changes in ownership of the Company’s common stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock failed to comply with Section 16(a).

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Code of Ethics

We have not adopted a Code of Ethics because we currently only have two full-time employees and one part-time employee, including our Chief Executive Officer who is the Company’s only officer. We expect to consider adopting such a code if and when we retain more management personnel.

Communication with our Board

Although the Company does not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Truli Technologies, Inc., d/b/a: VocaWorks. PO Box 86, Bristol, CT 06011, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officers (principal executive officer) serving in the fiscal year ending March 31, 2018 whose compensation exceeded $100,000, who we refer to as “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)	Total ($)(j)

Miles Jennings Chief Executive Officer(1)	2018	62,115	39,998	102,113

Elliot Maza Former Chief Executive Officer(2)	2018	30,000	0	30,000
	2017	30,000	0	30,000

(1)	Mr. Miles Jennings was appointed as Chief Executive Officer on October 31, 2017.

(2)	Mr. Maza was appointed as Chief Executive Officer and Chief Financial Officer in September 2016. Mr. Maza resigned as Chief Executive Officer on October 31, 2017. Mr. Maza resigned from his position as Chief Financial Officer on November 23, 2017.

Named Executive Officer Employment Arrangements

Employment Agreements

In connection with the License, Mr. Jennings entered into an employment agreement with the Company (the “MJ Agreement”) pursuant to which he receives $150,000 a year for his services. Additionally, Mr. Jennings received 500,000 stock options under the Company’s 2017 Plan. The MJ Agreement has an initial term of one year and automatically renews for one-year terms thereafter unless terminated by either Mr. Jennings or the Company.

Pursuant to an oral agreement the Company previously paid Mr. Maza a fee of $5,000 per month for his services.

Termination Provisions

The MJ Agreement terminates automatically upon Mr. Jennings’ death or disability. In the event of a termination as a result of Mr. Jennings’ death or disability, the Company is obligated to pay Mr. Jennings all accrued salary, unused vacation days, unpaid expenses owed to Mr. Jennings, and all equity awards previously granted to him under the 2017 Plan shall become fully vested and exercisable for a period of 6 months. The MJ Agreement may be terminated: (i) by Mr. Jennings for Good Reason, (ii) by the Company without Cause, (iii) upon any Change of Control event, as defined in the MJ Agreement, provided, that, within 12 months of the Change of Control event (A) the Company terminates Mr. Jennings’s employment or changes his title as Chief Executive Officer, or (B) Mr. Jennings terminates his employment, or (iv) at the end of a term of the MJ Agreement after the Company provides Mr. Jennings with notice of non-renewal.

Upon termination for Cause, or in the event Mr. Jennings terminates his employment with the Company without Good Reason, then Mr. Jennings shall have no right to compensation, or reimbursement, or to participate in any Executive benefit programs, except for payments and benefits accrued up to the time of the termination.

Mr. Jennings may terminate the MJ Agreement at any time for Good Reason which shall entitle Mr. Jennings to receive any accrued but unpaid salary, any accrued but unpaid expenses, a one-time payment equal to three months of the then base salary, a continuation of Mr. Jennings’ options for six months from the date of termination, and any benefits to which Mr. Jennings was entitled shall continue to be paid or provided by the Company for twelve months.

Director Compensation

Each independent director is entitled to receive compensation as determined by the Board.  None of our directors were awarded, paid or earned any compensation for serving on the Board for the fiscal years ending March 31, 2018 or March 31, 2017.

On February 23, 2018, the Board approved the issuance of 1,000,000 five-year stock options to Messrs. Roth and Ruiz, vesting quarterly in equal increments over a one-year period with the first vesting date being June 30, 2018, subject to each continuing to serve on the Board on each applicable vesting date.

On February 23, 2018, the Board approved compensation to be paid to each of the Company’s directors, excluding Mr. Jennings, in the amount of $500 per month, payable on the last business day of each month subject to each director continuing to serve on the Board on the last business day of each applicable month.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

The Company does not have any policies with respect to compensation of its employees and does not believe it has any risks arising from employee compensation that could result in a material adverse effect on the Company’s business.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of March 31, 2018:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Miles Jennings	41,667	458,333	0.08	2/11/23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of June 20, 2018 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers (as defined by the rules of the SEC) for the year ended March 31, 2018 and (iv) all of our current executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Truli Technologies, Inc., d/b/a: VocaWorks. 54 W 40th St, New York, NY 10018.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers:
Common Stock	Miles Jennings (2)	125,000	*
Common Stock	Elliot Maza (3)	1,336,676	1%

Directors:
Common Stock	Douglas Roth (4)	250,000	*
Common Stock	Wallace Ruiz (4)	250,000	*
Common Stock	Officers and Directors as a group (4 persons)	1,961,676	1.5%

5% Shareholders:
Common Stock	Recruiter.com, Inc. (5)	125,000,000	95.0%

*	Less than 1%.

(1)	Applicable percentages are based on 131,554,197 shares of common stock outstanding as of June 20, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days of the calculation date are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days of the calculation date. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Miles Jennings is the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the Board. Represents vested stock options exercisable at $0.08 per share. Does not include shares held by Recruiter which Mr. Jennings disclaims ownership of.

(3)	Former Executive Officer. Represents shares of common stock. Address is 550 Sylvan Ave, Suite 101, Englewood Cliffs, New Jersey, 07632.

(4)	Represents vested options exercisable at $0.08 per share.

(5)	Address is PO Box 86, Bristol, CT 06011. Miles Jennings, Michael Woloshin, and Ashley Saddul have the power to sell and vote these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Miles Jennings, the Company’s Chief Executive Officer, owns a significant interest in Recruiter and is on the Board of Recruiter. Recruiter is the owner of approximately 85% of the Company’s outstanding voting power.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by RBSM LLP, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended March 31, 2018 and 2017 were:

	Fiscal Year Ended March 31, 2018	Fiscal Year Ended March 31, 2017
Audit fees (1)	$51,500	$30,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$51,500	$30,000

(1)	Audit fees – these fees relate to the audit of our financial statements and the review of our interim quarterly financial statements.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board for approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended				Filed
3.2	Bylaws	14C	1/26/15	App C
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock	10-Q	2/20/18	3.7
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock	10-Q	2/20/18	3.8
3.9	Certificate of Designation, Preferences and Rights of the Series A-1 Convertible Preferred Stock	8-K	6/1/18	4.1
3.10	Series A Amendment	8-K	6/11/18	4.1
3.11	Series C Amendment	8-K	6/11/18	4.2
3.12	Series C-1 Amendment	8-K	6/11/18	4.3
10.1	Form of Convertible Promissory Note dated November 8, 2016	10-Q	2/14/17	10.1
10.2	Form of Note dated April 6, 2017	8-K	4/11/17	10.1
10.3	Form of Note Extension Agreement dated May 9, 2017	8-K	5/11/17	10.1
10.4	Form of Securities Purchase Agreement	8-K	10/31/17	10.1
10.5	Form of License Agreement	8-K	10/31/17	10.2
10.6	Form of Employment Agreement*	8-K	10/31/17	10.3
10.7	Form of Warrant	8-K	10/31/17	4.1
10.8	Form of Securities Purchase Agreement +	8-K	6/1/18	10.1
10.9	Form of Warrant	8-K	6/1/18	10.2
10.10	Form of Letter Agreement +	8-K	6/1/18	10.3
10.11	2017 Equity Incentive Plan*				Filed
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Truli Technologies, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2018	TRULI TECHNOLOGIES, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Miles Jennings	Director	June 29, 2018
Miles Jennings

/s/ Douglas Roth	Director	June 29, 2018
Douglas Roth

/s/ Wallace D. Ruiz	Director	June 29, 2018
Wallace D. Ruiz

TRULI TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Truli Media Group, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Truli Technologies, Inc (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 5. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

New York, New York

June 29, 2018

Truli Technologies, Inc.

Consolidated Balance Sheets

	March 31,	March 31,
	2018	2017

Assets

Current assets:
Cash and cash equivalents	$213,600	$1,983
Prepaid expenses	21,646	-

Total current assets	235,246	1,983

License	625,000	-
Software development	57,500	-

Total assets	$917,746	$1,983

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$93,885	$160,781
Accrued interest - related party	-	12,677
Accrued interest - other	-	106,388
Note payable - related party	-	457,801
Convertible notes payable - others, net of discount of $0 and $48	-	49,952
Derivative liability	-	33,452

Total current liabilities	93,885	821,051

Convertible note payable - other	-	1,955,934

Total liabilities	93,885	2,776,985

Commitments and contingencies

Redeemable Preferred Stock, Series A, Series, B, Series C, and Series C-1, $0.0001 par value; 2,695,939 shares authorized, 716,939 shares issued and outstanding at March 31, 2018. No shares were authorized, issued or outstanding at March 31, 2017.	1,696,932	-

Stockholders’ Deficit

Preferred stock, undesignated, $0.0001 par value; 7,304,061 and 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and 2017, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 131,554,197 and 2,554,197 shares issued and outstanding as of March 31, 2018 and 2017, respectively	13,155	255
Additional paid-in capital	5,344,981	2,984,108
Accumulated deficit	(6,231,207)	(5,759,365)

Total stockholders’ deficit	(873,071)	(2,775,002)

Total liabilities and stockholders’ deficit	$917,746	$1,983

The accompanying notes are an integral part of these consolidated financial statements.

Truli Technologies, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Operating expenses:
Selling, general and administrative	$442,565	$311,974
Total operating expenses	442,565	311,974
Loss from operations	(442,565)	(311,974)

Other income (expenses):
Interest expense	(84,386)	(100,430)
Gain (loss) on change in fair value of derivative liability	(582,425)	(30,294)
Gain on extinguishment of debt	637,534	-
Total other income (expenses)	(29,277)	(130,724)

Loss from operations before income taxes	(471,842)	(442,698)
Provision for income taxes	-	-
Net loss	(471,842)	(442,698)
Preferred stock dividend	(36,052,127)	-
Net loss attributable to common shareholders	(36,523,969)	(442,698)

Net loss per common share – basic and diluted	$(0.66)	$(0.17)

Weighted average common shares – basic and diluted	55,598,033	2,554,197

The accompanying notes are an integral part of these consolidated financial statements.

Truli Technologies, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Two Years ended March 31, 2018

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2016	2,553,990	$255	$2,983,747	$(5,316,667)	$(2,332,665)
Adjustment for fractional shares	207	-	-	-	-
Stock based compensation	-	-	361	-	361
Net loss	-	-	-	(442,698)	(442,698)
Balance as of March 31, 2017	2,554,197	255	2,984,108	(5,759,365)	(2,775,002)
Common stock issued upon conversion of preferred stock	4,000,000	400	79,600	-	80,000
Stock based compensation	-	-	28,599	-	28,599
Shares issued for license	125,000,000	12,500	612,500	-	625,000
Excess liabilities over assets of purchase option exercise	-	-	616,719	-	616,719
Liabilities in excess of preferred stock stated value	-	-	64,197	-	64,197
Beneficial conversion feature of preferred stock	-	-	34,492,426	-	34,492,426
Beneficial conversion feature of preferred stock dividend	-	-	866,381	-	866,381
Warrants issued with preferred stock	-	-	580,645	-	580,645
Deemed dividend on preferred stock	-	-	(35,939,452)	-	(35,939,452)
Accrued preferred stock dividends	-	-	(112,674)	-	(112,674)
Adjustment of redemption value of preferred stock	-	-	1,071,932	-	1,071,932
Net loss	-	-	-	(471,842)	(471,842)
Balance as of March 31, 2018	131,554,197	$13,155	$5,344,981	$(6,231,207)	$(873,071)

The accompanying notes are an integral part of these consolidated financial statements.

Truli Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net loss	$(471,842)	$(442,698)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	28,599	361
Change in fair market value of derivative liability	582,425	30,294
Loss on excess fair value of derivative liability at inception	7,441	1,871
Amortization of debt discount	11,165	903
Gain on extinguishment of debt	(637,534)	-
Expenses paid through financings	43,627	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(21,646)	-
Increase (decrease) in accounts payable and accrued liabilities	36,761	(52,011)
Increase in accrued interest	63,288	92,217
Net cash used in operating activities	(357,716)	(369,063)

Cash Flows from Investing Activities
Cash disposed of through exercise of purchase option	(9,040)	-
Cash paid for software development	(57,500)	-
Net cash used by investing activities	(66,540)	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	114,500	366,500
Proceeds from convertible notes	40,000	50,000
Repayments of notes to related party	-	(13,699)
Payments on debt settlement	-	(45,000)
Advances received	10,000	-
Proceeds from sale of preferred stock	471,373	-
Net cash provided by financing activities	635,873	357,801

Net increase (decrease) in cash and cash equivalents	211,617	(11,262)
Cash and cash equivalents, beginning of period	1,983	13,245

Cash and cash equivalents, end of period	$213,600	$1,983

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,493	$5,440
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Extinguished derivative liability	$634,435	$-
Preferred stock issued upon conversion of debt	$2,203,487	$-
Accounts payable and advance paid through proceeds of preferred stock	$85,000	$-
Liabilities transferred through exercise of subsidiary purchase option	$620,759	$-
Discount attributable to derivative liability	$-	$951

The accompanying notes are an integral part of these consolidated financial statements.

TRULI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Technologies, Inc., a Delaware corporation initially incorporated on July 28, 2008, (the “Company”) is a holding company based in Bristol, Connecticut. Immediately following the October 30, 2017 closing of the License Agreement and issuance of preferred shares described below and in Note 2, Mr. Michael Solomon, then a director of the Company, exercised his option, granted to him in September 2016, to purchase the Company’s subsidiary, Truli Media Corp (“TMC”) for $5,000. As a result, TMC is no longer a subsidiary of the Company. See Note 2 and Note 11 for additional information on the sale of TMC.

On October 17, 2017, the Company formed a new, wholly-owned subsidiary, VocaWorks, Inc. (“VocaWorks”), a New Jersey corporation.

Prior to the exercise of the option by Mr. Solomon to purchase TMC, the Company was focused on the on-demand media and social networking markets as an aggregator of family-friendly, faith-based Christian content, media, music and Internet Protocol Television (“IPTV”) programming. With the exercise of the option by Mr. Solomon, the Company has exited those activities.

Effective October 30, 2017, the Company entered into a License Agreement (the “License”) with Recruiter.com, Inc., a Delaware corporation (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, a license to use certain of Recruiter’s proprietary software and related intellectual property. The Company is rebranding itself under the “VocaWorks” brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent.

“Truli”, “our”, “us”, “we” or the “Company” refer to Truli Technologies, Inc. and its subsidiaries. The operations of TMC are included through the date of the exercise of the purchase option by Mr. Solomon. In discussing the business of the Company, we refer to the business now operated by VocaWorks except as otherwise made clear from the context.

From commencement of its former and current business operations through the date of these consolidated financial statements, the Company has not generated any revenues and has incurred significant expenses.

The Company’s operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise, including failing to secure additional funding to carry out the Company’s business plan.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2018 and 2017, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 369,416,250 and 105,809,140 were excluded from the computation of diluted earnings per share for the years ended March 31, 2018 and 2017, respectively, because their effect is anti-dilutive.

	March 31,	March 31,
	2018	2017
Options	2,505,000	193,040
Warrants	120,000,000	-
Convertible preferred stock	246,911,250	-
Convertible notes payable	-	105,616,100
	369,416,250	105,809,140

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”.

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

Intangible Assets

Intangible assets consist of a license agreement and related software, website and iPhone App development costs. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of March 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019 and apply the full retrospective approach. The Company does not expect the adoption of ASU 2014-09 to have a material effect on its business, its financial position, results of operations or cash flows.

NOTE 2 — NOTES PAYABLE

Note Payable – Related Party

Michael Solomon, the Company’s founder and former Chief Executive Officer (the “Founder”), advanced funds to TMC, evidenced by an unsecured term note (the “Note”), with an outstanding principal amount of $572,301 and $457,801 on October 31, 2017 (the date that Mr. Solomon exercised his option to purchase TMC) and March 31, 2017, respectively. The Note was without recourse to Truli Technologies, Inc. The Note bore interest at 4% per annum. The Company recorded interest expense of $12,123 and $11,979 for the years ended March 31, 2018 and 2017, respectively. As a result of Mr. Solomon’s exercise of the purchase option to acquire TMC, this note and the related accrued interest of $24,800 is no longer a liability of the Company. Accrued interest payable was $12,677 at March 31, 2017.

Convertible Notes Payable – Related Party

On December 1, 2015, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Founder with a principal amount of $1,955,934, as satisfaction of $1,822,109 of principal and $133,825 of accrued interest outstanding under the Note described above. The Convertible Note, which carried interest at the rate of 4% per annum, matures on December 1, 2020. The Convertible Note and related accrued interest was convertible into shares of the Company’s common stock at the rate of $0.02 per share, subject to certain restrictions of beneficial ownership. The Company recorded interest expense of $45,871 and $78,238 for the years ended March 31, 2018 and 2017, respectively. Accrued interest payable was $150,259 and $104,388 at October 30, 2017 (the date of the exchange of the Note into Series C Convertible Preferred Stock) and March 31, 2017, respectively.

Effective September 21, 2016, the Company, the Founder and two institutional investors (the “Investors”) entered into a Note Purchase Agreement (the “NPA”) pursuant to which the Founder sold the Convertible Note with a principal amount of $1,955,934 previously issued by the Company to the Founder to the Investors in equal amounts in exchange for $102,500 from each Investor, each of whom acquired a convertible note for one-half of the principal (together the “Investor Convertible Notes”). The Investor Convertible Notes each had beneficial ownership limitations of 4.99%. The NPA included a provision under which the Founder had an option to purchase all of the Company’s current operating assets for $5,000. The option was exercisable through September 23, 2017. Effective as of September 23, 2017, the Company agreed to extend the option held by the Founder through October 31, 2017, and the option was exercised on that date. On October 30, 2017, the Investors exchanged the Convertible Notes for 102,099.752 shares of Series C Convertible Preferred Stock.

Subsequent to September 30, 2016, Truli transferred the Company’s operating assets to its newly-formed, wholly-owned subsidiary, TMC. Under the NPA, the Company agreed with the Founder that it will be an Event of Default under the Convertible Notes if the Founder does not pay all operating costs of the Company, which essentially are the operating expenses of TMC. The NPA clearly indicated that public company compliance costs, including accounting, auditing and legal fees relating to securities matters are not operating costs. In addition, the Founder agreed to assume and pay all of the Company’s liabilities arising prior to the date of the NPA, except for the Convertible Notes and pay operating liabilities thereafter. The Investors agreed to pay all of the public company costs for a period of one year following the date of the NPA.

Convertible Notes Payable – Other

On November 8, 2016, the Company sold an aggregate of $50,000 principal amount of its convertible promissory notes (the “November Notes”) to the Investors and received $50,000 in gross proceeds. The Notes were convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.0001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each Note has a maturity date that is five months from the issue date. The maturity date of each November Note has been extended to October 31, 2017. The Company recorded interest expense of $2,972 and $2,000 for the years ended March 31, 2018 and 2017, respectively. Accrued interest payable was $4,972 and $2,000 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock) and March 31, 2017, respectively.

On April 6, 2017, the Company sold an aggregate of $40,000 principal amount of its convertible promissory notes (the “April Notes”) to the holders of the Convertible Note and received $40,000 in gross proceeds. The Notes were convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.0001 per share, at a per share price of $0.02, subject to adjustment as provided in the Notes and subject to a total beneficial ownership limitation of 9.99% of the Company’s issued and outstanding common stock. Each April Note had a maturity date that was four months from the issue date. The maturity date of each April Note was extended to October 31, 2017. The Company recorded interest expense of $2,322 for the year ended March 31, 2018. Accrued interest payable was $2,322 and $0 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock) and March 31, 2017, respectively.

On October 30, 2017, the Investors exchanged the November and April Notes and related accrued interest for 18,839 shares of Series C-1 Convertible Preferred Stock. We recorded a gain of $637,534 as a result of the conversion of the debt and related derivative liabilities during the year ended March 31, 2018.

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

During the year ended March 31, 2016, the warrants were adjusted upon the subsequent issuance of debt in accordance with the terms of the warrants. The number of warrants was increased to a total of 6,266,715 and the exercise price was reduced to $0.02. During the year ended March 31, 2017, the Company recorded income of $336 related to the change in the fair value of the derivative. The warrants expired unexercised on September 10, 2016.

November 2016 Notes

The Company identified embedded derivatives related to the conversion features of the November 2016 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $951, using a valuation model based on the following assumptions: (1) risk free interest rate of 0.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 247%; and (4) an expected life of 5 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which will be amortized to interest expense over the term of the Notes. During the years ended March 31, 2018 and 2017, $48 and $903, respectively, was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $4,173 and $1,871 for the years ended March 31, 2018 and 2017, respectively, and were charged to interest expense.

During the years ended March 31, 2018 and 2017, the Company recorded expense of $320,837 and $30,630, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $358,462 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock), determined using a valuation model with the following assumptions: (1) risk free interest rate of 0.97%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 353%; and (4) an expected life of 1 month.

April 2017 Notes

The Company identified embedded derivatives related to the conversion features of the April 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the Notes as $11,117, using a valuation model based on the following assumptions: (1) risk free interest rate of 0.838%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 339%; and (4) an expected life of 4 months. The initial fair value of the embedded debt derivative was allocated as debt discount, which has been amortized to interest expense over the term of the Notes. During the year ended March 31, 2018, $11,117 was charged to interest expense.

We have recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $3,269 for the year ended March 31, 2018 and were charged to interest expense.

During the year ended March 31, 2018, the Company recorded expense of $261,588 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $275,974 at October 30, 2017 (the date of the exchange of the notes into Series C-1 Convertible Preferred Stock), determined using a valuation model with the following assumptions: (1) risk free interest rate of 0.97%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 353%; and (4) an expected life of 1 month.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018:

Fair Value Measurements at March 31, 2018 using:
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative Liabilities	$-	$-	$-	$-

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the years ended March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
Balance, beginning of year	$33,452	$336
Additions	18,559	2,822
Extinguished derivative liability	(634,436)	-
Change in fair value of derivative liabilities	582,425	30,294
	$-	$33,452

NOTE 5 — GOING CONCERN

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Annual Report on Form 10-K. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company may require additional financing for the fiscal 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Annual Report on Form 10-K and for one year from the issuance of the financial statements.

There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The Company is currently in negotiations for another round of funding anticipated for the first quarter of fiscal 2019. However, there is no assurance that the Company will be successful in this or any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

We also have capitalized software costs of $57,500 related to the development of our website and iPhone app, both to be used in conjunction with the License acquired from Recruiter.

These assets have not been placed in service at March 31, 2018.

NOTE 7 — SHAREHOLDERS EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2018 and 2017, the Company has 716,938.752 and no shares of preferred stock issued and outstanding, respectively.

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

Dividends accrue on the Series A at a rate of 10% per annum. Holders of Series A are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A is redeemable in the same manner as the Series C and C-1, defined below. The Series A is senior to all other preferred stock and the common stock upon liquidation of the Company. The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

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

Holders of shares of Series C and Series C-1 may cause the Company to redeem in cash the outstanding shares of Series C and C-1 beginning on October 30, 2019, and earlier than that date upon the occurrence of certain triggering events contained in the Certificate of Designations for the Series C and Series C-1, at a redemption price based upon a formula contained in the Certificate of Designations for each series. Subject to the prior conversion, the total redemption price if redeemed after two years from issuance is equal to the amount of the principal and accrued interest on the 4% Convertible Notes and 10% Convertible Notes due as of the closing date plus potential additional amounts.

During February 2018, the Company filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. We recorded a credit to additional paid in capital of $1,071,932 as a result of the reduction in the redemption amount.

On February 1, 2018, the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C preferred stock.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2018 and 2017 the Company had 131,554,197 and 2,554,197 shares of common stock issued and outstanding, respectively.

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

On February 1, 2018, the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C preferred stock.

Common stock options

The Company granted to its chief executive officer 500,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options vest 41,667 upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018.

The Company granted to two current directors (then designees) an aggregate of 2,000,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting to occur on June 30, 2018.

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

NOTE 8 — STOCK OPTIONS AND WARRANTS

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

Stock options

The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued to employees and consultants at March 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price
$0.08	2,500,000	4.90	$0.08	41,667	$0.08
$0.35	5,000	1.35	$0.35	5,000	$0.35

The stock option activity for the two years ended March 31, 2018 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at March 31, 2016	93,040	$6.85
Granted	100,000	0.02
Exercised	-	-
Expired or canceled	-	-
Outstanding at March 31, 2017	193,040	3.31
Granted	2,500,000	0.08
Exercised	-	-
Expired or canceled	(188,040)	(3.39)
Outstanding at March 31, 2018	2,505,000	$0.08

The Company granted to its chief executive officer 500,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest 41,667 upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018. We valued the option at $39,998, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.26%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 471%; and (4) an expected life of 3 years. We have recorded compensation expense of $5,555 related to the options during the year ended March 31, 2018.

The Company granted to two current directors (then designees) an aggregate of 2,000,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting to occur on June 30, 2018. We valued the options at $159,993, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.39%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 470%; and (4) an expected life of 3 years. We have recorded compensation expense of $22,856 related to the options during the year ended March 31, 2018.

On April 13, 2016, the Company granted an option to purchase 100,000 shares of common stock as compensation pursuant to an employment agreement with our vice-president. The option has an exercise price of $0.02 per share, a term of five years and vests quarterly over a two year period from April 13, 2016. We valued the option at $754, by using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 327%; and (4) an expected life of 3 years. We have recorded compensation expense of $188 and $361 related to the option during the years ended March 31, 2018 and 2017, respectively. All vested and unvested options were forfeited during the year ended March 31, 2018.

As of March 31, 2018, unrecognized compensation cost related to non–vested stock–based compensation arrangements was approximately $172,000, and is expected to be recognized $151,000 during fiscal 2019, $13,000 during fiscal 2020 and $8,000 during fiscal 2021.

At March 31, 2018, the total intrinsic value of options outstanding and exercisable was $0.

Warrants

Warrant activity for the two years ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2016	6,266,715	$0.35
Issued	-	-
Exercised	-	-
Expired or cancelled	(6,266,715)	(0.02)
Outstanding at March 31, 2017	-	-
Issued	120,000,000	0.01
Modifications	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2018	120,000,000	$0.01

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

NOTE 9 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

As described in Note 7, we have issued shares of Series A, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock has been classified as temporary equity on the balance sheet at March 31, 2018.

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

For the year ended December 31, 2018, we have accrued dividends in the amount of $112,675. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $866,381 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the closing price of our common shares on the dates of accrual. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2018 and 2017, accounts payable and accrued liabilities for the period ending are comprised of the following:

	March 31,	March 31,
	2018	2017
Legal and professional fees payable	$60,363	$100,782
Other payables	33,522	59,999
	$93,885	$160,781

NOTE 11 — RELATED PARTY TRANSACTION

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

Mr. Miles Jennings, the Company’s Chief Executive Officer, is a director and one of the principal shareholders of Recruiter.

NOTE 12 — INCOME TAXES

As of March 31, 2018, the Company had accumulated federal net operating loss carryovers (“NOLs”) of approximately $4,493,000, which expire through the year 2038, that may be used to offset future taxable income.. These NOLs begin to expire in 2033, and the utilization of NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has not evaluated if an ownership change has occurred but has provided a full valuation reserve.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The tax rate reduction also resulted in a write-down of the net deferred tax asset of approximately $500,000. The write-down of the net deferred tax asset related to the rate reduction resulted in a corresponding write-down of the valuation allowance of approximately $500,000. The Company fully reserves its deferred tax assets and there was no impact.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

At March 31, 2018 and 2017, the significant components of the deferred tax assets (liabilities) are summarized below:

	2018	2017
Deferred tax assets:
Net operating loss carryover	$1,325,000	$1,176,000
Valuation allowance	(1,325,000)	(1,176,000)
Net deferred tax assets	$-	$-

Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(7)%	(6)%
Nondeductible items	(3)%
Valuation allowance	45%	41%
Effective income tax rate	0%	0%

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

NOTE 14 — SUBSEQUENT EVENTS

On May 25, 2018, the Company filed a Certificate of Designation (the “COD”) authorizing 600,000 shares of the Company’s preferred stock as the new Series A-1 Convertible Preferred Stock (the “Series A-1”). The Series A-1 has a stated value of $1.00 and is convertible into shares of Common Stock at $0.005 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits, and issuances of securities at prices below the prevailing conversion price of the Series A-1. Dividends accrue on the Series A-1 at a rate of 10% per annum. Holders of Series A-1 are entitled to vote together with holders of the Common Stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A-1 is redeemable upon the occurrence of certain triggering events.

On June 1, 2018, the Company entered into Securities Purchase Agreements (each a “SPA”) with the two Holders of the Company’s Series A Convertible Preferred Stock (the “Series A”). Together the Holders also hold all outstanding shares of the Company’s Series C Convertible Preferred Stock (the “Series C”), and the Series C-1 Convertible Preferred Stock (the “Series C-1”). Pursuant to the SPA, the Holders purchased a total of 300,000 of shares of Series A-1 and Warrants to purchase 60,000,000 shares of the Company’s Common Stock in exchange for a total of $300,000.

The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

On June 21, 2018, pursuant to shareholder approval, the Company changed its name to Truli Technologies, Inc. The shareholders also approved a reverse stock split in the range of one-for-50 to one-for-100 or any amount in between and a reduction of its authorized common stock in order to save annual fees in Delaware. These proposals have not been implemented.

