Form 10-Q
period 2018-06-30
TRULI TECHNOLOGIES, INC.
filed 2018-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-53641

TRULI TECHNOLOGIES, INC

(Exact name of registrant as specified in its charter)

Delaware	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

54 W 40th St New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 862-2979

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2018, the number of shares of the registrant’s common stock outstanding was 131,554,197.

Item 1.	Financial Statements

Truli Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2018	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$289,007	$213,600
Prepaid expenses	17,281	21,646

Total current assets	306,288	235,246

License	625,000	625,000
Software development	69,000	57,500

Total assets	$1,000,288	$917,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$94,413	$93,885

Total current liabilities	94,413	93,885

Commitments and contingencies	—	—

Redeemable Preferred Stock, Series A, Series A-1, Series, B, Series C, and Series C-1, $0.0001 par value; 3,295,939 and 2,695,939 shares authorized, respectively; 1,016,939 and 716,939 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively.	2,040,135	1,696,932

Stockholders’ Deficit

Preferred stock, undesignated, $0.0001 par value; 6,704,061 and 7,304,061 shares authorized; no shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 131,554,197 shares issued and outstanding as of June 30, 2018 and March 31, 2018	13,155	13,155
Additional paid-in capital	5,364,395	5,344,981
Accumulated deficit	(6,511,810)	(6,231,207)

Total stockholders’ deficit	(1,134,260)	(873,071)

Total liabilities and stockholders’ deficit	$1,000,288	$917,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Operating expenses:
Selling, general and administrative	$280,603	$108,320
Total operating expenses	280,603	108,320
Loss from operations	(280,603)	(108,320)

Other income (expenses):
Interest expense	—	(35,470)
Gain on change in fair value of derivative liability	—	41,038
Total other income	—	5,568

Loss from operations before income taxes	(280,603)	(102,752)
Provision for income taxes	—	—
Net loss	(280,603)	(102,752)
Preferred stock dividend	(8,077,600)	—
Net loss attributable to common shareholders	$(8,358,203)	$(102,752)

Net loss per common share – basic and diluted	$(0.06)	$(0.04)

Weighted average common shares – basic and diluted	131,554,197	2,554,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net loss	$(280,603)	$(102,752)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	62,617	94
Change in fair market value of derivative liability	—	(41,038)
Loss on excess fair value of derivative liability at inception	—	87
Amortization of debt discount	—	7,690
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,365	—
Increase in accounts payable and accrued liabilities	528	25,004
Increase in accrued interest	—	26,576
Net cash used in operating activities	(213,093)	(84,339)

Cash Flows from Investing Activities
Cash paid for software development	(11,500)	—
Net cash used by investing activities	(11,500)	—

Cash Flows from Financing Activities
Proceeds from notes payable, related party	—	61,000
Proceeds from convertible notes	—	40,000
Proceeds from sale of preferred stock	300,000	—
Net cash provided by financing activities	300,000	101,000

Net increase in cash and cash equivalents	75,407	16,661
Cash and cash equivalents, beginning of period	213,600	1,983

Cash and cash equivalents, end of period	$289,007	$18,644

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$1,118
Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Discount attributable to derivative liability	$—	$11,117

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TRULI TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Technologies, Inc., a Delaware corporation initially incorporated on July 28, 2008, (the “Company”) is a holding company based in Bristol, Connecticut. On June 21, 2018, pursuant to shareholder approval, the Company changed its name to Truli Technologies, Inc. from Truli Media Group, Inc. Immediately following the October 30, 2017 closing of the License Agreement (the “License”) and issuance of preferred shares described below and in Note 2, Mr. Michael Solomon, our Founder and then a director of the Company, exercised his Option, granted to him in September 2016, to purchase the Company’s subsidiary, Truli Media Corp (“TMC”) for $5,000. As a result, TMC is no longer a subsidiary of the Company.

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

Effective October 30, 2017, the Company entered into a License with Recruiter.com, Inc., a Delaware corporation (“Recruiter”) under which Recruiter granted the Company’s newly created subsidiary, VocaWorks, a license to use certain of Recruiter’s proprietary software and related intellectual property. The Company is rebranding itself under the VocaWorks brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions through its entry into the License with Recruiter. VocaWorks will offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent.

“Truli”, “our”, “us”, “we” or the “Company” refer to Truli Technologies, Inc. and its subsidiaries. The operations of TMC are included through the date of the exercise of the Option by Mr. Solomon. In discussing the business of the Company, we refer to the business now operated by VocaWorks except as otherwise made clear from the context.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three months ended June 30, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 (“Fiscal 2019”) or for any future period. All references to June 30, 2018 and 2017 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended March 31, 2018, included in the Company’s annual report on Form 10-K filed with the SEC on June 29, 2018.

The condensed consolidated balance sheet as of March 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by GAAP.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions used to estimate useful lives of intangible assets, calculate the beneficial conversion feature of convertible notes payable and convertible preferred stock, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of June 30, 2018 and March 31, 2018, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows Accounting Standards Codification subtopic ASC 260, Earnings Per Share for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 497,039,750 and 108,895,440 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2018 and 2017, respectively, because their effect is anti-dilutive.

	June 30,	June 30,
	2018	2017
Options	3,705,000	193,040
Warrants	180,000,000	-
Convertible preferred stock	313,334,750	-
Convertible notes payable	-	108,702,400
	497,039,750	108,895,440

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the condensed consolidated balance sheet for accounts payable and accrued expenses and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with Accounting Standards Codification subtopic 815, Derivatives and Hedging (“ASC 815”).

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

Intangible Assets

Intangible assets consist of the License and related software, website and iPhone App development costs. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of June 30, 2018.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the three months ended June 30, 2018 that are of significance or potential significance to the Company.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-based Payment Accounting”, as a simplification for the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation. This standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact that ASU 2018-07 may have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, (“Topic 718”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. Topic 718 will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending March 31, 2020. The Company does not expect the adoption of Topic 842 to have a material effect on its business, its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Topic 740”), to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. Topic 740 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. While the Company does not expect the adoption of Topic 740 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of Topic 740 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) which amended the existing accounting standards for revenue recognition. Topic 606 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company adopted Topic 606 in the first quarter of Fiscal 2019 and applied the full retrospective approach. The adoption of Topic 606 did not have a material effect on our business, financial position, results of operations or cash flows.

NOTE 2 — GOING CONCERN

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of Fiscal 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

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

The Company recently completed another round of funding in the first quarter of Fiscal 2019. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the License with Recruiter to use certain of Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued to Recruiter 125,000,000 shares of common stock. We have valued the License at $625,000. Recruiter will receive 625,000 shares of Series B Preferred Stock (the “Series B”) upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B following the achievement of certain milestones as provided for in the License. Recruiter shall provide VocaWorks with support services free of charge, which shall include (i) a total of 2,400 hours of technology and development services to be provided by Recruiter personnel during the two year period following the effective date, with a total value of $200,000; and (ii) marketing and advertising services, which are available to Recruiter’s general customers, and strategic marketing services, to be provided by Recruiter each year during the four year period following the effective date, with a total value of $500,000.

We also have capitalized software costs of $69,000 related to the development of our website and iPhone app, both to be used in conjunction with the License acquired from Recruiter.

These assets have not been placed in service at June 30, 2018.

NOTE 4 — SHAREHOLDERS EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2018 and March 31, 2018, the Company has 1,016,939 and 716,939 shares of preferred stock issued and outstanding, respectively.

Series A Convertible Redeemable Preferred Stock

On October 24, 2017, the Company filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State designating 700,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock (the “Series A”), which converts into 200 shares of common stock per share of Series A, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series A. During the year ended March 31, 2018, the Company entered into Securities Purchase Agreements (each a “SPA”) with the two Investors who converted their Notes into Series C Convertible Preferred Stock (the “Series C”) and Series C-1 Convertible Preferred Stock (the “Series C-1”). Pursuant to the SPAs, the Investors paid the Company a total of $600,000 and purchased in the aggregate 600,000 of shares of Series A and Warrants to purchase 120,000,000 shares of the Company’s common stock.

Dividends accrue on the Series A at a rate of 10% per annum. Holders of Series A are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A is redeemable in the same manner as the Series C and C-1, defined below. The Series A is senior to all other preferred stock, except the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1”) and the common stock upon liquidation of the Company. The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

Series A-1 Convertible Redeemable Preferred Stock

On May 25, 2018, the Company filed a COD authorizing 600,000 shares of the Company’s preferred stock as the Series A-1. The Series A-1 converts into 200 shares of common stock per share of Series A-1, subject to adjustment in the event of stock splits, stock dividends or reverse splits, and issuances of securities at prices below the prevailing conversion price of the Series A-1. Dividends accrue on the Series A-1 at a rate of 10% per annum. Holders of Series A-1 are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A-1 is redeemable upon the occurrence of certain triggering events.

On June 1, 2018, the Company entered into SPAs with the Investors. Pursuant to the SPA, the Investors purchased a total of 300,000 of shares of Series A-1 and Warrants to purchase 60,000,000 shares of the Company’s common stock in exchange for a total of $300,000.

The Investors agreed to waive the Series A, Series C and Series C-1 conversion price adjustments as they relate to the sale of the Series A-1 preferred stock.

The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

Series B Convertible Preferred Stock

On October 24, 2017, the Company filed a COD with the Delaware Secretary of State designating 1,875,000 shares of the Company’s authorized preferred stock as Series B which converts into 200 shares of common stock per share of Series B, subject to adjustments in the event of stock splits, stock dividends and reverse splits. Recruiter will receive 625,000 shares of Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B following the achievement of certain milestones as provided for in the License.

Series C and Series C-1 Convertible Redeemable Preferred Stock

On October 24, 2017, the Company filed a COD with the Delaware Secretary of State designating 102,100 shares of the Company’s authorized preferred stock as Series C which converts into 1,000 shares of common stock per share of Series C, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s outstanding 4% Convertible Notes converted their 4% Convertible Notes and accrued interest into 102,099.752 shares of Series C.

Also on October 24, 2017, the Company filed a COD with the Delaware Secretary of State designating 18,839 shares of the Company’s authorized preferred stock as Series C-1 which converts into 1,000 shares of common stock per share of Series C-1, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C-1. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s 10% Convertible Notes converted their 10% Convertible Notes and accrued interest into 18,839 shares of Series C-1.

Holders of shares of Series C and Series C-1 may cause the Company to redeem in cash the outstanding shares of Series C and C-1 beginning on October 30, 2019, and earlier than that date upon the occurrence of certain triggering events contained in the COD for the Series C and Series C-1, at a redemption price based upon a formula contained in the COD for each series. Subject to the prior conversion, the total redemption price if redeemed after two years from issuance is equal to the amount of the principal and accrued interest on the 4% Convertible Notes and 10% Convertible Notes due as of the closing date plus potential additional amounts.

During February 2018, the Company filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the three months ended June 30, 2018 we recorded a credit to additional paid in capital of $25,702 as a result of the reduction in the redemption amount. During the year ended March 31, 2018 we recorded a credit to additional paid in capital of $1,071,932 as a result of the reduction in the redemption amount.

On February 1, 2018, the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2018 and March 31, 2018 the Company had 131,554,197 shares of common stock outstanding.

On June 21, 2018, pursuant to shareholder approval, the shareholders approved a reverse stock split in the range of one-for-50 to one-for-100 or any amount in between and a reduction of its authorized common stock in order to save annual fees in Delaware. The reverse stock split has not yet been implemented.

Common stock options

During the three months ended June 30, 2018 the Company granted to various advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on the one year anniversary of grant.

Common stock warrants

In connection with the sale of our Series A-1 preferred stock, we issued an aggregate of 60,000,000 common stock purchase warrants to the Investors. The warrants are exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expire, if unexercised, on June 1, 2023. The exercise price and number of warrants are subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants.

NOTE 5 — STOCK OPTIONS AND WARRANTS

Stock options

The Company granted to six nonemployee advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant. We have recorded compensation expense of $25,000 related to the options during the three months ended June 30, 2018. We valued the options using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.73%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 381%; and (4) an expected life of 5 years.

We recorded compensation expense of $37,617 related to options granted to an officer and directors during the previous fiscal year.

Warrants

In connection with the sale of our Series A-1 preferred stock, we issued an aggregate of 60,000,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants are exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expire, if unexercised, on June 1, 2023. The exercise price and number of warrants are subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants.

NOTE 6 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

As described in Note 4, we have issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock has been classified as temporary equity on the balance sheet at June 30, 2018 and March 31, 2018.

A portion of the proceeds from the sale of our Series A-1 were allocated to the warrants based on their relative fair value, which totaled $288,000 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $7,188,000 to the Series A-1 based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 380%, (3) risk-free interest rate of 2.74%, (4) expected term of 5 years. The amount attributable to the warrants and beneficial conversion feature, aggregating $7,476,000, has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

For the three months ended June 30, 2018, we have accrued dividends in the amount of $68,905. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $532,696 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2018 and March 31, 2018, accounts payable and accrued liabilities for the period ending are comprised of the following:

	June 30,	March 31,
	2018	2018
Legal and professional fees payable	$64,422	$60,363
Other payables	29,991	33,522
	$94,413	$93,885

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

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "Truli" refer to Truli Technologies, Inc. and its subsidiary, VocaWorks, Inc. and its former subsidiary TMC.

Overview

As described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, on October 30, 2017 the Company entered into the License under which Recruiter granted the Company’s wholly-owned subsidiary, VocaWorks, the License to use Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued Recruiter 125,000,000 shares of its common stock. In addition, the Company created the Series B and agreed to issue Recruiter 625,000 shares of the Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive an additional 1,250,000 shares of Series B on the achievement of certain milestones as provided in the License. The Chief Executive Officer of Recruiter, Miles Jennings, was appointed Chief Executive Officer and a director of the Company in conjunction with entry into the License.

Business of the Company

The Company is developing a software and mobile based platform and business under the VocaWorks brand name and moving into the rapidly expanding field of online and mobile-enabled staffing and talent acquisition solutions, facilitated in part through its entry into the License. VocaWorks will initially offer a native mobile iOS app solution, as well as a web-based SaaS platform offering and will facilitate the hiring of personnel, including project-based consultants, focusing initially on specialized technology talent for tech projects. On June 12, 2018, we announced the alpha launch of our software platform. The Company intends to conduct a beta stage testing of VocaWorks this year and launch a final version of VocaWorks by the end of Fiscal 2019. The VocaWorks platform is an on-demand, cloud and mobile-based platform. Its key differentiator is its ability to source candidates directly from educational partners and a SaaS-based model for onboarding technology consultants. Its initial focus will be a number of industries in the New York City market.

Truli has not generated any revenue from its former or new business strategy and there can be no assurances that we will do so in the future.

Results of Operations

The results of operations include TMC through October 30, 2017 and VocaWorks from that date forward.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017:

The Company had no revenue for the three-month periods ended June 30, 2018 or 2017. VocaWorks has recently begun to implement its new business plan commencing with the execution of the License agreement with Recruiter. Truli officially launched its website on July 10, 2012 but did not generate revenue through the date of disposition of TMC. Net loss (before dividends on preferred stock) of $280,603 and net loss of $102,752 for the three-month periods ended June 30, 2018 and 2017, respectively, resulted from the operational activities described below.

Operating expenses totaled $280,603 and $108,320 during the three-month periods ended June 30, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $280,603 and $108,320 for the three-month periods ended June 30, 2018 and 2017, respectively, principally comprised of marketing, employee compensation, website development costs, and professional, legal, administrative, and consulting fees. The increase of 159% in 2018 compared to 2017 was primarily attributable to increased compensation (including stock based compensation), professional fees and other fees.

Other Income (Expense)

	Three Months Ended June 30,
	2018	2017
Interest expense	$-	$(35,470)
Gain on change in fair value of derivative liability	-	41,038
Total other income	$-	$5,568

Other income (expense) is comprised of interest and financing costs and income related to the change in fair value of our derivative liabilities. The decrease in interest expense in the 2018 three month period compared to the 2017 three month period results from the settlement of debt. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no debt and no derivative liabilities in the 2018 period.

Preferred Stock Dividends

We have recorded dividends and deemed dividends on our preferred stock in the amount of $8,077,600 during the three months ended June 30, 2018, consisting of accrued dividends and the beneficial conversion feature of the preferred stock. Please see Note 6 to the accompanying unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of June 30, 2018, we had an accumulated deficit of $6,511,810 compared to $6,231,207 as of March 31, 2018. The increase is attributable to the net loss for the three months ended June 30, 2018.

Our net cash used in operating activities was $213,093 and $84,339 for the three months ended June 30, 2018 and 2017, respectively. The increase in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $82,000 and a decrease in accounts payable and accrued liabilities of approximately $51,000. Cash used in investing activities during the three months ended June 30, 2018 consisted of expenditures for software development of approximately $12,000. There were no cash flows from investing activities for the three months ended June 30, 2017. Net cash provided by financing activities was $300,000 for the three months ended June 30, 2018, from the sale of preferred stock. Net cash provided by financing activities was $101,000 for the three months ended June 30, 2017 with the funding coming from $61,000 advanced by the Founder and $40,000 from the sale of convertible notes.

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

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Report. This determination was based on the following factors: (i) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for Fiscal 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Report.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our new VocaWorks business, the launch of a beta and final VocaWorks platform and our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include delays affecting the development and functionality of the software we are licensing, competition, our management’s ability to deal with conflicts of interest and events affecting capital markets in general and microcap companies in particular. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended March 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

None

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about inputs used to estimate useful lives of intangible assets, calculate beneficial conversion of convertible notes payable and convertible preferred stock, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the three months ended June 30, 2018 that are of significance or potential significance to the Company.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-based Payment Accounting”, as a simplification for the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation. This standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact that ASU 2018-07 may have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, (“Topic 718”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. Topic 718 will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending March 31, 2020. The Company does not expect the adoption of Topic 842 to have a material effect on its business, its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“Topic 740”), to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. Topic 740 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. While the Company does not expect the adoption of Topic 740 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of Topic 740 may have on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) which amended the existing accounting standards for revenue recognition. Topic 606 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company adopted Topic 606 in the first quarter of Fiscal 2019 and applied the full retrospective approach. The adoption of Topic 606 did not have a material effect on our business, financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company as defined by Rule 229.10(f) (1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on an evaluation as of the end of the period covered by this Report on Form 10-Q, our Chief Executive Officer who also serves as our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as disclosed below we have previously disclosed all sales of securities without registration under the Securities Act of 1933.

During the three months ended June 30, 2018 the Company granted to various advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on the one year anniversary of grant.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.2	Bylaws	14C	1/26/15	App C
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock	10-Q	2/20/18	3.7
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock	10-Q	2/20/18	3.8
3.9	Certificate of Designation, Preferences and Rights of the Series A-1 Convertible Preferred Stock	8-K	6/1/18	4.1
3.10	Series A Amendment	8-K	6/11/18	4.1
3.11	Series C Amendment	8-K	6/11/18	4.2
3.12	Series C-1 Amendment	8-K	6/11/18	4.3
10.1	Form of Securities Purchase Agreement +	8-K	6/1/18	10.1
10.2	Form of Warrant	8-K	6/1/18	10.2
10.3	Form of Letter Agreement +	8-K	6/1/18	10.3

31.1	Certification of Principal Executive (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

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

Dated: August 14, 2018	TRULI TECHNOLOGIES, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)

