Form 10-Q
period 2018-09-30
TRULI TECHNOLOGIES, INC.
filed 2018-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

a

For the quarterly period ended: September 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-53641

TRULI TECHNOLOGIES, INC

(Exact name of registrant as specified in its charter)

Delaware	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

344 GROVE ST #2 #4018 JERSEY CITY, NJ	07302
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 862-2979

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, the number of shares of the registrant’s common stock outstanding was 138,954,197.

i

Item 1.	Financial Statements

Truli Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2018	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$83,627	$213,600
Prepaid expenses	10,433	21,646

Total current assets	94,060	235,246

License	625,000	625,000
Software development	80,500	57,500

Total assets	$799,560	$917,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$83,946	$93,885

Total current liabilities	83,946	93,885

Commitments and contingencies	-	-

Redeemable Preferred Stock, Series A, Series A-1, Series B, Series C, and Series C-1, $0.0001 par value; 3,295,939 shares authorized, 1,009,539 and 716,939 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively.	2,013,412	1,696,932

Stockholders’ Deficit

Preferred stock, undesignated, $0.0001 par value; 6,704,061 and 7,304,061 shares authorized; no shares issued and outstanding as of September 30, 2018 and March 31, 2018	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 138,954,197 and 131,554,197 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	13,895	13,155
Additional paid-in capital	5,435,244	5,344,981
Accumulated deficit	(6,746,937)	(6,231,207)

Total stockholders’ deficit	(1,297,798)	(873,071)

Total liabilities and stockholders’ deficit	$799,560	$917,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating expenses:
Selling, general and administrative	$235,127	$111,688	$515,730	$220,008
Total operating expenses	235,127	111,688	515,730	220,008
Loss from operations	(235,127)	(111,688)	(515,730)	(220,008)

Other income (expenses):
Interest expense	-	(34,202)	-	(69,672)
Loss on change in fair value of derivative liability	-	(90,675)	-	(49,637)
Total other expense	-	(124,877)	-	(119,309)

Loss from operations before income taxes	(235,127)	(236,565)	(515,730)	(339,317)
Provision for income taxes	-	-	-	-
Net loss	(235,127)	(236,565)	(515,730)	(339,317)
Preferred stock dividend	(436,456)	-	(8,514,056)	-
Net loss attributable to common shareholders	$(671,583)	$(236,565)	$(9,029,786)	$(339,317)

Net loss per common share – basic and diluted	$(0.01)	$(0.09)	$(0.07)	$(0.13)

Weighted average common shares – basic and diluted	135,334,632	2,554,197	133,454,743	2,554,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net loss	$(515,730)	$(339,317)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	107,484	188
Change in fair market value of derivative liability	-	49,637
Loss on excess fair value of derivative liability at inception	-	2,387
Amortization of debt discount	-	11,165
Changes in operating assets and liabilities:
Decrease in prepaid expenses	11,213	-
Increase (decrease) in accounts payable and accrued liabilities	(9,940)	90,566
Increase in accrued interest	-	53,958
Net cash used in operating activities	(406,973)	(131,416)

Cash Flows from Investing Activities
Cash paid for software development	(23,000)	-
Net cash used by investing activities	(23,000)	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	-	104,500
Proceeds from convertible notes	-	40,000
Proceeds from sale of preferred stock	300,000	-
Net cash provided by financing activities	300,000	144,500

Net (decrease) increase in cash and cash equivalents	(129,973)	13,084
Cash and cash equivalents, beginning of period	213,600	1,983

Cash and cash equivalents, end of period	$83,627	$15,067

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$2,162
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Discount attributable to derivative liability	$-	$11,117
Conversion of Series C preferred stock into common stock	$74,000	$-
Deemed dividend related to beneficial conversion feature of preferred stock	$8,085,096	-
Deemed dividend related to warrants issued with preferred stock	$288,000	-
Accrued preferred stock dividend	$140,960	$-
Adjustment to redemption value of preferred - per amendment to designation	$50,479	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

TRULI TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

In September 2018 the Company announced that it has signed a letter of intent to acquire Recruiter in exchange for issuing to Recruiter shareholders shares of a new series of Truli’s preferred stock (the “New Preferred”) which will be convertible into 775 million shares of Truli’s common stock. In exchange for receiving the New Preferred, Recruiter will give up the right to acquire shares of Truli’s Series B. See Note 4.

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

These interim financial statements as of and for the three and six months ended September 30, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 (“Fiscal 2019”) or for any future period. All references to September 30, 2018 and 2017 in these footnotes are unaudited.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Included in these estimates are assumptions used to estimate useful lives of intangible assets, calculate the beneficial conversion feature of convertible preferred stock, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of September 30, 2018 and March 31, 2018, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows Accounting Standards Codification subtopic ASC 260, Earnings Per Share for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 496,970,729 and 109,985,440 were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2018 and 2017, respectively, because their effect is anti-dilutive.

	September 30,	September 30,
	2018	2017
Options	3,705,000	182,040
Warrants	180,000,000	-
Convertible preferred stock	313,265,729	-
Convertible notes payable	-	109,803,400
	496,970,729	109,985,440

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

Intangible Assets

Intangible assets consist of the License and related software, website and iPhone App development costs. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of September 30, 2018.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the six months ended September 30, 2018 that are of significance or potential significance to the Company.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, (“Topic 718”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. Topic 718 will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

We also have capitalized software costs of $80,500 related to the development of our website and iPhone app, both to be used in conjunction with the License acquired from Recruiter.

These assets have not been placed in service as of September 30, 2018.

NOTE 4 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2018 and March 31, 2018, the Company has 1,009,539 and 716,939 shares of preferred stock issued and outstanding, respectively.

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

Series C and Series C-1 Convertible Redeemable Preferred Stock

On October 24, 2017, the Company filed a COD with the Delaware Secretary of State designating 102,100 shares of the Company’s authorized preferred stock as Series C which converts into 1,000 shares of common stock per share of Series C, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C. In accordance with the terms of the License, on October 30, 2017 holders of the Company’s outstanding 4% Convertible Notes converted their 4% Convertible Notes and accrued interest into 102,099,752 shares of Series C.

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

During February 2018, the Company filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the three and six months ended September 30, 2018 we recorded a credit to additional paid in capital of $24,777 and $50,479, respectively, as a result of the reduction in the redemption amount. During the year ended March 31, 2018 we recorded a credit to additional paid in capital of $1,071,932 as a result of the reduction in the redemption amount.

On February 1, 2018, the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C.

During the three months ended September 30, 2018, the Company issued 7,400,000 shares of common stock upon the conversion of 7,400 shares of Series C.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2018 and March 31, 2018 the Company had 138,954,197 and 131,554,197 shares of common stock outstanding, respectively.

On June 21, 2018, pursuant to shareholder approval, the shareholders approved a reverse stock split in the range of one-for-50 to one-for-100 or any amount in between and a reduction of its authorized common stock in order to save annual fees in Delaware. The reverse stock split has not yet been implemented.

Common stock options

During the six months ended September 30, 2018 the Company granted to various advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on various dates in the three months ending March 31, 2019.

Common stock warrants

In connection with the sale of our Series A-1 preferred stock, we issued an aggregate of 60,000,000 common stock purchase warrants to the Investors. The warrants are exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expire, if unexercised, on September 1, 2023. The exercise price and number of warrants are subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants.

NOTE 5 — STOCK OPTIONS AND WARRANTS

Stock options

The Company granted to six nonemployee advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant. We have recorded compensation expense of $7,250 and $32,250 related to the options during the three and six months ended September 30, 2018, respectively. We valued the options at September 30, 2018 using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.73% - 2.94%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 381% - 387%; and (4) an expected life of 4.75 - 5 years.

We recorded compensation expense of $37,617 and $75,234 during the three and six months ended September 30, 2018, respectively, related to options granted to an officer and directors during the previous fiscal year.

Warrants

In connection with the sale of our Series A-1 preferred stock, we issued an aggregate of 60,000,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants are exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expire, if unexercised, on September 1, 2023. The exercise price and number of warrants are subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants.

NOTE 6 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

As described in Note 4, we have issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock has been classified as temporary equity on the balance sheet at September 30, 2018 and March 31, 2018.

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

For the three months ended September 30, 2018, we have accrued dividends in the amount of $72,055. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $364,400 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

For the six months ended September 30, 2018, we have accrued dividends in the amount of $140,960. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $897,096 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2018 and March 31, 2018, accounts payable and accrued liabilities for the period ending are comprised of the following:

	September 30,	March 31,
	2018	2018
Legal and professional fees payable	$33,311	$60,363
Other payables	50,635	33,522
	$83,946	$93,885

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

Recruiter will receive 625,000 shares of Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B following the achievement of certain milestones as provided for in the License. If the Company completes the acquisition of Recruiter, the Series B will be cancelled.

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

Business of the Company

The Company has been developing a software platform under the VocaWorks brand name, which is in the final stages of delivery and expected to be completed this calendar year.  In September 2018 the Company announced that it has signed a letter of intent to acquire Recruiter in exchange for issuing Recruiter shares of a new series of Truli’s preferred stock (the “New Preferred”) which will be convertible into 775 million shares of Truli’s common stock. In exchange for receiving the New Preferred, Recruiter will give up the right to acquire shares of Truli’s Series B.

The Company is currently most actively focusing its efforts on the planned merger with Recruiter.com, the letter of intent for which was recently announced. There can be no assurances that the deal will close and, if not, then the Company will have to raise additional capital to continue operations in the short term.

Results of Operations

The results of operations include TMC through October 30, 2017 and VocaWorks from that date forward.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

The Company had no revenue for the three-month periods ended September 30, 2018 or 2017. VocaWorks has recently begun to implement its new business plan commencing with the execution of the License agreement with Recruiter. Truli officially launched its website on July 10, 2012 but did not generate revenue through the date of disposition of TMC. Net loss (before dividends on preferred stock) of $235,127 and net loss of $236,565 for the three-month periods ended September 30, 2018 and 2017, respectively, resulted from the operational activities described below.

Operating expenses totaled $235,127 and $111,688 during the three-month periods ended September 30, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $235,127 and $111,688 for the three-month periods ended September 30, 2018 and 2017, respectively, principally comprised of marketing, employee compensation, website development costs, and professional, legal, administrative, and consulting fees. The increase of 111% in 2018 compared to 2017 was primarily attributable to increased compensation (including stock based compensation).

Other Income (Expense)

	Three Months Ended September 30,
	2018	2017
Interest expense	$-	$(34,202)
Loss on change in fair value of derivative liability	-	(90,675)
Total other expense	$-	$(124,877)

Other income (expense) is comprised of interest and financing costs and loss related to the change in fair value of our derivative liabilities. The decrease in interest expense in the 2018 three month period compared to the 2017 three month period results from the settlement of debt. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no debt and no derivative liabilities in the 2018 period.

Preferred Stock Dividends

We have recorded dividends and deemed dividends on our preferred stock in the amount of $436,456 during the three months ended September 30, 2018, consisting of accrued dividends and the beneficial conversion feature of the preferred stock. Please see Note 6 to the accompanying unaudited condensed consolidated financial statements for more information.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017:

The Company had no revenue for the six-month periods ended September 30, 2018 or 2017. VocaWorks has recently begun to implement its new business plan commencing with the execution of the License agreement with Recruiter. Truli officially launched its website on July 10, 2012 but did not generate revenue through the date of disposition of TMC. Net loss (before dividends on preferred stock) of $515,730 and net loss of $339,317 for the six-month periods ended September 30, 2018 and 2017, respectively, resulted from the operational activities described below.

Operating expenses totaled $515,730 and $220,008 during the six-month periods ended September 30, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $515,730 and $220,008 for the six-month periods ended September 30, 2018 and 2017, respectively, principally comprised of marketing, employee compensation, website development costs, and professional, legal, administrative, and consulting fees. The increase of 134% in 2018 compared to 2017 was primarily attributable to increased compensation (including stock based compensation), professional fees and other fees.

Other Income (Expense)

	Three Months Ended September 30,
	2018	2017
Interest expense	$-	$(69,672)
Loss on change in fair value of derivative liability	-	(49,637)
Total other expense	$-	$(119,309)

Other income (expense) is comprised of interest and financing costs and loss related to the change in fair value of our derivative liabilities. The decrease in interest expense in the 2018 six month period compared to the 2017 six month period results from the settlement of debt. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no debt and no derivative liabilities in the 2018 period.

Preferred Stock Dividends

We have recorded dividends and deemed dividends on our preferred stock in the amount of $8,514,056 during the six months ended September 30, 2018, consisting of accrued dividends and the beneficial conversion feature of the preferred stock. Please see Note 6 to the accompanying unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of September 30, 2018, we had an accumulated deficit of $6,746,937 compared to $6,231,207 as of March 31, 2018. The increase is attributable to the net loss for the six months ended September 30, 2018.

Our net cash used in operating activities was $406,973 and $131,416 for the six months ended September 30, 2018 and 2017, respectively. The increase in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $132,000 and a decrease in accounts payable and accrued liabilities of approximately $154,000. Cash used in investing activities during the six months ended September 30, 2018 consisted of expenditures for software development of approximately $23,000. There were no cash flows from investing activities for the six months ended September 30, 2017. Net cash provided by financing activities was $300,000 for the six months ended September 30, 2018, from the sale of preferred stock. Net cash provided by financing activities was $144,500 for the six months ended September 30, 2017 with the funding coming from $104,500 advanced by the Founder and $40,000 from the sale of convertible notes.

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

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. We have been actively seeking to obtain such financing but as of the date of this Report, we have not entered into any binding agreements. Accordingly, it needs to raise capital to remain operational. As a condition of the closing of the Recruiter acquisition, we must raise at least $1.5 million in new equity.

Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to acquire Recruiter and complete a financing, it is likely that we will cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding the closing of the Recruiter acquisition and obtaining new financing.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the six months ended September 30, 2018 that are of significance or potential significance to the Company.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, (“Topic 718”) which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. Topic 718 will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 except for the following:

During the three months ended September 30, 2018, we issued 7,400,000 shares of common stock upon the conversion of 7,400 shares of Series C.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.2	Bylaws	14C	1/26/15	App C
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock	10-Q	2/20/18	3.7
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock	10-Q	2/20/18	3.8
3.9	Certificate of Designation, Preferences and Rights of the Series A-1 Convertible Preferred Stock	8-K	6/1/18	4.1
3.10	Series A Amendment	8-K	6/11/18	4.1
3.11	Series C Amendment	8-K	6/11/18	4.2
3.12	Series C-1 Amendment	8-K	6/11/18	4.3
10.1	Independent Consultant Agreement				Filed
31.1	Certification of Principal Executive (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

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

Dated: November 14, 2018	TRULI TECHNOLOGIES, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)