Form 10-Q
period 2018-12-31
TRULI TECHNOLOGIES, INC.
filed 2019-02-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

As of February 14, 2019, the number of shares of the registrant’s common stock outstanding was 139,830,306.

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Truli Technologies, Inc.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2018	2018
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$984	$213,600
Miscellaneous receivable	10,043	-
Prepaid expenses	4,840	21,646

Total current assets	15,867	235,246

License	625,000	625,000
Software development	101,520	57,500

Total assets	$742,387	$917,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$235,030	$93,885
Note payable, net of unamortized discount of $3,056	51,944	-

Total current liabilities	286,974	93,885

Commitments and contingencies	-	-

Redeemable Preferred Stock, Series A, Series A-1, Series B, Series C, and Series C-1, $0.0001 par value; 3,295,939 shares authorized, 1,009,539 and 716,939 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively.	2,059,764	1,696,932

Stockholders’ Deficit

Preferred stock, undesignated, $0.0001 par value; 6,704,061 and 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 138,954,197 and 131,554,197 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	13,895	13,155
Additional paid-in capital	5,438,739	5,344,981
Accumulated deficit	(7,056,985)	(6,231,207)

Total stockholders’ deficit	(1,604,351)	(873,071)

Total liabilities and stockholders’ deficit	$742,387	$917,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Operating expenses:
Selling, general and administrative	$307,836	$64,867	$823,566	$284,875
Total operating expenses	307,836	64,867	823,566	284,875
Loss from operations	(307,836)	(64,867)	(823,566)	(284,875)

Other income (expenses):
Interest expense	(2,212)	(14,714)	(2,212)	(84,386)
Loss on change in fair value of derivative liability	-	(532,788)	-	(582,425)
Gain on extinguishment of debt	-	634,435	-	634,435
Total other (expenses) income	(2,212)	86,933	(2,212)	(32,376)

(Loss) income before income taxes	(310,048)	22,066	(825,778)	(317,251)
Provision for income taxes	-	-	-	-
Net (loss) income	(310,048)	22,066	(825,778)	(317,251)
Preferred stock dividend	(606,612)	(35,573,626)	(9,120,668)	(35,573,626)
Net loss attributable to common shareholders	$(916,660)	$(35,551,560)	$(9,946,446)	$(35,890,877)

Net loss per common share – basic and diluted	$(0.01)	$(0.40)	$(0.07)	$(1.15)

Weighted average common shares – basic and diluted	138,954,197	88,152,023	135,294,561	31,190,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Media Group, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Month Periods ended December 31, 2018 and 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2017	2,554,197	$255	$2,984,108	$(5,759,365)	$(2,775,002)
Stock based compensation			188		188
Shares issued for license	125,000,000	12,500	612,500		625,000
Excess liabilities over assets of purchase option exercise			616,719		616,719
Beneficial conversion feature of preferred stock			34,947,378		34,947,378
Warrants issued with preferred stock			580,645		580,645
Deemed dividend on preferred stock			(35,528,023)		(35,528,023)
Accrued preferred stock dividends			(45,603)		(45,603)
Net loss				(317,251)	(317,251)
Balance as of December 31, 2017	127,554,197	$12,755	$4,167,912	$(6,076,616)	$(1,895,949)

Balance as of March 31, 2018	131,554,197	$13,155	$5,344,981	$(6,231,207)	$(873,071)
Common stock issued upon conversion of preferred stock	7,400,000	740	73,260		74,000
Stock based compensation			157,330		157,330
Beneficial conversion feature of preferred stock			7,188,000		7,188,000
Beneficial conversion feature of preferred stock dividend			1,433,503		1,433,503
Warrants issued with preferred stock			288,000		288,000
Deemed dividend on preferred stock			(8,909,503)		(8,909,503)
Accrued preferred stock dividends			(211,165)		(211,165)
Adjustment of redemption value of preferred stock			74,333		74,333
Net loss				(825,778)	(825,778)
Balance as of December 31, 2018	138,954,197	$13,895	$5,438,739	$(7,056,985)	$(1,604,351)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Truli Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities
Net loss	$(825,778)	$(317,251)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense	157,330	188
Change in fair market value of derivative liability	-	582,425
Loss on excess fair value of derivative liability at inception	-	7,441
Amortization of debt discount	1,944	11,165
Gain on extinguishment of debt	-	(634,435)
Gain on reversal of payables	-	(98,593)
Expenses paid through financings	-	43,627
Changes in operating assets and liabilities:
Decrease in prepaid expenses	16,806	-
(Increase) in other receivables	(10,043)	-
Increase in accounts payable and accrued liabilities	140,878	105,591
Increase in accrued interest	267	63,288
Net cash used in operating activities	(518,596)	(236,554)

Cash Flows from Investing Activities
Cash disposed of through exercise of purchase option	-	(9,040)
Cash paid for software development	(44,020)	(28,750)
Net cash used by investing activities	(44,020)	(37,790)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	-	114,500
Proceeds from notes	50,000	-
Proceeds from convertible notes	-	40,000
Advances received	-	10,000
Proceeds from sale of preferred stock	300,000	471,373
Net cash provided by financing activities	350,000	635,873

Net (decrease) increase in cash and cash equivalents	(212,616)	361,529
Cash and cash equivalents, beginning of period	213,600	1,983

Cash and cash equivalents, end of period	$984	$363,512

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$2,493
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series C preferred stock into common stock	$74,000	$-
Deemed dividend related to beneficial conversion feature of preferred stock	$8,621,503	$-
Deemed dividend related to warrants issued with preferred stock	$288,000	$-
Accrued preferred stock dividend	$211,165	$-
Adjustment to redemption value of preferred - per amendment to designation	$74,333	$-
Extinguished derivative liability	$-	$634,435
Preferred stock issued upon settlement of convertible debt	$-	$2,203,487
Accounts payable and advance paid through proceeds of preferred stock	$-	$85,000
Liabilities transferred through exercise of subsidiary purchase option	$-	$620,759
Common stock issued for acquisition of license	$-	$625,000
Dividend on redeemable preferred stock	$-	$45,603
Discount attributable to derivative liability	$-	$11,117

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

TRULI TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Truli Technologies, Inc., a Delaware corporation initially incorporated on July 28, 2008, (the “Company”) is a holding company based in Bristol, Connecticut. On June 21, 2018, pursuant to shareholder approval, the Company changed its name to Truli Technologies, Inc. from Truli Media Group, Inc. Immediately following the October 30, 2017 closing of the License Agreement (the “License”) and issuance of preferred shares described below and in Note 4, Mr. Michael Solomon, our Founder and then a director of the Company, exercised his Option, granted to him in September 2016, to purchase the Company’s subsidiary, Truli Media Corp (“TMC”) for $5,000. As a result, TMC is no longer a subsidiary of the Company.

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

In September 2018 the Company announced that it has signed a letter of intent to acquire Recruiter in exchange for issuing to Recruiter shareholders shares of a new series of Truli’s preferred stock (the “New Preferred”) which will be convertible into 775 million shares of Truli’s common stock. In exchange for receiving the New Preferred, Recruiter will give up the right to acquire shares of Truli’s Series B Convertible Preferred Stock (the “Series B”). See Note 4.

In October 2018 the Company entered into a letter of intent with Genesys Talent LLC (“Genesys”) to acquire certain assets and license certain services from Genesys in exchange for the Company issuing Genesys a new series of the Company’s preferred stock, convertible into 200 million shares of the Company’s common stock.

In connection with the Recruiter and Genesys transactions the Company is seeking to raise up to $1 million in a private placement offering of the Company’s new Series D Convertible Preferred Stock (the “Series D”) at an offering price of $0.02 per share. The parties who are considering investing in the private placement have requested reviewed financials from Genesys prior to making an investment in the Company and may or may not invest in the private placement based on the Genesys financials.

We cannot assure you we will be successful in completing the Recruiter or Genesys transactions or the private placement.

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

These interim financial statements as of and for the three and nine months ended December 31, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 (“Fiscal 2019”) or for any future period. All references to December 31, 2018 and 2017 in these footnotes are unaudited.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of December 31, 2018 and March 31, 2018, the Company has provided a 100% valuation against the deferred tax benefits.

Earnings (Loss) Per Share

The Company follows Accounting Standards Codification subtopic ASC 260, Earnings Per Share for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 504,209,200 and 365,034,400 were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2018 and 2017, respectively, because their effect is anti-dilutive.

	December 31,	December 31,
	2018	2017
Options	3,705,000	80,000
Warrants	180,000,000	120,000,000
Convertible preferred stock	320,504,200	244,954,400
	504,209,200	365,034,400

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

Intangible Assets

Intangible assets consist of the License and related software, website and iPhone App development costs. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of December 31, 2018.

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the nine months ended December 31, 2018 that are of significance or potential significance to the Company.

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

The Company recently completed rounds of funding in the first, third and fourth quarters of Fiscal 2019. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the License with Recruiter to use certain of Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued to Recruiter 125,000,000 shares of common stock. We have valued the License at $625,000. Recruiter will receive 625,000 shares of Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive up to an additional 1,250,000 shares of Series B following the achievement of certain milestones as provided for in the License. Recruiter shall provide VocaWorks with support services free of charge, which shall include (i) a total of 2,400 hours of technology and development services to be provided by Recruiter personnel during the two year period following the effective date, with a total value of $200,000; and (ii) marketing and advertising services, which are available to Recruiter’s general customers, and strategic marketing services, to be provided by Recruiter each year during the four year period following the effective date, with a total value of $500,000. Assuming we close our merger with Recruiter, it will cancel the Series B, distribute the common stock to its shareholders, and receive shares of the New Preferred convertible into 775 million shares of the Company’s common stock.

We also have capitalized software costs of $101,520 related to the development of our website and iPhone app, both to be used in conjunction with the License acquired from Recruiter.

These assets have not been placed in service as of December 31, 2018.

NOTE 4 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2018 and March 31, 2018, the Company has 1,009,539 and 716,939 shares of preferred stock issued and outstanding, respectively.

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

During February 2018, the Company filed an amendment to the Certificates of Designations for the Series C and Series C-1 extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the three and nine months ended December 31, 2018 we recorded a credit to additional paid in capital of $23,854 and $74,333, respectively, as a result of the reduction in the redemption amount. During the year ended March 31, 2018 we recorded a credit to additional paid in capital of $1,071,932 as a result of the reduction in the redemption amount.

On February 1, 2018, the Company issued 4,000,000 shares of common stock upon the conversion of 4,000 shares of Series C.

During the nine months ended December 31, 2018, the Company issued 7,400,000 shares of common stock upon the conversion of 7,400 shares of Series C.

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2018 and March 31, 2018 the Company had 138,954,197 and 131,554,197 shares of common stock outstanding, respectively.

On June 21, 2018, pursuant to shareholder approval, the shareholders approved a reverse stock split in the range of one-for-50 to one-for-100 or any amount in between and a reduction of its authorized common stock in order to save annual fees in Delaware. The reverse stock split has not yet been implemented.

Common stock options

During the nine months ended December 31, 2018 the Company granted to various advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on various dates in the three months ending March 31, 2019.

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

NOTE 5 — STOCK OPTIONS AND WARRANTS

Stock options

The Company granted to six nonemployee advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant. We have recorded compensation expense of $12,228 and $44,478 related to the options during the three and nine months ended December 31, 2018, respectively. We valued the options at December 31, 2018 using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.73% - 2.94%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 381% - 398%; and (4) an expected life of 4.5 – 5 years.

We recorded compensation expense of $37,618 and $112,852 during the three and nine months ended December 31, 2018, respectively, related to options granted to an officer and directors during the previous fiscal year.

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

NOTE 6 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

As described in Note 4, we have issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock has been classified as temporary equity on the balance sheet at December 31, 2018 and March 31, 2018.

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

For the three months ended December 31, 2018, we have accrued dividends in the amount of $70,205. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $536,407 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

For the nine months ended December 31, 2018, we have accrued dividends in the amount of $211,165. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $1,433,503 to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to additional paid-in capital (since there is a deficit in retained earnings).

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2018 and March 31, 2018, accounts payable and accrued liabilities for the period ending are comprised of the following:

	December 31,	March 31,
	2018	2018
Legal and professional fees payable	$129,431	$60,363
Other payables	105,599	33,522
	$235,030	$93,885

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

NOTE 9 — NOTE PAYABLE

On November 27, 2018 the Company entered into a $55,000 10% Original Issue Discount Promissory Note, and received proceeds of $50,000. The note matures on or before the earlier of (i) the 90th day subsequent to the issuance date of the note, and (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale of any equity or debt securities of the Company (either a “Maturity Date”). At the Company’s option, upon the Maturity Date the Company may convert all principal and interest owed to the Payee pursuant to this note into securities of the Company identical to those offered and on the same terms as those offered to the investors in the financing. Interest shall accrue on the outstanding principal balance of this note at the rate of 5% per year. Discount of $5,000 is being amortized over 90 days.

NOTE 10 — SUBSEQUENT EVENTS

In February 8, 2019, the Company borrowed $50,000 from an institutional investor and issued the investor a $60,000 Original Issue Discount Promissory Note (the “February Note”). The February Note bears interest at 5% per annum and matures on the earlier of (i) 90 days after issuance, or (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale of any equity or debt securities. The Company may cause the holder to convert all principal and interest owed under the February Note into securities of the Company identical to those offered to investors in the $1,000,000 financing. Further, the holder of the February Note has the option to use all principal and interest owed to the Investor under the Note as consideration to purchase securities in any future Company financing at any time.

As additional consideration for the February Note, the Company issued the holder Warrants to purchase 6,000,000 shares of the Company’s common stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $0.02 per share subject to adjustment upon the occurrence of certain events including the Company’s issuance of future securities. If the Company’s common stock becomes listed on a national securities exchange exercise price of the Warrants is reduced the lesser of (i) a 20% discount to the closing bid price of the Company’s common stock quoted on day prior to such listing and (ii) a 20% discount to the exercise price in effect on the date of such listing. The Warrants may also be exercised cashlessly in accordance with the cashless exercise provision of the Warrants.

On February 11, 2019, the Company issued Evan Sohn 876,109 shares of restricted common stock for services rendered to the Company in connection with the Recruiter transaction. If the Recruiter Merger closes Mr. Sohn has agreed to become the Company’s Executive Chairman.

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

Overview

As described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, on October 30, 2017 the Company entered into the License under which Recruiter granted the Company’s wholly-owned subsidiary, VocaWorks, the License to use Recruiter’s proprietary software and related intellectual property. In consideration for the License, the Company issued Recruiter 125,000,000 shares of its common stock. In addition, the Company created the Series B preferred stock and agreed to issue Recruiter 625,000 shares of the Series B upon the launch of a functional software platform and receipt of $10,000 in sales revenue. Recruiter is entitled to receive an additional 1,250,000 shares of Series B on the achievement of certain milestones as provided in the License. The Chief Executive Officer of Recruiter, Miles Jennings, was appointed Chief Executive Officer and a director of the Company in conjunction with entry into the License.

Business of the Company

The Company has been developing a software platform under the VocaWorks brand name, the first version of which has been completed, and is currently in preparation for public use. In September 2018, the Company announced that it has signed a letter of intent to acquire Recruiter in exchange for issuing Recruiter shares of a new series of Truli’s preferred stock (the “New Preferred”) which will be convertible into 775 million shares of Truli’s common stock. In exchange for receiving the New Preferred, Recruiter will give up the right to acquire shares of Truli’s Series B.

In October 2018 the Company entered into a letter of intent with Genesys to acquire certain assets and license certain services from Genesys in exchange for the Company issuing Genesys a new series of the Company’s preferred stock, convertible into 200 million shares of the Company’s common stock.

In connection with the Recruiter and Genesys transactions the Company is seeking to raise up to $1 million in a private placement offering of the Company’s Series D at an offering price of $0.02 per share. The parties who are considering investing in the private placement have requested reviewed financials from Genesys prior to making an investment in the Company and may or may not invest in the private placement based on the Genesys financials.

During the three months ended December 31, 2018, the Company’s Chief Executive Officer was focused primarily on trying to complete the Recruiter and Genesys transactions.

There can be no assurances that the Recruiter and Genesys transactions will close or that the Company will be able to raise additional capital to continue operations in the short term.

Results of Operations

The results of operations include TMC through October 30, 2017 and VocaWorks from that date forward.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017:

The Company had no revenue for the three-month periods ended December 31, 2018 or 2017. VocaWorks has been implementing its new business plan commencing with the execution of the License agreement with Recruiter.

Operating expenses totaled $307,836 and $64,867 during the three-month periods ended December 31, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $307,836 and $64,867 for the three-month periods ended December 31, 2018 and 2017, respectively, principally comprised of marketing, employee compensation, website development costs, and professional, legal, administrative, and consulting fees. The increase of 375% in 2018 compared to 2017 was primarily attributable to increased compensation (including stock based compensation). During the 2017 period we recorded a reversal of accounts payable and accrued expenses of $98,593. There were no reversals in the current period.

Other Income (Expense)

	Three Months Ended December 31,
	2018	2017
Interest expense	$(2,212)	$(14,714)
Loss on change in fair value of derivative liability	-	(532,788)
Gain on extinguishment of debt	-	634,435
Total other (expense) income	$(2,212)	$86,933

Other income (expense) is comprised of interest and financing costs, expense related to the change in fair value of our derivative liabilities, and gain on extinguishment of debt. The decrease in interest expense in the 2018 three month period compared to the 2017 three month period results from the settlement of debt in the 2017 period, with new debt incurred in the 2018 period. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no derivative liabilities in the 2018 period. The gain on extinguishment of debt results from the settlement of debt in the 2017 period.

Preferred Stock Dividends

We have recorded dividends and deemed dividends on our preferred stock in the amount of $606,612 and $35,573,626 during the three month periods ended December 31, 2018 and 2017, respectively, consisting of accrued dividends and the beneficial conversion feature of the preferred stock. Please see Note 6 to the accompanying unaudited condensed consolidated financial statements for more information.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017:

The Company had no revenue for the nine-month periods ended December 31, 2018 or 2017. Net loss (before dividends on preferred stock) of $825,778 and $317,251 for the nine-month periods ended December 31, 2018 and 2017, respectively, resulted from the operational activities described below.

Operating expenses totaled $823,566 and $284,875 during the nine-month periods ended December 31, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

The Company incurred marketing, general and administrative expenses of $823,566 and $284,875 for the nine-month periods ended December 31, 2018 and 2017, respectively, principally comprised of marketing, employee compensation, website development costs, and professional, legal, administrative, and consulting fees. The increase of 189% in 2018 compared to 2017 was primarily attributable to increased compensation (including stock based compensation), professional fees and other fees. During the 2017 period we recorded a reversal of accounts payable and accrued expenses of $98,593. There were no reversals in the current period.

Other Income (Expense)

	Nine Months Ended December 31,
	2018	2017
Interest expense	$(2,212)	$(84,386)
Loss on change in fair value of derivative liability	-	(582,425)
Gain on extinguishment of debt	-	634,435
Total other expense	$(2,212)	$(32,376)

Other income (expense) is comprised of interest and financing costs, expense related to the change in fair value of our derivative liabilities, and gain on extinguishment of debt. The decrease in interest expense in the 2018 nine month period compared to the 2017 nine month period results from the settlement of debt in the 2017 period, with new debt incurred in the 2018 period. The change in the fair value of our derivative liabilities results primarily from the changes in our stock price and the volatility of our common stock during the reported periods. We had no derivative liabilities in the 2018 period. The gain on extinguishment of debt results from the settlement of debt in the 2017 period.

Preferred Stock Dividends

We have recorded dividends and deemed dividends on our preferred stock in the amount of $9,120,668 and $35,573,626 during the nine month periods ended December 31, 2018 and 2017, respectively, consisting of accrued dividends and the beneficial conversion feature of the preferred stock. Please see Note 6 to the accompanying unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of December 31, 2018, we had an accumulated deficit of $7,056,985 compared to $6,231,207 as of March 31, 2018. The increase is attributable to the net loss for the nine months ended December 31, 2018.

Our net cash used in operating activities was $518,596 and $236,554 for the nine months ended December 31, 2018 and 2017, respectively. The increase in cash used is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $261,000 and a decrease in accounts payable and accrued liabilities of approximately $28,000. Cash used in investing activities during the nine months ended December 31, 2018 consisted of expenditures for software development of approximately $44,000. Cash used in investing activities during the nine months ended December 31, 2017 consisted of expenditures for software development of approximately $29,000 and a transfer of approximately $9,000 upon the exercise of an option to purchase our TMC subsidiary. Net cash provided by financing activities was $350,000 for the nine months ended December 31, 2018, from the sale of preferred stock and a note. Net cash provided by financing activities was approximately $636,000 for the nine months ended December 31, 2017, derived primarily from the proceeds from the sale of preferred stock of approximately $471,000, sale of convertible notes of $40,000 and funds advanced by the Founder of approximately $115,000.

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

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. We have been actively seeking to obtain such financing but as of the date of this Report, we have not entered into any binding agreements. Accordingly, it needs to raise capital to remain operational. As a condition of the closing of the pending acquisitions, we must raise new equity financing. The total amount of funds continue to change with negotiation; it is management’s expectation that the new funds will total approximately $1 million.

Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to acquire Recruiter and complete a financing, it is likely that we will cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding the closing of the Recruiter and Genesys acquisitions and obtaining new financing.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include delays affecting the development and functionality of the Recruiter software, our competition, our management’s ability to deal with conflicts of interest and events affecting capital markets in general and microcap companies in particular, and our ability to complete a private placement in connection with the Recruiter and Genesys transactions. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended March 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Recently Issued Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the nine months ended December 31, 2018 that are of significance or potential significance to the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended December 31, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2019, the Company borrowed $50,000 from an institutional investor and issued the investor the $60,000 February Note which is convertible into securities of the Company identical to those offered to investors in a future financing.

As additional consideration for the February Note, the Company issued the investor Warrants to purchase 6,000,000 shares of the Company’s common stock at an initial exercise price of $0.02 per share subject to adjustment upon the occurrence of certain events including the Company becoming listed on a national securities exchange. The Warrants may also be exercised cashlessly in accordance with the cashless exercise provision of the Warrants.

On February 11, 2019, the Company issued Evan Sohn 876,109 shares of restricted common stock for services rendered to the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.2	Bylaws, as amended	8-K	2/8/19	3.2
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock	10-Q	2/20/18	3.7
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock	10-Q	2/20/18	3.8
3.9	Certificate of Designation, Preferences and Rights of the Series A-1 Convertible Preferred Stock	8-K	6/1/18	4.1
3.10	Series A Amendment	8-K	6/11/18	4.1
3.11	Series C Amendment	8-K	6/11/18	4.2
3.12	Series C-1 Amendment	8-K	6/11/18	4.3
10.1	Independent Consultant Agreement	10-Q	11/14/18	10.1
10.2	Form of Note	8-K	11/27/18	10.1
10.3	Form of Note				Filed
10.4	Form of Warrant				Filed
31.1	Certification of Principal Executive (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

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

Dated: February 14, 2019	TRULI TECHNOLOGIES, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)