Form 10-Q
period 2019-03-31
Recruiter.com Group, Inc.
filed 2019-05-20
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________:

Commission file number: 000-53641

RECRUITER.COM GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Waugh Dr. Suite 300, Houston, Texas	77007
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 862-2979

TRULI TECHNOLOGIES, INC.

Former Fiscal Year: March 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 15, 2019, the number of shares of the registrant’s common stock outstanding was 144,830,306.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

(Formerly Truli Technologies, Inc.)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Assets

Current assets:
Cash	$436,534	$14,152
Accounts receivable	806,611	66,750
Prepaid expenses and other current assets	67,004	14,883

Total current assets	1,310,149	95,785

Investment - available for sale securities	25,000	33,917
Right of use asset	269,054	-
Intangible assets	7,868,512	-
Software development	113,020	101,520

Total assets	$9,585,735	$231,222

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$371,422	$228,553
Accrued expenses	75,275	161,757
Accrued compensation	234,523	172,109
Accrued interest	-	179,768
Loans payable - current portion	110,926	105,028
Convertible notes payable	-	255,000
Notes payable, net of unamortized discount of $0 and $3,056, respectively	-	301,944
Warrant derivative liability	691,780	-
Lease liability – current portion	73,378	-
Deferred revenue	20,450	59,468

Total current liabilities	1,577,754	1,463,627

Lease liability – long term portion	195,676	-
Loans payable - long term portion	97,320	103,808

Total liabilities	1,870,750	1,567,435

Commitments and contingencies (Note 7)	-	-

Redeemable Preferred Stock	-	2,059,764

Stockholders’ Equity (Deficit):
Preferred stock, undesignated, $0.0001 par value; 8,513,600 and 6,704,061 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 500,000 and no shares authorized; 420,661 and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	42	-
Preferred stock, Series E, $0.0001 par value; 775,000 and no shares authorized;775,000 and 775,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	78	78
Preferred stock, Series F, $0.0001 par value; 200,000 and no shares authorized; 200,000 and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	20	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 139,830,306 and no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	13,983	-
Additional paid-in capital	11,320,932	(158,307)
Accumulated deficit	(3,620,070)	(3,237,748)

Total stockholders’ equity (deficit)	7,714,985	(3,395,977)

Total liabilities and stockholders’ equity (deficit)	$9,585,735	$231,222

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

(Formerly Truli Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenue	$163,302	$244,947

Selling, general and administrative	469,682	472,200
Loss from operations	(306,380)	(227,253)

Other income (expenses):
Interest expense	(67,025)	(35,217)
Gain on extinguishment	-	3,100
Unrealized loss on securities	(8,917)	(46,833)
Total other income (expenses)	(75,942)	(78,950)

Loss from operations before income taxes	(382,322)	(306,203)
Provision for income taxes	-	-
Net loss	(382,322)	(306,203)
Net loss attributable to the non-controlling interest	_	(12,126)
Net loss attributable to Recruiter.com Group, Inc. common shareholders	$(382,322)	$(294,077)

Net loss per common share – basic and diluted	$-	$-

Weighted average common shares – basic and diluted	-	-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

(Formerly Truli Technologies, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Month Periods ended March 31, 2019 and 2018

(Unaudited)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	775,000	$78	-	$-	$(1,553,063)	$(1,787,184)	$(3,340,169)
Net loss three months ended March 31, 2018	-	-	-	-	-	(306,203)	(306,203)
Balance as of March 31, 2018	775,000	$78	-	$-	$(1,553,063)	$(2,093,387)	$(3,646,372)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	775,000	$78	-	$-	$(158,307)	$(3,237,748)	$(3,395,977)
Recapitalization	389,036	39	139,830,306	13,983	2,324,544	-	2,338,566
Series F Preferred stock issued for assets	200,000	20	-	-	8,599,980	-	8,600,000
Sale of Series D preferred stock units	31,625	3	-	-	539,994	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	706,501	-	706,501
Warrant derivative	-	-	-	-	(691,780)	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	(382,322)	(382,322)
Balance as of March 31, 2019	1,395,661	$140	139,830,306	$13,983	$11,320,932	$(3,620,070)	$7,714,985

The accompanying unaudited notes are in integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

(Formerly Truli Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities
Net loss	$(382,322)	$(306,203)
Adjustments to reconcile net loss to net cash used in operating activities
Equity based compensation expense of subsidiary pre-recapitalization	86,705	28,411
Unrealized loss on securities	8,917	46,833
Expenses paid through financings	5,000	-
Amortization of debt discount	32,522	-
Gain on extinguishment of debt	-	(3,100)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,373)	9,373
Increase in prepaid expenses	(61,096)	(21,646)
Decrease in other receivables	8,975	-
Increase in accounts payable and accrued liabilities	303,158	73,670
(Decrease) increase in deferred revenue	(39,018)	27,975
Net cash used in operating activities	(45,532)	(144,687)

Cash Flows from Investing Activities
Cash paid for software development	(11,500)	(28,750)
Net cash used in investing activities	(11,500)	(28,750)

Cash Flows from Financing Activities
Proceeds from notes	45,005	-
Payments of notes	(588)	(22,158)
Proceeds from sale of common stock	-	66,668
Proceeds from sale of preferred stock	434,997	-
Net cash provided by financing activities	479,414	44,510

Net increase (decrease) in cash	422,382	(128,927)
Cash, beginning of period	14,152	378,149

Cash, end of period	$436,534	$249,222

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,391	$13,217
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$8,600,000	$-
Subsidiary redeemable preferred stock, notes payable, and accrued interest exchanged for Series D preferred stock of subsidiary pre-recapitalization	$2,199,963	$-
Accounts payable paid through proceeds of preferred stock	$100,000	$-
Accrued compensation paid with common stock	$56,250	$-
Value of warrant issued with note	$42,000	$-
Notes and accrued interest foregiven	$706,501	$-
Accounts payable paid through proceeds of note	$4,995	$-
Warrant derivative liability at inception	$691,780	$-

The accompanying unaudited notes are in integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc. (formerly Truli Technologies, Inc. (“Truli”)), a Delaware corporation, (the “Company”) is a holding company based in Bristol, Connecticut. On May 9, 2019, pursuant to shareholder approval, the Company changed its name to Recruiter.com Group, Inc. from Truli Technologies, Inc. Recruiter.com Group, Inc. (“Recruiter”) has three subsidiaries, Recruiter.com, Inc., Recruiting Solutions LLC and VocaWorks, Inc. (“VocaWorks”).

Effective March 31, 2019 Truli Technologies, Inc. entered into an Agreement and Plan of Merger (“Merger Agreement”) through which it acquired Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation. As consideration for the merger, Truli issued the equity holders of Recruiter.com, Inc. a total of 775,000 shares of its Series E Preferred Stock convertible into 775 million shares of common stock for 100% of the outstanding common stock of Recruiter.com, Inc. As a result, the former shareholders of Recruiter.com, Inc. controlled approximately 90% of Truli common stock and in excess of 50% of the total voting power. The consolidated entities hereinafter are referred to as Recruiter or the “Company”.

For accounting purposes the transaction is being accounted for as a reverse recapitalization of Recruiter.com, Inc. and combination of entities under common control (‘recapitalization”) with Recruiter.com, Inc. considered the historical issuer. The consolidated financial statements presented include Recruiter.com, Inc. for all periods presented. Since Recruiter.com, Inc. previously owned a majority of Truli, the consolidated financial statements of Recruiter.com, Inc. include the historical operations of Truli and VocaWorks since October 30, 2017 (see below).

Effective October 30, 2017, Truli entered into a license with Recruiter.com, Inc. under which Recruiter.com, Inc. granted Truli’s newly created subsidiary VocaWorks a license to use certain of Recruiter.com, Inc.’s proprietary software and related intellectual property. In consideration for the acquisition of the license, Truli issued to Recruiter.com, Inc.125 million shares of common stock. As a result of this issuance, Recruiter.com, Inc. owned approximately 98% of Truli common stock. Recruiter.com, Inc. distributed the Truli shares to its stockholders on March 25, 2019, in conjunction with the recapitalization described above. The distribution is considered in substance to have occurred just prior to the recapitalization.

Also effective March 31, 2019, Truli issued a total of 200,000 shares of its Series F Preferred Stock convertible into 200 million shares of common stock to acquire certain assets and license certain services from Genesys Talent LLC. The acquired assets include certain accounts and notes receivable, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company will utilize these assets in its employment staffing business to be operated through Recruiting Solutions LLC. This transaction was treated as a business combination (see Note 12).

As a result of the recapitalization, Recruiter changed its fiscal year end to December 31, to conform to the accounting period of Recruiter.com, Inc. Previously, Truli had a fiscal year end of March 31.

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

These interim financial statements as of and for the three months ended March 31, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments and adjustments relating to the recapitalization, business combination and other equity transactions) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to March 31, 2019 and 2018 in these footnotes are unaudited.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired in the business combination, fair value of intangible assets, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. There were no uninsured balances as of March 31, 2019 or December 31, 2018. The Company had no cash equivalents at either period.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations and statement of cash flows. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenues are predominantly derived from the following activities:

●	Recruitment services. Placements of specialized personnel at employers that generate a fee for the company, through its “Job Market” technology platform.

●	Career Services. Consisting of (i) Resume distribution. Recruiter sends out resumes to groups of recruiters from job seekers; and (ii) Recruiting training. Company offers a SHRM certified training course in modern recruiting practices.

●	Marketing and publishing services. Marketing services primarily for B2B specialized software and services businesses. This includes website monetization consisting of advertising and related income that is generated through on-site banner advertising, lead generation, and online industry publication for Recruiters.

Net revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses.

Recruitment placement revenues are recognized after employment candidates remain with its clients through the 90-day guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Career services revenues are recognized upon distribution of resumes or completion of training courses.

Marketing and publishing services revenues are recognized when the advertising is placed and displayed or when lead generation activities and online publications are completed.

Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s balance sheet are from contracts with customers.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2019 or December 31, 2018.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

For each of the identified periods, revenues can be categorized into the following:

	March 31,	March 31,
	2019	2018
Recruitment	$40,278	$50,400
Career services	39,282	34,795
Marketing and publishing	83,742	159,752
Total revenue	$163,302	$244,947

At March 31, 2019 and December 31, 2018, deferred revenue amounted to $20,450 and $59,468 respectively. As of March 31, 2019, deferred revenue associated with recruitment services are $12,700 and the recognition of such services is expected within the following three months, while deferred marketing and publishing services amounted to $7,750 and pertain to services to be provided through the second quarter of 2019.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. There was no allowance for doubtful accounts at March 31, 2019 or December 31, 2018.

Concentration of Credit Risk and Significant Customers

At March 31, 2019, two customers accounted for more than 10% of the accounts receivable balance, for a total of 74%. At December 31, 2018, three customers accounted for more than 10% of the accounts receivable balance, for a total of 72%.

For the three months ended March 31, 2019 three customers accounted for 45% of total revenue. For the three months ended March 31, 2018 one customer accounted for 21% of total revenue.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $0 and $4,071 for the three months ended March 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s investment in available for sale securities is measured at fair value, based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Investment in Available for Sale Securities

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held at March 31, 2019 and December 31, 2018 is $587,000 and accumulated unrealized losses are $562,000 and $553,083 at March 31, 2019 and December 31, 2018, respectively. Unrealized holding losses on such securities for the three months periods ended March 31, 2019 and 2018 were $8,917 and $46,833, respectively. The value of available securities was $25,000 at March 31, 2019, based on 83,333 shares of common stock held with a per share market price of $0.30.

Software Costs

We capitalize certain software development costs incurred in connection with developing or obtaining software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use software.

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys Talent, LLC, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, acquired March 31, 2019 (see Note 12). Intangible assets also include internal use software development costs for the Company’s website and iPhone App.

These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of March 31, 2019 or December 31, 2018.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Through December 31, 2018 we used the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

The Company adopted ASU 2018-07 on January 1, 2019 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. As of March 31, 2019, the Company’s management has determined that a 100% valuation against the deferred tax asset is necessary due to the Company’s lack of earnings history.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with various accounting standards.

ASC 480 “Distinguishing Liabilities From Equity” provides that instruments convertible predominantly at a fixed rate resulting in a fixed monetary amount due upon conversion with a variable quantity of shares (“stock settled debt”) be recorded as a liability at the fixed monetary amount.

ASC 815 “Derivatives and Hedging” generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company accounts for convertible instruments (when it has determined that the instrument is not a stock settled debt and the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the share transaction and the effective conversion price embedded in the preferred shares.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

The Company has determined that the conversion features of its convertible preferred stock do not require bifurcation as free standing derivative instruments.

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the warrants issued with the sale of our common stock units in March 2019. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected to not recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

Product Development

Product development costs are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows Accounting Standards Codification subtopic ASC 260, Earnings Per Share for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 1,422,126,210 and 21,134 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because their effect is anti-dilutive.

	March 31,	March 31,
	2019	2018
Options	7,178,855	5,960
Stock awards	3,473,855	-
Warrants	15,812,500	15,174
Convertible preferred stock	1,395,661,000	-
	1,422,126,210	21,134

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are of significance or potential significance to the Company.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 2 — GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company has a working capital deficit as of March 31, 2019 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of Fiscal 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

The Company recently completed a round of funding in the first quarter of Fiscal 2019. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets of $7,868,512 consist of the assets acquired from Genesys Talent, LLC, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, acquired March 31, 2019 (see Note 12).

We also have capitalized software costs of $113,020 relating to our website and iPhone App developed for internal use. These assets have not been placed in service as of March 31, 2019.

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse recapitalization

On March 31, 2019 the Company was deemed to issue 139,830,306 shares of common stock and 389,036 shares of Series D preferred stock that were held by the Truli shareholders just prior to the merger. Additional paid in capital was credited by $2,324,544 pursuant to the reverse recapitalization.

Preferred stock

The Company is authorized to issue 10 million shares of $0.0001 par value preferred stock. As of March 31, 2019, the Company has 1,395,661 shares of preferred stock issued and outstanding.

Series D Convertible Preferred Stock

On March 25, 2019 as amended on April 22, 2019, Truli filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State designating 500,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock (the “Series D”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $0.02 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series D. Holders of Series D are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any preferred shares remain outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s preferred shares.

On March 31, 2019, we entered into a Securities Purchase Agreement, dated March 31, 2019 (the “Securities Purchase Agreement”) by and among the Company and the investors listed therein (the “Investors”). Pursuant to the Securities Purchase Agreement we sold in a private placement a total of 31,625 units (the “Units”) at a purchase price of $18.1818 per unit, or $575,000, taking into account a 10% discount, each Unit consisting of (i) one share of Series D Preferred Stock, and (ii) a Warrant to purchase 500 shares of Common Stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing convert into a minimum of 31,625,000 shares of Common Stock. We received net proceeds from the sale of the Units of $434,997 after offering costs of $35,003 and direct payment of other Company obligations of $105,000. Two of the three Investors have previously invested in Truli’s Preferred Stock.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Warrants are exercisable for five years from the issuance date at an exercise price of $0.06 per share, subject to adjustment as provided for therein.

Series E Convertible Preferred Stock

On March 25, 2019 as amended on March 29, 2019, Truli filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State designating 775,000 shares of its authorized preferred stock as Series E Convertible Preferred Stock (the “Series E”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $0.02 per share, or 775 million common shares, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any preferred shares remain outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s preferred shares.

Series F Convertible Preferred Stock

On March 25, 2019, Truli filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State designating 200,000 shares of its authorized preferred stock as Series F Convertible Preferred Stock (the “Series F”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by$0.02 per share, or 200 million common shares, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series F are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any preferred shares remain outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s preferred shares.

Effective March 31, 2019, we issued 200,000 shares of Series F preferred stock as consideration for the acquisition of assets from Genesys Talent, LLC (see Note 12).

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2019 and December 31, 2018 the Company had 139,830,306 and no shares of common stock outstanding, respectively.

On June 21, 2018, pursuant to shareholder approval, the Truli shareholders approved a reverse stock split in the range of one-for-50 to one-for-100 or any amount in between and a reduction of its authorized common stock in order to save annual fees in Delaware. The reverse stock split has not yet been implemented. The Company expects to file an application to implement the reverse split with the Financial Industry Regulatory Authority in the near future.

Contributed capital

The Company had entered into three notes aggregating $250,000. Of these, two notes aggregating $150,000 were held by stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by the Company. Effective March 31, 2019, the notes and related accrued interest, aggregating $383,947, were cancelled in connection with the recapitalization. This amount has been credited to paid in capital as part of the credit of $706,501.

The Company had entered into four convertible notes, aggregating $255,000 at March 31, 2019. Of these, two notes aggregating $200,000 were held by stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into Recruiter.com, Inc. preferred stock at any time after Recruiter.com, Inc. offered preferred stock for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Recruiter.com, Inc. Effective March 31, 2019, the notes and related accrued interest, aggregating $322,554, were cancelled in connection with the recapitalization. This amount has been credited to paid in capital as part of the credit of $706,501.

Former subsidiary non-controlling interest

Prior to the recapitalization Truli had shares of redeemable preferred stock outstanding. Truli issued a total of 389,036 shares of Series D Preferred stock in exchange for the redeemable preferred stock of $2,106,117 and other debt net of discounts of $93,846 (see Note 8). The adjustment for this exchanged has been reflected as part of the credit to paid in capital to reflect the recapitalization.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 5 — STOCK OPTIONS, WARRANTS AND UNVESTED STOCK AWARDS

Stock options

As part of the recapitalization of Recruiter.com, Inc., the Company assumed stock options for 7,178,855 shares of common stock issued by the then subsidiary of Recruiter.com, Inc., Truli, as follows:

Truli granted 5,000 options to purchase common stock on August 5, 2014, exercisable at $0.35 per share. The options have a term of five years.

During February 2018, Truli granted to its chief executive officer 500,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest 41,667 upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018. We have recorded compensation expense of $3,333 and $5,555 related to the options during the three months ended March 31, 2019 and 2018, respectively.

During February 2018, Truli granted to two current directors (then designees) an aggregate of 2,000,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting to occur on June 30, 2018. We have recorded compensation expense of $34,284 and $22,856 related to the options during the three months ended March 31, 2019 and 2018, respectively.

During June 2018 granted to six nonemployee advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant, and became vested during the three months ended March 31, 2019. We have recorded compensation expense of $7,121 and $0 related to the options during the three months ended March 31, 2019 and 2018, respectively.

During February 2019, Truli granted to its executive chairman an aggregate of 3,473,855 options to purchase common stock, exercisable at $0.044 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on August 1, 2020. We have recorded compensation expense of $16,637 related to the options during the three months ended March 31, 2019.

Stock award

During February 2019, Truli granted to its executive chairman a stock award in the amount of 3,473,855 common shares. The award cliff vests in full on February 1, 2020 and have not been issued as of the date of this report. We have recorded compensation expense of $25,330 related to the award during the three months ended March 31, 2019.

The total expense of $86,705 relating to the above stock and stock option awards of the then subsidiary, Truli, is included as part of the recapitalization credit to additional paid in capital in the accompanying consolidated statement of stockholders’ equity and as a non-cash operating item in the accompanying consolidated statement of cash flows.

Warrants

In connection with the sale of Truli Series A and Series A-1 preferred stock prior to the March 31, 2019 recapitalization, Truli issued an aggregate of 180,000,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants were exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expired, if unexercised, on September 1, 2023. The exercise price and number of warrants were subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants. Pursuant to and just prior to the recapitalization these warrants were exchanged for newly issued Series D Preferred Stock (see Notes 4, 6 and 8 and below).

In connection with the sale of Series D Preferred Stock units, we issued an aggregate of 15,812,500 warrants. The warrants are exercisable immediately at an exercise price of $0.06, subject to adjustment. The warrants expire on March 31, 2024.

The Company identified embedded features in the unit warrants which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date. As of March 31, 2019, the issuance date of the unit warrants, the Company determined a fair value of $691,780 for the warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 2.23%, an expected term of 5 years, an expected volatility of 380% and a 0% dividend yield.

NOTE 6 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

Prior to the recapitalization Truli had issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock was classified as temporary equity on the balance sheet at December 31, 2018. Pursuant to and just prior to the recapitalization these shares were exchanged for newly issued Series D Preferred Stock (see Notes 4, 5 and 8).

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims from time to time which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Leases:

On March 31, 2019, the Company entered into a sublease for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments range from $7,078 per month currently increasing to $7,535 per month for the final twenty months of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $269,054 on March 31, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease.

NOTE 8 — NOTES PAYABLE

On November 27, 2018 Truli entered into a $55,000 10% Original Issue Discount Promissory Note, and received proceeds of $50,000. The note matures on or before the earlier of (i) the 90th day subsequent to the issuance date of the note, and (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale (the “financing”) of any equity or debt securities of the Company (either a “Maturity Date”). At the Company’s option, upon the Maturity Date the Company may convert all principal and interest owed to the Payee pursuant to this note into securities of the Company identical to those offered and on the same terms as those offered to the investors in the financing. Interest shall accrue on the outstanding principal balance of this note at the rate of 5% per year. Discount of $5,000 is being amortized over 90 days. During the three months ended March 31, 2019 we amortized $3,056 as interest expense.

In February 8, 2019, Truli borrowed $45,005, net of original issue discount of $10,000 and other deductions of $4,995, from an institutional investor and issued the investor a $60,000 Original Issue Discount Promissory Note (the “February Note”). The February Note bears interest at 5% per annum and matures on the earlier of (i) 90 days after issuance, or (ii) Truli’s receipt of a minimum of $1,000,000 as a result of Truli closing the sale (the “financing”) of any equity or debt securities. Truli may cause the holder to convert all principal and interest owed under the February Note into securities of Truli identical to those offered to investors in the $1,000,000 financing. Further, the holder of the February Note has the option to use all principal and interest owed to the Investor under the Note as consideration to purchase securities in any future Truli financing at any time.

As additional consideration for the February 2019 Note, Truli issued the holder Warrants to purchase 6,000,000 shares of Truli’s common stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $0.02 per share subject to adjustment upon the occurrence of certain events including Truli’s issuance of future securities. We valued the warrant at $42,000 based on its relative fair value and recorded that amount as debt discount. We also recorded the $10,000 OID amount of debt discount. During the three months ended March 31, 2019 we amortized $29,467 as interest expense.

Effective March 31, 2019, the $115,000 total notes, $1,379 of accrued interest and the related warrants (see Note 5 “Warrants” and Notes 4 and 6) were exchanged for newly issued Series D Preferred Stock. The effects of the exchange are included as part of the recapitalization line item in the consolidated statement of stockholders’ equity.

The Company had entered into three notes aggregating $250,000. Of these, two notes aggregating $150,000 were held by stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by the Company. Effective March 31, 2019, the notes and related accrued interest, aggregating $383,947, were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com stockholders and the note holders were allocated shares of the Series E Preferred stock. This amount has been credited to paid in capital (see Note 4).

NOTE 9 — LOANS PAYABLE

We have entered into various line of credit and loan agreements. At March 31, 2019, we were party to two line of credit agreements aggregating $85,046. Both lines mature within the next twelve months.

We have entered into two term loans, aggregating $123,200 at March 31, 2018, which mature in 2023. Interest rates are variable, with current rates at 8.25% and 7.76%. Current monthly payments are $1,776 and $1,008.

These notes are summarized as follows at March 31, 2019:

Lines of credit and loan agreements	$85,046
Term loans	123,200
208,246
Less current portion	(110,926)
Non-current portion	$97,320

Future principal payments under the term notes are as follows:

Year Ending December 31,
2019	$19,394
2020	25,942
2021	28,136
2022	30,492
2023	19,236
Total minimum principal payments	$123,200

Our chief executive officer, who is also a stockholder, has personally guaranteed the loans described above.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 10 — CONVERTIBLE NOTES PAYABLE

The Company had entered into four convertible notes, aggregating $255,000 at March 31, 2019. Of these, two notes aggregating $200,000 were held by stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into Recruiter.com, Inc. preferred stock at any time after Recruiter.com, Inc. offered preferred stock for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Recruiter.com, Inc. Effective March 31, 2019, the notes and related accrued interest, aggregating $322,554, were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com stockholders and the note holders were allocated shares of the Series E Preferred stock. This amount has been credited to paid in capital (see Note 4).

NOTE 11 — RELATED PARTY TRANSACTIONS

As described in Note 8 and Note 10, the Company has entered into four notes with stockholders, aggregating $350,000. Interest expense on these stockholder notes was $14,375 for each of the three month periods ended March 31, 2019 and 2018. Accrued interest on the notes was $135,574 prior to cancellation and $121,199 at December 31, 2018, respectively. No payments of interest were made during the three month periods.

NOTE 12 — BUSINESS COMBINATION

On March 31, 2019 certain assets were acquired from Genesys Talent LLC (“Genesys”) by Recruiting Solutions LLC. Recruiting Solutions LLC is a wholly owned subsidiary of Recruiter and was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, Recruiter is referred to as the acquirer. Recruiter acquired the assets of Genesys for a purchase price of $8.6 million. The purchase consideration consisted of 200,000 shares of Series F Preferred Stock, which are convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into 200 million shares of Recruiter common stock. The shares of Series F Preferred stock were valued at $8.6 million based on the quoted closing price of $0.043 per share as of March 29, 2019, the last trading day in March, 2019.

The acquisition was accounted for by Recruiter in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting was applied to record the fair value of the assets acquired on Recruiting Solutions LLC. Under this method, the purchase price is allocated to the identifiable assets acquired based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$731,488
Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets	7,868,512
$8,600,000

The Company is in the process of completing its accounting and valuations of Recruiting Solutions LLC and, accordingly, the estimated fair values of assets acquired, the allocation of purchase price noted above, and the valuation of the Series F shares issued as the purchase price is provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

The results of operations of Recruiting Solutions LLC are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined information assumes that the acquisition had occurred at the beginning of each three month period presented:

	March 31,	March 31,
	2019	2018
Revenue	$1,503,807	$2,359,785
Net Loss	$(1,017,924)	$(1,079,406)
Loss per common share, basic and diluted	$-	$-

The pro forma financial information is not necessarily indicative of the results that would have occurred is the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 — SUBSEQUENT EVENTS

Management has evaluated all activities of the Company through May 20, 2019, the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the financial statements, except as disclosed below.

We sold an additional 4,125 units of our Series D Preferred Stock for proceeds of $75,000. In addition, the former Chief Executive Officer of Recruiter.com purchased 13,750 units for $250,000 by delivering common stock of another company with a $215,000 value and $35,000 in cash.

The Company issued 5,000,000 shares of common stock upon conversion of 5,000 shares of Series D Convertible Preferred Stock.

On May 14, 2019, the Company agreed to issue Evan Sohn, its Executive Chairman, 36,093,565 shares of restricted common stock, which shall vest subject to serving as Executive Chairman on February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 36,093,565 shares at $0.08 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020.

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

As disclosed below, prior to our March 31, 2019 merger with Recruiter.com, Inc., our fiscal year was March 31st. Because the merger is treated as a reverse recapitalization of Recruiter.com, Inc. for accounting purposes, we changed our fiscal year to December 31st.

Overview

As described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, effective March 31, 2019 we entered into an Agreement and Plan of Merger ("Merger Agreement") through which we acquired Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation. As consideration for the merger, we acquired 100% of the outstanding common shares of Recruiter.com, Inc. and issued the equity holders of Recruiter.com, Inc. a total of 775,000 shares of its Series E Preferred Stock convertible into 775 million shares of common stock. As a result, the former shareholders of Recruiter.com, Inc. controlled approximately 90% of the Company.

For accounting purposes the transaction is being recorded as a reverse recapitalization of Recruiter.com, Inc. and combination of entities under common control with Recruiter.com, Inc. considered the historical issuer. The financial statements presented include Recruiter.com, Inc for all periods presented. Since Recruiter.com, Inc. previously owned a majority of Truli, the consolidated financial statements of Recruiter.com, Inc. include the historical operations of Truli and VocaWorks, Inc., its subsidiary, since October 30, 2017 when Recruiter.com, Inc. obtained majority control of Truli.

Business of the Company

In the first quarter of calendar year 2019, the Company was focused on the consummation of a complex transaction involving the simultaneous merger with Recruiter.com, Inc. and asset purchase agreement with Genesys Talent, LLC. These transactions successfully closed on March 31, 2019.

The transactions bring to the Company the exciting technology platform of Recruiter.com, enterprise level clients and business relationships from Genesys Talent, LLC, and additional capital from new and existing investors.

Our Recruiter.com software platform helps companies recruit talented professionals through a scalable, technology-based business model. Through the acquisition, we also brought on highly experienced staff to help manage accounts and provide recruitment support to ensure quality delivery. Management of the Company, including the new President of Recruiting Solutions, Rick Roberts, has deep experience in the recruitment and staffing industries. This new and expanded infrastructure will allow the Company to market and support its recruiting solutions to both enterprise and mid-market companies.

We now describe our brand offering as follows:

“Recruiter.com Group, Inc. pairs enterprises with the most extensive network of recruiters to drive the hiring of top talent faster and smarter. We offer recruiters SHRM certified recruitment training and independent earning opportunity. Recruiter.com was voted “Top Tech Company to Watch” by the CT Tech Council, cited as one of the “Top 35 Most Influential Career Sites” by Forbes, and listed by Inc. as one of the “9 Best Websites for Finding Top Talent.” We power placements. Visit https://www.recruiter.com.”

After the transactions were completed, in the second quarter, the Company changed its name to “Recruiter.com Group, Inc.” to complete the transition to its new brand. Overall, we are confident in our ability to deliver a very high-value recruitment service to clients. The Company possesses a unique and powerful platform-based offering to the market and by leveraging our strong marketing channels.

Although there can be no assurances that the Company will be able to raise additional and necessary capital, or that it will be able to execute on its new and expanded lines of business that it has acquired, our team is highly focused and confident in the direction of the Company.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018:

The Company had revenue of $163,302 for the three months ended March 31, 2019, as compared to $244,947 for the 2018 three month period, a decrease of $81,645 or 33%. The decrease in revenue results primarily from management concentrating on consummating the merger described above, along with the acquisition of the Genesys assets which will comprise the staffing business to be conducted through Recruiting Solutions LLC, a newly formed wholly-owned subsidiary. The results of operations reflect those of Recruiter.com but not Genesys.

Operating expenses totaled $469,682 and $472,200 for the three month periods ended March 31, 2019 and 2018, respectively. Operating expenses consist primarily of compensation expense, stock based compensation, professional fees and product development expenses.

Other Income (Expense)

	Three Months Ended March 31,
	2019	2018
Interest expense	$(67,025)	$(35,217)
Gain on extinguishment	-	3,100
Unrealized loss on securities	(8,917)	(46,833)
Total other (expense) income	$(75,942)	$(78,950)

Other income (expense) is comprised of interest and financing costs, non-cash expense related to the change in fair value of our securities, and gain on extinguishment of debt. The increase in interest expense in the 2019 three month period compared to the 2018 three month period results from the financing cost of new debt incurred in the current period. The change in the fair value of our securities results from the changes in the quoted stock price of the securities. The gain on extinguishment of debt results from the settlement of debt in the 2018 period.

We have determined that the warrants issued in connection with the sale of Series D Preferred Stock units on March 31, 2019 are derivative financial instruments. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date (for example, if our stock price increases), we will record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $3,620,070 compared to $3,237,748 as of December 31, 2018. The increase is attributable to the net loss for the three months ended March 31, 2019.

Our net cash used in operating activities was $45,532 and $144,687 for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used is primarily attributable to an increase in accounts payable and accrued liabilities of approximately $229,000 partially offset by an increase in loss (after adjusting for non-cash items) of approximately $15,000, increases in receivables and prepaid expenses of approximately $48,000 and a decrease in deferred revenue of approximately $67,000. Cash used in investing activities during the three months ended March 31, 2019 and 2018 consisted of expenditures for software development of approximately $12,000 and $29,000, respectively. Net cash provided by financing activities was approximately $479,000 for the three months ended March 31, 2019, from the sale of preferred stock and a note. Net cash provided by financing activities was approximately $45,000 for the three months ended March 31, 2018, derived from the proceeds from the sale of common stock of approximately $67,000, offset by payments on loans payable of approximately $22,000.

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company has a working capital deficit as of March 31, 2019 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of Fiscal 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to complete a financing, it is likely that we will cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our liquidity and obtaining new financing.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include events affecting capital markets in general and microcap companies in particular, and our ability to complete a financing including disagreements on terms. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended March 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. The cumulative effect of the initial application of ASC 606 was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations and statement of cash flows. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing product revenue when title and risk of loss pass to the customer.

Policy

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company derives its revenues from the activities described above. Net revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses.

Recruitment placement revenues are recognized when employment candidates remain with its clients through the 90-day guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Career services revenues are recognized upon distribution of resumes or completion of training courses.

Marketing and publishing services revenues are recognized when the advertising is placed and displayed or when lead generation activities and online publications are completed.

Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2019 or December 31, 2018.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with various accounting standards.

ASC 480 “Distinguishing Liabilities From Equity” provides that instruments convertible predominantly at a fixed rate resulting in a fixed monetary amount due upon conversion with a variable quantity of shares (“stock settled debt”) be recorded as a liability at the fixed monetary amount.

ASC 815 “Derivatives and Hedging” generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the instrument is not a stock settled debt and the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the share transaction and the effective conversion price embedded in the preferred shares.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

The Company has determined that the conversion features of its convertible preferred stock do not require bifurcation as free standing derivative instruments.

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the warrants issued with the sale of our common stock units in March 2019. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2019 that are of significance or potential significance to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company as defined by Rule 229.10(f) (1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on an evaluation as of the end of the period covered by this Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, the Company issued 5,000,000 shares of common stock upon conversion of 5,000 shares of Series D Convertible Preferred Stock to an investor. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Merger Agreement and Plan of Merger, dated March 31, 2019, by and among the Truli Technologies, Inc., Truli Acquisition Co., Inc. and Recruiter.com, Inc.+	8-K	4/4/19	2.1
2.2	Asset Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc., Recruiter.com Recruiting Solutions LLC and Genesys Talent LLC+	8-K	4/4/19	2.2
3.1	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	5/14/19	3.1
3.2	Bylaws, as amended	8-K	2/8/19	3.2
3.3	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock	8-K	10/31/17	3.1
3.4	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock	8-K	10/31/17	3.2
3.5	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock	8-K	10/31/17	3.3
3.6	Certificate of Designation, Preferences and Rights of the Series C-1 Convertible Preferred Stock	8-K	10/31/17	3.4
3.7	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock	10-Q	2/20/18	3.7
3.8	Certificate of Amendment of Certificate of Designations, Preferences and Rights of the Series C-1 Convertible Preferred Stock	10-Q	2/20/18	3.8
3.9	Certificate of Designation, Preferences and Rights of the Series A-1 Convertible Preferred Stock	8-K	6/1/18	4.1
3.10	Series D Certificate of Designation	8-K	3/29/19	3.1
3.11	Series E Certificate of Designation	8-K	3/29/19	3.2
3.12	Series F Certificate of Designation	8-K	3/29/19	3.3
3.13	Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/4/19	3.1

3.14	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock	8-K	4/4/19	3.2
3.15	Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock	8-K	4/4/19	3.3
3.16	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	4/4/19	3.4
3.17	Certificate of Elimination of Series A, Series A-1, Series C and Series C-1 Convertible Preferred Stock	8-K	4/23/19	3.1
3.18	Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/23/19	3.2
3.19	Series A Amendment	8-K	6/11/18	4.2
3.20	Series C Amendment	8-K	6/11/18	4.3
3.21	Series C-1 Amendment	8-K	6/11/18	4.3
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated March 31, 2019	8-K	4/4/19	4.1
10.1	Form of Securities Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4/19	10.1
10.2	Form of Exchange Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4/19	10.2
10.3	Amendment No. 1 to License Agreement, dated October 30, 2017, by and among Truli Technologies, Inc., VocaWorks, Inc. and Recruiter.com, Inc.	8-K	4/4/19	10.3
10.4	Form of Note	10-Q	2/14/19	10.3
10.5	Form of Warrant	10-Q	2/14/19	10.4
10.6	Form of Note	8-K	12/3/18	10.1
10.7	Independent Consultant Agreement	10-Q	11/14/18	10.1
10.8	2017 Equity Incentive Plan	10-K	6/29/18	10.11
31.1	Certification of Principal Executive (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Recruiter.com Group, Inc. at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2019	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Robert Scherne
Robert Scherne
Chief Financial Officer (Principal Financial Officer)