Form 10-Q
period 2019-06-30
Recruiter.com Group, Inc.
filed 2019-08-19
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Issuer’s telephone number (855) 931-1500

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

As of August 19, 2019, the number of shares of the registrant’s common stock outstanding was 184,397,726.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets:
Cash	$893,776	$14,152
Accounts receivable	1,306,041	56,766
Prepaid expenses and other current assets	197,056	14,883
Investments - available for sale marketable securities	172,500	33,917

Total current assets	2,569,373	119,718

Property and equipment, net of accumulated depreciation of $96	3,367	-
Right of use asset	250,710	-
Intangible assets	8,441,215	-
Software development	113,020	101,520

Total assets	$11,377,685	$221,238

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,490,565	$222,266
Accrued expenses	12,700	100,265
Accrued compensation	292,607	248,398
Accrued interest	1,481	179,768
Loans payable - current portion	51,542	105,028
Convertible notes payable	-	55,000
Convertible notes payable - related parties	-	200,000
Notes payable, net of unamortized discount of $0 and $3,056, respectively	-	151,944
Notes payable - related parties	-	150,000
Refundable deposit on preferred stock purchase	500,000	-
Warrant derivative liability	1,733,019	-
Lease liability - current portion	73,378	-
Deferred revenue	132,527	59,468

Total current liabilities	4,287,819	1,472,137

Lease liability - long term portion	177,332	-
Loans payable - long term portion	91,076	103,806

Total liabilities	4,556,227	1,575,943

Commitments and contingencies (Note 10)

Redeemable Preferred Stock of Subsidiary - Noncontrolling interest at redemption value (See Note 8 for liquidation value)	-	2,059,764

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized: undesignated, $0.0001 par value; 7,013,600 and 6,704,061 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 and no shares authorized; 459,386 and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	46	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 775,000 and 775,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	78	78
Preferred stock, Series F, $0.0001 par value; 200,000 and no shares authorized; 200,000 and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	20	-
Common stock, $0.0001 par value; 250,000,000 shares authorized;184,397,726 and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	18,440	-
Additional paid-in capital	15,109,860	679,259
Accumulated deficit	(8,306,986)	(5,675,391)
Stockholders’ equity attributable to Recruiter.com, Inc. common shareholders	6,821,458	(4,996,054)
Stockholders’ equity attributable to the noncontrolling interest	-	1,581,585

Total stockholders’ equity (deficit)	6,821,458	(3,414,469)

Total liabilities and stockholders’ equity (deficit)	$11,377,685	$221,238

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$1,488,391	$283,885	$1,651,693	$528,832
Cost of revenue	977,832	-	977,832	-

Gross profit	510,559	283,885	673,861	528,832

Operating expenses:
Sales and marketing	2,969	5,343	2,969	9,414
Product development	44,934	80,501	94,788	176,873
General and administrative (including share based compensation expense of $1,481,322, $62,617, $1,568,027 and $91,028, respectively)	2,653,432	494,373	3,073,260	866,130

Total operating expenses	2,701,335	580,217	3,171,017	1,052,417

Loss from operations	(2,190,776)	(296,332)	(2,497,156)	(523,585)

Other income (expenses):
Interest expense	(14,340)	(36,421)	(81,365)	(71,638)
Change in fair value of derivative liability	17,627	-	17,627	-
Realized loss on marketable securities	-	(1,792)	-	(1,792)
Unrealized loss on marketable securities	(92,500)	(21,500)	(101,417)	(68,333)
Total other income (expenses)	(89,213)	(59,713)	(165,155)	(141,763)

Loss from before income taxes	(2,279,989)	(356,045)	(2,662,311)	(665,348)
Provision for income taxes	-	-	-	-
Net loss	(2,279,989)	(356,045)	(2,662,311)	(665,348)
Net loss attributable to the noncontrolling interest	-	(13,653)	(30,716)	(19,898)
Net loss attributable to the noncontrolling interest before preferred stock dividends	(2,279,989)	(342,392)	(2,631,595)	(645,450)
Preferred stock dividend	-	(725,810)	(140,410)	(859,952)
Net loss attributable to Recruiter.com Group, Inc. shareholders	$(2,279,989)	$(1,068,202)	$(2,772,005)	$(1,505,402)

Net loss per common share – basic and diluted	$(0.02)	$-	$(0.04)	$-

Weighted average common shares – basic and diluted	143,072,064	-	72,703,802	-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Month Periods ended June 30, 2019 and 2018

(Unaudited)

	Preferred stock		Common stock		Common Stock	Additional Paid in	Accumulated Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Stock	Amount	Stock	Amount	Subscribed	Capital	Income	Deficit	Interest	Deficit
Balance as of December 31, 2017	775,000	$78	-	$-	$66,668	$403,590	$(489,591)	$(3,782,983)	$581,471	$(3,220,767)
Reclassification of comprehensive income	-	-	-	-	-	-	489,591	(489,591)	-	-
Stock based compensation	-	-	-	-	-	-	-	-	28,411	28,411
Shares issued	-	-	-	-	(66,668)	66,668	-	-	-	-
Subsidiary preferred stock converted to subsidiary common shares	-	-	-	-	-	76,016	-	-	3,984	80,000
Adjustment to redemption value of preferred stock - per amendment to designation	-	-	-	-	-	-	-	-	1,071,932	1,071,932
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	67,071	67,071
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	(67,071)	(67,071)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(67,071)	(67,071)
Net loss three months ended March 31, 2018	-	-	-	-	-	-	-	(303,058)	(6,245)	(309,303)
Balance as of March 31, 2018	775,000	78	-	-	-	546,274	-	(4,575,632)	1,612,482	(2,416,798)

Stock based compensation	-	-	-	-	-	-	-	-	62,617	62,617
Beneficial conversion feature of preferred stock issued and preferred stock dividends	-	-	-	-	-	-	-	-	368,905	368,905
Contribution to capital	-	-	-	-	-	30,000	-	-	-	30,000
Warrants issued with preferred stock	-	-	-	-	-	-	-	-	288,000	288,000
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	(656,905)	(656,905)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(68,905)	(68,905)
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	25,702	25,702
Net loss three months ended June 30, 2018	-	-	-	-	-	-	-	(342,392)	(13,653)	(356,045)
Balance as of June 30, 2018	775,000	$78	-	$-	$-	$576,274	$-	$(4,918,024)	$1,618,243	$(2,723,429)

	Preferred stock		Common stock		Common Stock	Additional Paid in	Accumulated Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Subscribed	Capital	Income	Deficit	Interest	(Deficit)
Balance as of December 31, 2018	775,000	$78	-	$-	$-	$679,259	$-	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	139,830,306	13,983	-	3,875,411	-	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-	86,705	86,705
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	200,000	20	-	-	-	8,599,980	-	-	-	8,600,000
Sale of Series D Preferred stock units	31,625	3	-	-	-	539,994	-	-	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	706,501	-	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	(691,780)	-	-	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	-	-	(351,606)	(30,716)	(382,322)
Balance as of March 31, 2019	1,395,661	140	139,830,306	13,983	-	13,709,365	-	(6,026,997)	-	7,696,491

Sale of Series D Preferred stock units	43,725	4	-	-	-	794,996	-	-	-	795,000
Issuance of common shares upon conversion of Series D preferred stock	(5,000)	-	5,000,000	500	-	(500)	-	-	-	-
Issuance of common shares for deferred compensation	-		39,567,420	3,957	-	(3,957)	-	-	-	-
Stock based compensation	-	-	-	-	-	728,822	-	-	-	728,822
Accrued salary forgiven pursuant to merger	-	-	-	-	-	187,500	-	-	-	187,500
Stockholder shares transferred as compensation expense	-	-	-	-	-	752,500	-	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	(1,058,866)	-	-	-	(1,058,866)
Net loss three months ended June 30, 2019	-	-	-	-	-	-	-	(2,279,989)	-	(2,279,989)
Balance as of June 30, 2019	1,434,386	$144	184,397,726	$18,440	$-	$15,109,860	$-	$(8,306,986)	$-	$6,821,458

The accompanying unaudited footnotes are in integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Net loss	$(2,662,311)	$(665,348)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	96	-
Equity based compensation expense	1,568,027	91,028
Unrealized loss on marketable securities	101,417	68,333
Realized loss on marketable securities	-	1,792
Expenses paid through financings	15,000	-
Amortization of debt discount	32,522	-
Change in fair value of derivative liability	(17,627)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(420,916)	21,512
Increase in prepaid expenses	(182,173)	(17,281)
Increase in accounts payable and accrued liabilities	991,807	141,531
(Decrease) increase in deferred revenue	9,959	(54,710)
Net cash used in operating activities	(564,199)	(413,143)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	284
Cash paid for equipment	(3,463)	-
Cash paid for software development	(11,500)	(40,250)
Net cash used in investing activities	(14,963)	(39,966)

Cash Flows from Financing Activities
Proceeds from notes	45,005	-
Payments of notes	(66,216)	(5,528)
Deposit on purchase of preferred stock	500,000	-
Contributions to capital	-	30,000
Proceeds from sale of common stock	-	66,668
Proceeds from sale of preferred stock	979,997	300,000
Net cash provided by financing activities	1,458,786	391,140

Net increase (decrease) in cash	879,624	(61,969)
Cash, beginning of period	14,152	378,149

Cash, end of period	$893,776	$316,180

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,245	$25,246
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$8,600,000	$-
Subsidiary preferred shares converted to subsidiary common shares	$-	$80,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$2,059,764	$965,642
Notes payable and accrued interest exchanged for preferred stock	$116,380	$-
Accounts payable paid through proceeds of preferred stock	$100,000	$-
Accrued compensation paid with common stock	$56,250	$-
Value of warrant issued with note	$42,000	$-
Accounts payable paid through proceeds of note	$4,995	$-
Warrant derivative liability at inception	$1,750,646	$-
Accrued compensation forgiven and credited to contributed capital	$187,500	$-
Marketable securities received as payment for Series D preferred stock	$240,000	$-
Note and accrued interest forgiven	$706,502	$-

The accompanying unaudited footnotes are in integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc. (formerly Truli Technologies, Inc.), a Delaware corporation (“RGI”), is a holding company based in Houston, Texas. The Company has three subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”) and VocaWorks, Inc. (“VocaWorks”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company”. The Company operates in Connecticut, Texas, and New York.

Merger with Recruiter.com, Inc.

Effective March 31, 2019, RGI completed a merger (the “Merger”) with Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation (“Pre-Merger Recruiter.com”) pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019. At the effective time of the Merger, RGI’s newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of Series E Preferred Stock of RGI convertible into 775,000,000 shares of the Company’s common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of RGI’s outstanding common stock and in excess of 50% of the total voting power.

Prior to the Merger, from October 30, 2017 RGI was controlled by the principal shareholders of Pre-Merger Recruiter.com. The Merger simply increased their control. RGI’s Chief Executive Officer prior to the Merger remains as Chief Executive Officer and the majority of RGI’s Board of Directors remains with persons who were directors (or designees) prior to the Merger. Further, RGI’s Executive Chairman was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed Executive Chairman. Operating under the License Agreement, as defined below, was the primary business of RGI before the consummation of the Merger.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks had been parties to a license agreement, dated October 30, 2017 (the “License Agreement”), under which Pre-Merger Recruiter.com granted VocaWorks a license to use certain of its proprietary software and related intellectual property. In consideration for the license, Pre-Merger Recruiter.com received 125,000,000 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) of RGI upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of RGI’s outstanding common stock. Pre-Merger Recruiter.com distributed the 125,000,000 shares of RGI’s common stock to its stockholders on March 25, 2019, in conjunction with the Merger. The distribution is considered in substance to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The accompanying consolidated financial statements presented include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks since October 30, 2017. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

Asset Purchase

Effective March 31, 2019, RGI also completed the acquisition of certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among RGI, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiting Solutions, a wholly owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase the Company issued a total of 200,000 shares of its Series F Preferred Stock convertible into 200,000,000 shares of the Company’s common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company will utilize these assets in its employment staffing business to be operated through Recruiting Solutions. This transaction was treated as a business combination (see Note 12).

As of the effective time of the Merger, the Company changed its fiscal year end from March 31 to December 31. On May 9, 2019, pursuant to the approval of its Board of Directors, the Company changed its name to Recruiter.com Group, Inc.

 Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Represents consulting and staffing personnel provided to customers to satisfy demand for long term consulting and temporary employee needs.

●	Recruiting Solutions. Facilitated by our Job Market software platform and artificial intelligence matching technologies, placement of specialized personnel at employers, generating success-based fees for candidate referrals for direct-hire.

●	Career Solutions. Consisting of (i) Resume Distribution, whereby Recruiter sends out candidate resumes to its network of independent recruiters and (ii) Recruiter Certification Program, whereby users access Recruiter’s recruitment training content through its online learning management system.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

●	Marketing Solutions. Web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RGI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

As discussed above, all share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the March 31, 2019 recapitalization. Among other effects, this causes the common stock of Pre-Merger Recruiter.com which existed during 2018 and 2017 to be retroactively reflected as though it was Series E Preferred Stock since that is what it was exchanged for at March 31, 2019.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of Pre-Merger Recruiter.com and Genesys for the years ended December 31, 2018 and 2017, filed with the SEC on July 29, 2019. The December 31, 2018 balance sheet is derived from those statements.

These interim financial statements as of and for the three and six months ended June 30, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments and adjustments relating to the recapitalization, business combination and other equity transactions) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to June 30, 2019 and 2018 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired in the business combination, fair value of intangible assets, valuation of intangible assets, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. Uninsured balances were approximately $524,000 at June 30, 2019. There were no uninsured balances as of December 31, 2018. The Company had no cash equivalents during or at the end of either period.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. There was no cumulative effect of the initial application of ASC 606 and therefore no cumulative adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations and statement of cash flows. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing service revenue over the service period.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Represents consulting and staffing personnel provided to customers to satisfy demand for long term consulting and temporary employee needs.

●	Recruiting Solutions. Facilitated by our Job Market software platform and artificial intelligence matching technologies, placement of specialized personnel at employers, generating success-based fees for candidate referrals for direct-hire.

●	Career Solutions. Consisting of (i) Resume Distribution, whereby Recruiter sends out candidate resumes to its network of independent recruiters and (ii) Recruiter Certification Program, whereby users access Recruiter’s recruitment training content through its online learning management system.

●	Marketing Solutions. Web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for Enterprise clients that buy staffing, direct hire, and sourcing services.  Once we have secured the relationship and contract with the interested Enterprise customer the delivery and product teams will provide the service to fulfill any or all of the revenue segments.

Net revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances.

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the risk of identifying and hiring qualified employees and has the discretion to select the employees and establish their price and duties and bears the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to its customers. Typical payment terms for consulting and staffing services are net 90.

Direct hire recruitment placement revenues are recognized when the guarantee period specified in the customer contract expires. No fees for direct hire placement services are charged to employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Typical payment terms for recruitment services are net 90.

Career services revenues are recognized upon distribution of resumes or completion of training courses, which is the point that the performance obligations are satisfied. Typical payment terms for career services are upon distribution or completion.

Marketing and publishing services revenues are recognized when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point that the performance obligations are satisfied. Typical payment terms for marketing and publishing are net 30.

Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2019 or December 31, 2018.

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

For each of the identified periods, revenues can be categorized into the following:

Three months ended June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018
Consulting and staffing services	$1,121,804	$-
Permanent placement fees	118,103	82,310
License and other	130,365	-
Career services	33,483	35,723
Marketing and publishing	84,636	165,852
Total revenue	$1,488,391	$283,885

Six months ended June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018
Consulting and staffing services	$1,121,804	$-
Permanent placement fees	158,381	132,710
License and other	130,365	-
Career services	72,765	70,518
Marketing and publishing	168,378	325,604
Total revenue	$1,651,693	$528,832

At June 30, 2019 and December 31, 2018, deferred revenue amounted to $132,527 and $59,468 respectively. As of June 30, 2019, deferred revenue associated with placement services are $97,527 and the recognition of such services is expected within the following three months, while deferred marketing and publishing services amounted to $35,000 and pertain to services to be provided through the third quarter of 2019.

Costs of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. There was no allowance for doubtful accounts at June 30, 2019 or December 31, 2018 and no bad debt expense in the 2019 and 2018 periods.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentration of Credit Risk and Significant Customers

At June 30, 2019, four customers accounted for more than 10% of the accounts receivable balance, at 24%, 14%, 13%, and 11%, for a total of 62%. At December 31, 2018, four customers accounted for more than 10% of the accounts receivable balance, at 24%, 22%, 21% and 12%, for a total of 79%.

For the six months ended June 30, 2019 two customers accounted for 36% of total revenue at 23% and 13%. For the six months ended June 30, 2018 one customer accounted for 10% or more of total revenue, at 17%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal stockholders is an employee of this firm but exerts control over this firm.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $2,969 and $5,343 for the three months ended June 30, 2019 and 2018, respectively. Advertising costs were $2,969 and $9,414 for the six months ended June 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of June 30, 2019:

	Fair Value at June 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$172,500	$172,500	$-	$-
Derivative liability (Note 9)	$1,733,019	$-	$-	$1,733,019

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2019:

Balance at beginning of period	$-
Additions to derivative instruments	1,750,646
Gain on change in fair value of derivative liability	(17,627)
Balance at end of period	$1,733,019

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Marketable Securities

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The fair value allowance of the securities of $489,591 at December 31, 2017 has been reclassified to accumulated deficit from accumulated other comprehensive income at January 1, 2018 as a cumulative effect adjustment using the modified prospective method of adoption. The unrealized loss on the marketable securities during the three and six month periods ended June 30, 2019 and 2018 has been disclosed as a separate line item on the statement of operations.

Noncontrolling Interest in Majority Owned Subsidiary

The Company follows ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). This ASC clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. In accordance with ASC 810-10- 45-21, those losses attributable to the parent and the noncontrolling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the noncontrolling interest shall be attributed to those interests even if that attribution results in a deficit noncontrolling interest balance.

The average noncontrolling interest percentage in RGI was 0% and 4.98% for the three months ended June 30, 2019 and 2018, respectively, 10.04% for the three month period ended March 31, 2019 and 4.47% for the six months ended June 30, 2018. The change in percentage in 2019 and 2018 results from the issuance of RGI common stock upon the conversion of RGI preferred stock. There was no noncontrolling interest after the March 31, 2019 recapitalization.

Software Costs

We capitalize certain software development costs incurred in connection with developing or obtaining software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalization ceases after the software is operational; however, certain upgrades and enhancements may be capitalized if they add functionality. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use software.

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, acquired March 31, 2019 (see Note 12).

Intangible assets also include internal use software development costs for the Company’s website and iPhone App. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of June 30, 2019 or December 31, 2018.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended June 30, 2019 or 2018.

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

Through December 31, 2018 we used the fair value method for equity instruments granted to non-employees and used the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017.

The Company has determined that the conversion features of the RGI convertible preferred stock and stock purchase warrants outstanding immediately prior to the Merger do not require bifurcation as free standing derivative instruments, based on the adoption of ASU 2017-11 and the guidance related to down round features.

The Company has determined that the conversion features of its convertible preferred stock issued in 2019 do not require bifurcation as free standing derivative instruments.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Derivative Instruments

The Company’s derivative financial instruments consist of the warrants issued with the sale of our Series D Preferred Stock in 2019. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows Accounting Standards Codification subtopic ASC 260, Earnings Per Share for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. Common share equivalents of 1,554,900,840 and 21,134 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively, because their effect is anti-dilutive.

	June 30,	June 30,
	2019	2018
Options	43,272,420	5,960
Stock awards	39,567,420	-
Warrants	37,675,000	15,174
Convertible preferred stock	1,434,386,000	-
	1,554,900,840	21,134

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that are of significance or potential significance to the Company.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 2 — GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (the “Form 10-Q”). This determination was based on the following factors: (i) the Company has a working capital deficit as of June 30, 2019 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of the fiscal year ending December 31, 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

The Company recently completed rounds of funding in the first and second quarters of 2019. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held at June 30, 2019 and December 31, 2018 is $827,000 and $587,000, respectively, and accumulated unrealized losses are $654,500 and $553,083 at June 30, 2019 and December 31, 2018, respectively. Unrealized holding losses on such securities for the three months ended June 30, 2019 and 2018 were $92,500 and $21,500, respectively. Unrealized holding losses on such securities for the six months ended June 30, 2019 and 2018 were $101,417 and $68,333, respectively. The value of available for sale marketable securities was $172,500 at June 30, 2019, based on 1,083,333 shares of common stock held with an average per share market price of approximately $0.16.

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2019:

Balance at beginning of period	$33,917
Additions	240,000
Unrealized losses	(101,417)
Balance at end of period	$172,500

NOTE 4 — INTANGIBLE ASSETS

Intangible assets of $8,441,215 consist of the assets acquired from Genesys, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, acquired on March 31, 2019 (see Note 12). The Company is in the process of completing its accounting and valuations of the intangible assets acquired. Amortization of assets will commence upon completion of the valuations.

We also have capitalized software costs of $113,020 relating to our website and iPhone App developed for internal use. These assets have not been placed in service as of June 30, 2019.

NOTE 5 — LOANS PAYABLE

At June 30, 2019 and December 31, 2018, we are party to two lines of credit agreements aggregating $25,326 and $81,067, respectively. The lines mature within the next twelve months. Availability under the two lines was $65,974 at June 30, 2019.

We have entered into two term loans, aggregating $117,292 and $127,767 at June 30, 2019 and December 31, 2018, respectively, which mature in 2023. Interest rates are variable, with current rates at 8.25% and 7.76%. Current monthly payments are $1,776 and $1,008.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

These notes are summarized as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Lines of credit and loan agreements	$25,326	$81,067
Term loans	117,292	127,767
	142,618	208,834
Less current portion	(51,542)	(105,028)
Non-current portion	$91,076	$103,806

Future principal payments under the lines of credit and term notes are as follows:

Year Ending December 31,
2019	$38,750
2020	25,942
2021	28,136
2022	30,492
2023	19,298
Total minimum principal payments	$142,618

Our chief executive officer, who is also a stockholder, has personally guaranteed the loans described above.

NOTE 6 — NOTES PAYABLE

On November 27, 2018, RGI entered into a $55,000 10% Original Issue Discount Promissory Note, and received proceeds of $50,000. The note matures on or before the earlier of (i) the 90th day subsequent to the issuance date of the note, and (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale (the “financing”) of any equity or debt securities of the Company (either a “Maturity Date”). At the Company’s option, upon the Maturity Date the Company may convert all principal and interest owed to the Payee pursuant to this note into securities of the Company identical to those offered and on the same terms as those offered to the investors in the financing. Interest shall accrue on the outstanding principal balance of this note at the rate of 5% per year. Discount of $5,000 is being amortized over 90 days. During the three months ended March 31, 2019 we amortized $3,056 as interest expense.

In February 8, 2019, RGI borrowed $45,005, net of original issue discount of $10,000 and other deductions of $4,995, from an institutional investor and issued the investor a $60,000 Original Issue Discount Promissory Note (the “February Note”). The February Note bears interest at 5% per annum and matures on the earlier of (i) 90 days after issuance, or (ii) RGI’s receipt of a minimum of $1,000,000 as a result of RGI closing the sale (the “financing”) of any equity or debt securities. RGI may cause the holder to convert all principal and interest owed under the February Note into securities of RGI identical to those offered to investors in the $1,000,000 financing. Further, the holder of the February Note has the option to use all principal and interest owed under the Note as consideration to purchase securities in any future RGI financing at any time.

As additional consideration for the February Note, RGI issued the holder Warrants to purchase 6,000,000 shares of RGI’s common stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $0.02 per share subject to adjustment upon the occurrence of certain events including RGI’s issuance of future securities. We valued the warrants at $42,000 based on its relative fair value and recorded that amount as debt discount. We also recorded the $10,000 OID amount of debt discount. During the three months ended March 31, 2019 we amortized $29,467 as interest expense.

Effective March 31, 2019, the $115,000 total principal amount of the Notes, $1,379 of accrued interest and the related warrants (see Note 9 “Warrants” and Note 6) were exchanged for shares of the newly authorized Series D Preferred Stock of the Company. The effects of the exchange are included in the 389,036 deemed issuance of preferred shares as part of the recapitalization line item in the consolidated statement of stockholders’ equity.

Pre-Merger Recruiter.com had entered into three notes aggregating $250,000. Of these, two notes aggregating $150,000 were held by stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest, aggregating $383,947, were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com stockholders and the note holders were allocated shares of the Series E Preferred Stock. This amount has been credited to paid-in capital (see Note 8).

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Pre-Merger Recruiter.com had entered into four convertible notes, aggregating $255,000 at March 31, 2019. Of these, two notes aggregating $200,000 were held by stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into preferred stock of Pre-Merger Recruiter.com at any time after such preferred stock was offered for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest, aggregating $322,554, were cancelled in connection with the Merger and the note holders were allocated shares of the Series E Preferred Stock of the Company issued to the stockholders of Pre-Merger Recruiter.com as consideration in the Merger. This amount has been credited to paid-in capital (see Note 8).

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Effective March 31, 2019, RGI completed the Merger with Pre-Merger Recruiter.com. At the effective time of the Merger, RGI’s newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of Series E Preferred Stock of RGI convertible into 775,000,000 shares of RGI’s common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of RGI’s outstanding common stock and in excess of 50% of the total voting power.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks had been parties to the License Agreement. In consideration for the license, Pre-Merger Recruiter.com received 125,000,000 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of the Series B Preferred Stock upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 90% of RGI’s outstanding common stock. Pre-Merger Recruiter.com distributed the 125,000,000 shares of RGI’s common stock to its stockholders on March 25, 2019, in conjunction with the Merger. The distribution is considered in substance to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The accompanying consolidated financial statements presented include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks since October 30, 2017. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

For further information see Note 1.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2019 and December 31, 2018, the Company has 1,434,386 and 775,000 shares of preferred stock issued and outstanding, respectively.

Series D Convertible Preferred Stock

On March 25, 2019, RGI filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State (the “Secretary of State”), as amended on March 29, 2019, April 22, 2019 and May 29, 2019, designating 2,000,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $0.02 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series D Preferred Stock. Holders of Series D Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any shares of Series D Preferred Stock remain outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series D Preferred Stock.

RGI had issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock was classified as temporary equity on the balance sheet at December 31, 2018. Just prior to the completion of the Merger all of the then outstanding shares of Series A, A-1, C and C-1 redeemable preferred stock, certain notes and warrants were exchanged for a total of 389,036 shares of Series D Preferred Stock.

On March 31, 2019, the Company entered into a Securities Purchase Agreement, dated March 31, 2019 (the “Securities Purchase Agreement”) by and among the Company and the investors listed therein (the “Investors”). Pursuant to the Securities Purchase Agreement the Company sold in a private placement a total of 31,625 units (the “Units”) at a purchase price of $18.1818 per unit, or $575,000, taking into account a 10% discount. Each Unit consists of (i) one share of Series D Preferred Stock, and (ii) a Warrant to purchase 500 shares of the Company’s common stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing convert into a minimum of 31,625,000 shares of the Company’s common stock. The Company received net proceeds from the sale of the Units of $434,997 after offering costs of $35,003 and direct payment of other Company obligations of $105,000. Two of the Investors have previously invested in the Company’s preferred stock.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The Warrants are exercisable for five years from the issuance date at an exercise price of $0.06 per share, subject to adjustment as provided for therein.

During the three months ended June 30, 2019 we sold an additional 29,975 Units, each unit consisting of one share of our Series D Preferred Stock and 500 Warrants, for gross proceeds of $545,000. Out of these proceeds the Company, among other things, prepaid one-year of consulting fees equal to $150,000 to an entity controlled by one of the investors in the offering under a May 2019 consulting agreement with the Company. In addition, a consultant who is a principal stockholder of the Company purchased 13,750 units for $250,000 through delivering common stock of another company with a $240,000 value and $10,000 in a settlement.

Series E Convertible Preferred Stock

On March 25, 2019, RGI filed a COD with the Secretary of State, as amended on March 29, 2019, designating 775,000 shares of its authorized preferred stock as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $0.02 per share, or 775,000,000 shares of the Company’s common stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

Effective March 31, 2019, RGI issued to the equity holders of Pre-Merger Recruiter.com 775,000 shares of Series E Preferred Stock as consideration in connection with the Merger. These shares are reflected retroactively as part of the recapitalization accounting. See Note 1 for more information.

Series F Convertible Preferred Stock

On March 25, 2019, RGI filed a COD with the Secretary of State, as amended on March 29, 2019, designating 200,000 shares of its authorized preferred stock as Series F Convertible Preferred Stock (the “Series F Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $0.02 per share, or 200,000,000 shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series F Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any Series F Preferred Stock remains outstanding and any triggering event (as defined) occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series F Preferred Stock.

Effective March 31, 2019, the Company issued 200,000 shares of Series F Preferred Stock as consideration for the Asset Purchase (see Note 12).

Common stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2019 and December 31, 2018 the Company had 184,397,726 and no shares of common stock outstanding, respectively.

In March 2018, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-50 to one-for-100. The reverse stock split has not yet been implemented.

On March 31, 2019 the Company was deemed to issue 139,830,306 shares of common stock and 389,036 shares of Series D preferred stock that were held by the RGI shareholders just prior to the merger. Additional paid in capital was credited by $3,875,411 and noncontrolling interest was charged $1,591,221 to remove it pursuant to the reverse recapitalization (see Note 6).

In April 2019 the Company issued 5,000,000 shares of its common stock upon conversion of 5,000 shares of Series D Preferred Stock.

On February 1, 2019, the Company granted to Evan Sohn, its Executive Chairman, 3,473,855 shares of restricted common stock, which shall vest subject to his serving as Executive Chairman on February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 3,473,855 shares of the Company’s common stock at $0.044 per share, which options shall vest subject to serving as Executive Chairman on August 4, 2020. The stock portion of the awards has been valued at $151,981 and compensation expense will be recorded over the respective vesting periods (see Note 9). We recognized compensation expense of $37,995 and $63,325 during the three and six months ended June 30, 2019.

On May 14, 2019, the Company granted to Mr. Sohn 36,093,565 shares of restricted common stock, which shall vest subject to his serving as Executive Chairman on February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 36,093,565 shares at $0.08 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The stock portion of the awards has been valued at $2,707,019 and compensation expense will be recorded over the respective vesting periods (see Note 9). We recognized compensation expense of $477,709 during the three and six months ended June 30, 2019.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Contributed capital

Pre-Merger Recruiter.com had entered into three notes aggregating $250,000. Of these, two notes aggregating $150,000 were held by its stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest, aggregating $383,947, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Pre-Merger Recruiter.com had entered into four convertible notes, aggregating $255,000 at March 31, 2019. Of these, two notes aggregating $200,000 were held by its stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into Pre-Merger Recruiter.com preferred stock at any time after Pre-Merger Recruiter.com offered its preferred stock for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest, aggregating $322,554, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Certain stockholders of Pre-Merger Recruiter.com transferred a portion of their distributive 125,000,000 RGI shares (see Note 1) to employees and consultants. These shares aggregated 17,500,000 RGI shares, valued at $752,500, based on the $0.043 quoted trading price on the effective date of the transfer. We have charged this amount to stock compensation expense, with a corresponding credit to paid-in capital of the Company.

In April 2019 a consultant (who is also a principal stockholder and noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital of the Company.

The Company has received contributions to capital from existing stockholders, aggregating $30,000 during the six months ended June 30, 2018. These capital contributions were made for working capital purposes.

RGI equity transactions and noncontrolling interest prior to the March 31, 2019 Merger and Recapitalization

All shares of RGI’s Series A, A-1, C and C-1 convertible preferred stock discussed below and outstanding at March 31, 2019 were exchanged for Series D Preferred Stock, with the relevant certificates of designation subsequently withdrawn.

Series A Convertible Redeemable Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 700,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with a stated value of $1.00 per share, which converts into 200 shares of the Company’s common stock per share of Series A Preferred Stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series A Preferred Stock. On October 30, 2017, RGI entered into Securities Purchase Agreements (each a “SPA”) with the two Investors who converted their Notes into Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), as discussed below. Pursuant to the SPAs, the Investors paid a total of $600,000 and purchased in the aggregate 600,000 of shares of Series A Preferred Stock and Warrants to purchase 120,000,000 shares of The Company’s common stock. RGI received proceeds of $471,373. The balance of $128,627 was used to pay existing payables and professional fees.

Cumulative dividends accrue on the Series A Preferred Stock at a rate of 10% per annum. Holders of Series A Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A Preferred Stock is redeemable in the same manner as the Series C Preferred Stock and Series C-1 Preferred Stock, defined below. The Series A Preferred Stock is senior to all other preferred stock, except Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and the common stock upon liquidation of the Company. The Warrants have a five year term and an exercise price of $0.01 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Series A-1 Convertible Redeemable Preferred Stock

On May 25, 2018, RGI filed a COD with the Secretary of State authorizing 600,000 shares of RGI’s preferred stock as Series A-1 Preferred Stock, with a stated value of $1.00 per share. The Series A-1 Preferred Stock converts into 200 shares of the Company’s common stock per share of Series A-1 Preferred Stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits, and issuances of securities at prices below the prevailing conversion price of the Series A-1 Preferred Stock. Cumulative dividends accrue on the Series A-1 Preferred Stock at a rate of 10% per annum. Holders of Series A-1 Preferred Stock are entitled to vote together with holders of the Company’s common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A-1 Preferred Stock is redeemable upon the occurrence of certain triggering events.

On June 1, 2018, RGI entered into SPAs with the Investors. Pursuant to the SPAs, the Investors purchased a total of 300,000 of shares of Series A-1 Preferred Stock and Warrants to purchase 60,000,000 shares of the Company’s common stock in exchange for a total of $300,000.

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

Series B Convertible Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 1,875,000 shares of RGI’s authorized preferred stock as Series B which converts into 200 shares of the Company’s common stock per share of Series B, subject to adjustments in the event of stock splits, stock dividends and reverse splits. In connection with the closing of the Merger, the Company and Pre-Merger Recruiter.com amended the License Agreement and on April 2, 2019, the Company filed with the Secretary of State a Certificate of Elimination effecting the elimination of the Series B Preferred Stock. As of that date, no shares of Series B Preferred Stock had been issued.

Series C and Series C-1 Convertible Redeemable Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 102,100 shares of RGI’s authorized preferred stock as Series C Convertible Preferred Stock, with a stated value of $20.00 per share, which converts into 1,000 shares of the Company’s common stock per share of Series C Preferred Stock, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C Preferred Stock. Cumulative dividends accrue on the Series C Preferred Stock at a rate of 10% per annum. On October 30, 2017 holders of RGI’s outstanding 4% Convertible Notes converted their 4% Convertible Notes and accrued interest into 102,100 shares of Series C Preferred Stock.

Also on October 24, 2017, RGI filed a COD with the Secretary of State designating 18,839 shares of RGI’s authorized preferred stock as Series C-1 Convertible Preferred Stock, with a stated value of $5.00 per share which converts into 1,000 shares of the Company’s common stock per share of Series C-1 Preferred Stock, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C-1 Preferred Stock. Cumulative dividends accrue on the Series C-1 Preferred Stock at a rate of 10% per annum. On October 30, 2017 holders of RGI’s 10% Convertible Notes converted their 10% Convertible Notes and accrued interest into 18,839 shares of Series C-1 Preferred Stock.

In October 2017 we recorded a credit to noncontrolling interest of $701,732 for the excess of the carrying value of the debt converted and related derivative liability over the stated value of the Series C and Series C-1 Preferred Stock issued upon conversion. The stated value is considered to be fair value due to the redemption feature of the preferred stock. The $701,732 primarily relates to the charge off of the derivative liability.

Holders of shares of Series C and Series C-1 may cause the Company to redeem in cash the outstanding shares of Series C and C-1 Preferred Stock beginning on October 30, 2019 (see amendment below), and earlier than that date upon the occurrence of certain triggering events contained in the COD for the Series C and Series C-1 Preferred Stock, at a redemption price based upon a formula contained in the COD for each series. Subject to the prior conversion, the total redemption price if redeemed after two years from issuance is equal to the amount of the principal and accrued interest on the 4% Convertible Notes and 10% Convertible Notes due as of the closing date plus potential additional amounts.

During February 2018, RGI filed an amendment to the COD for the Series C and Series C-1 Preferred Stock extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the six months ended June 30, 2019 and 2018 we recorded a credit to noncontrolling interest of $23,852 and $1,097,004, respectively, as a result of the reduction in the redemption amount.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Liquidation preference of RGI Series A, Series A-1, Series C and Series C-1 Convertible Preferred Stock

In the event of a liquidation event, the holders of Series A, Series A-1, Series C and Series C-1 preferred stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of junior stock, but pari passu with any parity stock then outstanding and after any amount paid to the holders of the convertible preferred stock, an amount per preferred share equal to the greater of (A) the Conversion Amount thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted such preferred shares into the Company’s common stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of the convertible preferred stock, the holders and holders of shares of parity stock, then each holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of parity stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of preferred shares and all holders of shares of parity stock.

RGI Redeemable Convertible Preferred Stock

As described above, RGI issued shares of Series A, Series A-1, Series C, and Series C-1 convertible preferred stock. Since the convertible preferred stock may ultimately be redeemable at the option of the holder, the carrying value of the Series A, Series A-1, Series C, and Series C-1 Preferred Stock has been classified as temporary equity on the balance sheet at December 31, 2018.

A portion of the proceeds from the sale of our Series A-1 Preferred Stock in 2018 were allocated to the warrants based on their relative fair value, which totaled $288,000 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $12,000 to the Series A-1 Preferred Stock based upon the difference between the effective conversion price of those shares and the closing price of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 380%, (3) risk-free interest rate of 2.74%, (4) expected term of 5 years. The amount attributable to the warrants and beneficial conversion feature, aggregating $300,000, has been recorded as a deemed dividend to the preferred shareholders and as a charge to noncontrolling interest.

For the six months ended June 30, 2019 and 2018, the Company has accrued dividends in the amount of $70,205 and $135,976, respectively. The accrued dividends have been charged to noncontrolling interest and the net unpaid accrued dividends have been added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $70,205 and $135,976 for the six months ended June 30, 2019 and 2018, respectively, to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common shares. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to noncontrolling interest.

Pre-Merger non-controlling interest

Prior to the completion of the Merger RGI had shares of redeemable preferred stock outstanding as discussed above. RGI issued a total of 389,036 shares of Series D Preferred stock in exchange for the redeemable preferred stock of $2,106,117 and other debt net of discounts of $93,846 (see Note 6). The adjustment for this exchange has been reflected as part of the credit to paid in capital to reflect the effect of the Merger (see “Common Stock” disclosure above regarding “deemed issuances”).

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock options

The following stock options have been issued by the Company:

RGI granted 5,000 options to purchase common stock in 2014, exercisable at $0.35 per share. The options have a term of five years.

During February 2018, RGI granted to its chief executive officer 500,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest 41,667 upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018. We have recorded compensation expense of $3,333 and $5,555 related to the options during the three months ended June 30, 2019 and 2018, respectively. We have recorded compensation expense of $6,666 and $8,888 related to the options during the six months ended June 30, 2019 and 2018, respectively.

During February 2018, RGI granted to two current directors (then designees) an aggregate of 2,000,000 options to purchase common stock, exercisable at $0.08 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting to occur on June 30, 2018. We have recorded compensation expense of $0 and $34,284 related to the options during the three months ended June 30, 2019 and 2018, respectively. We have recorded compensation expense of $34,284 and $57,140 related to the options during the six months ended June 30, 2019 and 2018, respectively.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

During June 2018 RGI granted to six nonemployee advisors an aggregate of 1,200,000 options to purchase common stock, exercisable at $0.06 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant, and became vested during the three months ended March 31, 2019. We have recorded compensation expense of $0 and $25,000 related to the options during the three months ended June 30, 2019 and 2018, respectively. We have recorded compensation expense of $7,121 and $25,000 related to the options during the six months ended June 30, 2019 and 2018, respectively.

On February 21, 2019, the Company granted to its Executive Chairman an aggregate of 3,473,855 options to purchase common stock, exercisable at $0.044 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on August 4, 2020. The award has been valued at $149,730 and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $24,955 and $41,592 related to the options during the three and six months ended June 30, 2019, respectively.

On May 14, 2019, the Company granted to its Executive Chairman five-year options to purchase 36,093,565 common shares at $0.08 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The award has been valued at $2,217,952 and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $184,829 related to the award during the three and six months ended June 30, 2019.

Warrants Recorded as Derivative Liabilities

In connection with the sale of Series A and Series A-1 Preferred Stock prior to the completion of the March 31, 2019 Merger, RGI issued an aggregate of 180,000,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants were exercisable any time on or after 90 days after the issuance date at an exercise price of $0.01 and expired, if unexercised, on September 1, 2023. The exercise price and number of warrants were subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants. Pursuant to and just prior to the completion of the Merger these warrants were exchanged for newly issued Series D Preferred Stock (see Notes 6 and 8 and below).

In connection with the sale of Series D Preferred Stock, we issued an aggregate of 37,675,000 warrants. The warrants are five-year warrants and are exercisable immediately at an exercise price of $0.06, subject to adjustment.

The Company identified embedded features in the warrants which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date. As of the issuance date of the unit warrants, the Company determined a fair value of $1,750,646 for the warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.83% - 2.23%, an expected term of 5 years, an expected volatility of 379% - 385% and a 0% dividend yield.

During the three and six months ended June 30, 2019, the Company recorded income of $17,627 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $1,733,019 at June 30, 2019, determined using the Black Scholes Model based on a risk-free interest rate of 1.76%, an expected term of 4.75 – 4.97 years, an expected volatility of 386% - 396% and a 0% dividend yield.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

For the three and six months ended June 30, 2019, lease costs amounted to $37,196 which includes base lease costs of $21,235 and common area and other expenses of $15,961, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

June 30, 2019
Operating office lease	269,054
Less accumulated reduction	(18,344)
Balance of ROU asset at June 30, 2019	$250,710

Operating lease liability related to the ROU asset is summarized below:

June 30, 2019
Total lease liability	$269,054
Reduction of lease liability	(18,344)
Total	250,710
Less short term portion as of June 30, 2019	(73,378)
Long term portion as of June 30, 2019	$177,332

Future base lease payments under the non-cancelable operating lease at June 30, 2019 are as follows:

2019	$44,688
2020	86,997
2021	89,736
2022	82,885
Total minimum non-cancelable operating lease payments	304,306
Less discount to fair value 2023	(53,596)
Total minimum principal payments	$250,710

NOTE 11 — RELATED PARTY TRANSACTIONS

As described in Note 6 and Note 7, the Company has entered into four notes with related party stockholders, aggregating $350,000, of which $100,000 is held by our Chief Executive Officer. Interest expense on these stockholder notes was $0 and $14,375 for the three months ended June 30, 2019 and 2018 and was $14,375 and $28,750 for the six months ended June 30, 2019 and 2018, respectively. Accrued interest on the notes was $121,199 at December 31, 2018. No payments of interest were made on the notes.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

In April 2019 a consultant (who is also a principal stockholder and noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital.

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal stockholder and noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through June 30, 2019 no fees were due or payable under this arrangement.

During 2019 we entered into a two year consulting agreement with a shareholder to act as Company’s non-exclusive consultant with respect to introducing the Company to potential acquisition and partnership targets.  The Company shall pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company shall pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a Finder’s Fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $211,500 during the three and six months ended June 30, 2019. At June 30, 2019, $181,500 of the Genesys finder’s fee is included in accrued compensation.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. One of our officers who is our Chief Technology Officer and a principal stockholder is an employee of this firm and exerts control over the firm. Payments to this firm were $44,934 and $80,501 for the three months ended June 30, 2019 and 2018, respectively. Payments to this firm were $94,788 and $176,873 for the six months ended June 30, 2019 and 2018, respectively.

Icon Information Consultants (“Icon”) performs all of the back office and accounting roles for Recruiting Solutions. Icon then charges a fee for the services along with charging for office space. A representative of Icon is a member of our board of directors. Icon also provides “Employer of Record” (“EOR”) services to Recruiting Solutions which means that Icon processes all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and then gets paid a reimbursement and fee from Recruiting Solutions. Icon Canada also acts as an EOR but also collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $90,081 for the three months ended June 30, 2019. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of June 30, 2019, the Company owes Icon $982,355 in payables, which is included in accounts payable, and Icon Canada owes $16,714 to us, which is included in accounts receivable. During the three months ended June 30, 2019, we charged to cost of revenue $709,175 related to services provided by Icon as our employer of record. During the three months ended June 30, 2019, we charged to operating expenses of $52,813 related to management fees, rent and other administrative expense.

NOTE 12 — BUSINESS COMBINATION

Business Combination

On March 31, 2019, the Company, through its wholly-owned subsidiary Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”) acquired certain assets and assumed certain liabilities from Genesys pursuant to the Asset Purchase Agreement. Recruiting Solutions was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, the Company is referred to as the acquirer. The Company acquired the assets of Genesys for a purchase price of $8.6 million. The purchase consideration consisted of 200,000 shares of Series F Preferred Stock, which are convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into 200,000,000 million shares of the Company’s common stock. The shares of Series F Preferred Stock were valued at $8.6 million based on the conversion rate of the Series F Preferred Stock and the quoted closing price of $0.043 per share of the Company’s common stock as of March 29, 2019, the last trading day preceding the completion of the Asset Purchase.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired on Recruiting Solutions. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill. The Company will utilize these assets in its employment staffing business to be operated through Recruiting Solutions.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$828,359
Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets	8,441,215
Accounts payable	(606,474)
Deferred revenue	(63,100)
$8,600,000

The Company is in the process of completing its accounting and valuations of the assets acquired and the liabilities assumed and, accordingly, the estimated fair values of assets acquired, the allocation of purchase price noted above, and the valuation of the Series F Preferred Stock issued as the purchase price is provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined information assumes that the acquisition had occurred at the beginning of each six month period presented:

	June 30,	June 30,
	2019	2018
Revenue	$2,934,981	$4,575,952
Net Loss	$(3,417,256)	$(2,334,636)
Loss per common share, basic and diluted	$(0.05)	$-

The pro forma financial information is not necessarily indicative of the results that would have occurred is the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 — SUBSEQUENT EVENTS

No subsequent events have occurred that would require adjustments or disclosure into the financial statements, except as disclosed below.

On August 1, 2019, our Board of Directors approved grants of an aggregate of 2,500,000 stock options to advisors of the Company. The options vest in full on May 23, 2020, subject to continuing to provide services through the vesting date, and have an exercise price of $0.0394 per share. The options expire on August 1, 2024.

On August 1, 2019, the Board of Directors approved one-for-80 as the final ratio for the previously approved reverse stock split of the issued and outstanding shares of the Company’s common stock. The reverse stock split has not been effected as of the date of this filing.

We have received a conversion notice dated August 14, 2019 to convert 3,000 shares of Series D Preferred Stock into 3,000,000 shares of common stock. The common shares have not yet been issued.

As of June 30, 2019 we had received a deposit on the sale of Series D Preferred Stock in the amount of $500,000, which has been recorded as a liability at June 30, 2019. The potential investor has requested that we return the deposit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”).

Overview

Recruiter.com Group Inc. (“RGI”, the “Company,” “we” or “us”) is an operator of an expert network platform for recruiters, which pairs enterprises with an extensive network of recruiters to drive the hiring of top talent faster and smarter. The Company offers recruiters SHRM certified recruitment training and independent earning opportunity.

Merger with Recruiter.com, Inc.

As described in Note 1 to the Unaudited Condensed Consolidated Financial Statements, effective March 31, 2019, RGI completed a merger (the “Merger”) with Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation (“Pre-Merger Recruiter.com”) pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019. At the effective time of the Merger, RGI’s wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of its Series E Preferred Stock of RGI convertible into 775,000,000 shares of its common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of the RGI’s outstanding common stock and in excess of 50% of the total voting power.

Prior to the Merger, from October 30, 2017 RGI was controlled by the principal shareholders of the Pre-Merger Recrutier.com. The Merger simply increased their control. The Company’s Chief Executive Officer prior to the Merger remains as Chief Executive Officer and the majority of the Company’s Board of Directors remains with persons who were directors (or designees) prior to the Merger. Further, the Company’s Executive Chairman was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed Executive Chairman. Operating under the License Agreement, as defined below, was the primary business of the Company before the consummation of the Merger.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks had been parties to a license agreement, dated October 30, 2017 (the “License Agreement”), under the Company’s subsidiary which Pre-Merger Recruiter.com granted VocaWorks a license to use certain of its proprietary software and related intellectual property. In consideration for the license, Pre-Merger Recruiter.com received 125,000,000 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) of RGI upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 90% of RGI’s outstanding common stock. Pre-Merger Recruiter.com distributed the 125,000,000 shares of RGI’s common stock to its stockholders on March 25, 2019, in conjunction with the Merger. The distribution is considered in substance to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”), with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The consolidated financial statements included in this Quarterly Report include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks since October 30, 2017. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

Asset Purchase

Effective March 31, 2019, RGI also completed the acquisition of certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, with Genesys Talent LLC, a Texas limited liability company (“Genesys”), and a wholly owned subsidiary of RGI (the “Asset Purchase”). As consideration in the Asset Purchase RGI issued a total of 200,000 shares of its Series F Preferred Stock convertible into 200,000,000 shares of its common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company will utilize these assets in its employment staffing business operated through Recruiter.com Recruiting Solutions, LLC, a wholly owned subsidiary of RGI. This transaction was treated as a business combination.

Following the Merger, the Company changed its fiscal year end From March 31 to December 31. On May 9, 2019, pursuant to the approval of its Board of Directors, the Company changed its name to Recruiter.com Group, Inc. and its trading symbol to “RCRT.”

Business Update

During the three months ended June 30, 2019, the Company focused primarily on the integration into its legacy operations of the assets purchased from Genesys in March 2019 and the business operations of Pre-Merger Recruiter.com.

The Company prioritized building the account management team and processes, evaluating staff and technology assets, and developing the sales and marketing plan and initial campaigns. The Company also entered into several technology partnerships, including with Censia, Talent Inc. and Pocket Recruiter.

On July 29, 2019, following the completion of a financial audit, the Company filed with the SEC, in compliance with the requirements of Form 8-K, the financial statements of business acquired and the pro forma financial information related to the (i) assets acquired from Genesys and (ii) Pre-Merger Recruiter.com.

The Company also completed a name and trading symbol change, to Recruiter.com Group, Inc. and RCRT respectively, to capitalize on the exceptional brand of Recruiter.com, and its common stock has commenced trading on the OTCQB Venture Marketplace.

During the three months ended June 30, 2019 the Company received gross proceeds of approximately $545,000, common stock of another company valued at $240,000, and $10,000 in settlement from the sale of its Series D Preferred Stock and warrants. The Company used $150,000 of the gross proceeds to prepay one-year of consulting fees to an entity controlled by one of the investors in the offering under a May 2019 consulting agreement.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

Revenue

The Company had revenue of $1,488,391 for the three months ended June 30, 2019, as compared to $283,885 for the 2018 three month period, an increase of $1,204,506 or 424%. The increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $1,357,000 for the three months ended June 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $150,000 due to the management concentrating on integrating the operations related to the Genesys Asset Purchase during the three months ended June 30, 2019.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $977,832 for the three months ended June 30, 2019. There were no comparable costs in the 2018 period.

Operating Expenses

Operating expenses totaled $2,701,335 and $580,217 for the three month periods ended June 30, 2019 and 2018, respectively. Operating expenses increased by $2,121,118, or 366%, in the 2019 three month period, as compared to the 2018 period. Operating expenses consist primarily of compensation expense, stock based compensation, professional fees and product development expenses. Stock compensation expense included in operating expenses was $1,482,352 and $62,617 for the three months ended June 30, 2019 and 2018, respectively. Included in stock based compensation expense for the three months ended June 30, 2019 is an expense of $752,500 related to the value of the Company’s shares of common stock distributed to employees and consultants by certain stockholders of Pre-Merger Recruiter.com. Besides the charge for the distribution of shares by stockholders, the increase in stock compensation relates primarily to grants of restricted stock and options made to our Executive Chairman in February and May of 2019. There was also a one-time finder’s fee of $198,000 related to the Genesys Asset Purchase. Additionally, there were operating expenses of approximately $485,000 attributable to the assets acquired from Genesys in March 2019, which were not present in the 2018 period.

Other Income (Expense)

	Three Months Ended June 30,
	2019	2018
Interest expense	$(14,340)	$(36,421)
Change in fair value of derivative liability	17,627	-
Realized loss on marketable securities	-	(1,792)
Unrealized loss on marketable securities	(92,500)	(21,500)
Total other (expense) income	$(89,213)	$(59,713)

Other income (expense) is comprised of interest costs, non-cash income related to the change in fair value of our derivative liabilities, and losses on marketable securities. The change in the fair value of our securities results from the changes in the quoted stock price of the securities.

We have determined that the warrants issued in connection with the sale of Series D Preferred Stock during the three months ended June 30, 2019 are derivative financial instruments. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date (for example, if our stock price increases), we will record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

Net Income (loss)

Net loss was $2,279,989 and $356,045 for the three months ended June 30, 2019 and 2018, respectively, comprised of the components discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

Revenue

The Company had revenue of $1,651,693 for the six months ended June 30, 2019, as compared to $528,832 for the 2018 six month period, an increase of $1,122,861 or 212%. The increase in revenue resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $1,357,000 for the six months ended June 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $235,000 in the six months ended June 30, 2019 due to management concentrating on consummating the Merger, along with the Asset Purchase, and integrating the operations related to the Genesys Asset Purchase during the six months ended June 30, 2019.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $977,832 for the six months ended June 30, 2019. There were no comparable costs in the 2018 period.

Operating Expenses

Operating expenses totaled $3,171,017 and $1,052,417 for the six month periods ended June 30, 2019 and 2018, respectively. Operating expenses increased by $2,118,600, or 201%, in the 2019 six month period, as compared to the 2018 period. Operating expenses consist primarily of compensation expense, stock based compensation, professional fees and product development expenses. Stock compensation expense included in operating expenses was $1,568,027 and $91,028 for the six months ended June 30, 2019 and 2018, respectively. Included in stock based compensation expense for the six months ended June 30, 2019 is an expense of $752,500 related to the value of the Company’s shares of common stock distributed to employees and consultants by certain stockholders of Pre-Merger Recruiter.com. Besides the charge for the distribution of shares by stockholders, the increase in stock compensation relates primarily to grants of restricted stock and options made to our Executive Chairman in February and May of 2019. There was also a one-time finder’s fee of $198,000 related to the Genesys asset acquisition. Additionally, there were operating expenses of approximately $485,000 attributable to assets acquired from Genesys in March 2019, which were not present in the 2018 period.

Other Income (Expense)

	Six Months Ended June 30,
	2019	2018
Interest expense	$(81,365)	$(71,638)
Change in fair value of derivative liability	17,627	-
Realized loss on marketable securities	-	(1,792)
Unrealized loss on marketable securities	(101,417)	(68,333)
Total other (expense) income	$(165,155)	$(141,763)

Other income (expense) is comprised of interest costs, non-cash income related to the change in fair value of our derivative liabilities, and losses on marketable securities. The change in the fair value of our securities results from the changes in the quoted stock price of the securities.

We have determined that the warrants issued in connection with the sale of Series D Preferred Stock during the six months ended June 30, 2019 are derivative financial instruments. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date (for example, if our stock price increases), we will record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

Net Income (loss)

Net loss was $2,662,311 and $665,348 for the six months ended June 30, 2019 and 2018, respectively, comprised of the components discussed above.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $8,306,986 compared to $5,675,391 as of December 31, 2018.

Our net cash used in operating activities was $564,199 and $413,143 for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used of $151,056 is primarily attributable to an increase in loss (after adjusting for non-cash items) of approximately $459,000 and increases in receivables and prepaid expenses of approximately $607,000, partially offset by an increase in accounts payable and accrued liabilities of approximately $850,000 and an increase in deferred revenue of approximately $65,000.

Cash used in investing activities during the six months ended June 30, 2019 and 2018 consisted primarily of expenditures for software development of approximately $12,000 and $40,000, respectively.

Net cash provided by financing activities was approximately $1,459,000 for the six months ended June 30, 2019, primarily from the sale of preferred stock of $980,000 and a deposit on the sale of preferred stock of $500,000. Net cash provided by financing activities was approximately $391,000 for the six months ended June 30, 2018, derived primarily from the proceeds from the sale of preferred stock of $300,000, the sale of common stock of approximately $67,000, and contributions to capital of $30,000.

The financial statements included in this Quarterly Report have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report. This determination was based on the following factors: (i) the Company has a working capital deficit as of June 30, 2019 and the Company’s available cash of approximately $425,000 as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of the fiscal year ending December 31, 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report and for one year from the issuance of the unaudited condensed consolidated financial statements.

To date, private equity offerings have been our primary source of liquidity. Any future sales of securities to finance our operations will likely dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to complete a financing, it is likely that we will cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity and obtaining new financing.

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

None.

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

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. There was no cumulative effect of the initial application of ASC 606 and therefore no cumulative adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations and statement of cash flows. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing service revenue over the service period.

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

Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Represents consulting and staffing personnel provided to customers to satisfy demand for permanent and temporary employee needs.

●	Recruiting Solutions. Facilitated by our Job Market software platform and artificial intelligence matching technologies, placement of specialized personnel at employers, generating success-based fees for candidate referrals for direct-hire.

●	Career Solutions. Consisting of (i) Resume Distribution, whereby we send out candidate resumes to our network of independent recruiters and (ii) Recruiter Certification Program, whereby users access our recruitment training content through an online learning management system.

●	Marketing Solutions. Web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for Enterprise clients that buy staffing, direct hire, and sourcing services. Once we have has secured the relationship and contract with the interested Enterprise customer the delivery and product teams will provide the service to fulfill any or all of the revenue segments.

Net revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses.

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the risk of identifying and hiring qualified employees and has the discretion to select the employees and establish their price and duties and bears the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to its customers. Typical payment terms for consulting and staffing services are net 90.

Direct hire recruitment placement revenues are recognized when the guarantee period specified in the customer contract expires. No fees for direct hire placement services are charged to employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Typical payment terms for recruitment services are net 90.

Career services revenues are recognized upon distribution of resumes or completion of training courses, which is the point that the performance obligations are satisfied. Typical payment terms for career services are upon distribution or completion.

Marketing and publishing services revenues are recognized when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point that the performance obligations are satisfied. Typical payment terms for marketing and publishing are net 30.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2019 or December 31, 2018.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017.

The Company has determined that the conversion features of its convertible preferred stock and stock purchase warrants do not require bifurcation as free standing derivative instruments, based on the adoption of ASU 2017-11 and the guidance related to down round features.

The Company has determined that the conversion features of its convertible preferred stock sold in 2019 do not require bifurcation as free standing derivative instruments.

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the warrants issued with the sale of our preferred stock in 2019. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Through June 30, 2019 we used the fair value method for equity instruments granted to non-employees and used the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the six months ended June 30, 2019 that are of significance or potential significance to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on an evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management has excluded from its evaluation the business of Pre-Merger Recruiter.com and Recruiter.com Recruiting Solutions LLC, a wholly owned subsidiary of the Company which currently operates the assets acquired from Genesys in the Asset Purchase. Since the consummation of the Merger and the Asset Purchase there has not been time to integrate the processes of the acquired businesses or to test the internal controls for those processes. Management determined that it would have been impossible to appropriately perform the evaluation required by Rule 13a-15 under the Exchange Act with respect to the entities that were excluded from the evaluation.

Both Pre-Merger Recruiter.com and the assets acquired from Genesys are significant to the Company’s consolidated financial statements. The assets of Pre-Merger Recruiter.com and the assets acquired from Genesys, excluding intangible assets and goodwill, represent in the aggregate approximately 45% of the total consolidated assets of the Company at June 30, 2019 and the revenues attributable to Pre-Merger Recruiter.com and the assets acquired from Genesys represent approximately 82% of the Company’s consolidated revenues for the six months ended June 30, 2019.

Changes in Internal Control over Financial Reporting

We are currently in the process of integration into our legacy operations of the assets purchased from Genesys in March 2019 and the business operations, systems and processes of Pre-Merger Recruiter.com. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the six months ended June 30, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, the Company sold to five accredited investors in a private placement a total of 25,850 units (the “Units”) at a purchase price of $18.1818 per Unit, taking into account a 10% discount, each Unit consisting of (i) one share of Series D Preferred Stock, and (ii) a five-year Warrant to purchase 500 shares of the Company’s common stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing convert into a minimum of 25,850,000 shares of the Company’s common stock. The Company received gross proceeds of $470,000 from the sale of the Units. The sale of the Unites was exempt from registration under the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Rule 506(d) promulgated thereunder.

On May 14, 2019, the Company granted the Executive Chairman 36,093,565 shares of restricted common stock (the “Restricted Stock”), which shall vest in full on February 1, 2020, subject to continued service. Also on that date, the Company granted the Executive Chairman five-year options (the “Options”) to purchase 36,093,565 shares at $0.08 per share, which options shall vest in full on November 14, 2020, subject to continued service. The sale of the Restricted Stock and Options was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506(d) promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

In June 2019, the Company upon the approval of its Board of Directors, amended the Securities Purchase Agreement, dated March 31, 2019, to increase the amount of Units to be offered thereunder, to allow for multiple closings and to make other conforming changes. The foregoing description of the amendments does not purport to be complete and is subject in its entirety to the form of the Securities Purchase Agreement filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Merger Agreement and Plan of Merger, dated March 31, 2019, by and among Truli Technologies, Inc., Truli Acquisition Co., Inc. and Recruiter.com, Inc.+	8-K	4/4/19	2.1
2.2	Asset Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc., Recruiter.com Recruiting Solutions LLC and Genesys Talent LLC+	8-K	4/4/19	2.2
3.1(a)	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	8-K	5/14/19	3.1
3.1(c)	Certificate of Designation of Series D Convertible Preferred Stock	8-K	3/29/19	3.1
3.1(d)	Certificate of Designation of Series E Convertible Preferred Stock	8-K	3/29/19	3.2
3.1(e)	Certificate of Designation of Series F Convertible Preferred Stock	8-K	3/29/19	3.3
3.1(f)	Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/4/19	3.1
3.1(g)	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock	8-K	4/4/19	3.2
3.1(h)	Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock	8-K	4/4/19	3.3
3.1(i)	Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/23/19	3.2
3.1(j)	Second Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	6/4/19	3.1
3.2	Bylaws, as amended	8-K	2/8/19	3.2
10.1	Form of Amended Securities Purchase Agreement by and among Truli Technologies, Inc. and the investors listed therein+				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Copies of this Quarterly Report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Recruiter.com Group, Inc. at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2019	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Scherne
Robert Scherne
Chief Financial Officer (Principal Financial Officer)