Form 10-Q/A
period 2019-06-30
Recruiter.com Group, Inc.
filed 2019-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by Recruiter.com Group, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2019 (the “Original Form 10-Q”). This Amendment amends and restates Items 1, 2, and 4 of Part I of the Original Form 10-Q. In Item 1, this Amendment includes our restated condensed consolidated financial statements for the quarter ended June 30, 2019.

Management has determined, after discussion with the Company’s independent registered public accounting firm, that certain revenue had been erroneously recorded on a net basis rather than on a gross basis for the three and six month periods ended June 30, 2019. We have concluded that gross reporting is more appropriate because we have the risk of identifying and hiring qualified employees and have the discretion to select the employees and establish their price and duties and bear the risk for services that are not fully paid for by this customer.

The effect of the restatement is to increase each of revenue and cost of revenue by $484,090 for each of the three and six month periods ended June 30, 2019, resulting in the revenue of $1,972,481 and cost of revenue of $1,461,922 for the three months ended June 30, 2019, and the revenue of $2,135,783 and cost of revenue of $1,461,922 for the six months ended June 30, 2019. There was no effect on net loss, cash flows or financial position as a result of this restatement.

Correspondingly, this Amendment amends and restates Item 2 of Part I, which includes our revised discussion of operating results to reflect the impact of the correction. Item 4 of Part I includes our revised assessment of the effectiveness of our disclosure controls. This restatement resulted in the identification of a material weakness in our internal control over financial reporting related to analyzing revenue streams on a customer by customer basis to ensure that revenue recognition is applied appropriately.

In addition, the Exhibit Index in Item 6 of Part II of the Original Form 10-Q is hereby amended and restated in its entirety and new certifications of the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment are filed and furnished, as applicable, as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment continues to speak as of the date of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q.

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

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Restated)		(Restated)
Revenue	$1,972,481	$283,885	$2,135,783	$528,832
Cost of revenue	1,461,922	-	1,461,922	-

Gross profit	510,559	283,885	673,861	528,832

Operating expenses:
Sales and marketing	2,969	5,343	2,969	9,414
Product development	44,934	80,501	94,788	176,873
General and administrative (including share based compensation expense of $1,481,322, $62,617, $1,568,027 and $91,028, respectively)	2,653,432	494,373	3,073,260	866,130

Total operating expenses	2,701,335	580,217	3,171,017	1,052,417

Loss from operations	(2,190,776)	(296,332)	(2,497,156)	(523,585)

Other income (expenses):
Interest expense	(14,340)	(36,421)	(81,365)	(71,638)
Change in fair value of derivative liability	17,627	-	17,627	-
Realized loss on marketable securities	-	(1,792)	-	(1,792)
Unrealized loss on marketable securities	(92,500)	(21,500)	(101,417)	(68,333)
Total other income (expenses)	(89,213)	(59,713)	(165,155)	(141,763)

Loss from before income taxes	(2,279,989)	(356,045)	(2,662,311)	(665,348)
Provision for income taxes	-	-	-	-
Net loss	(2,279,989)	(356,045)	(2,662,311)	(665,348)
Net loss attributable to the noncontrolling interest	-	(13,653)	(30,716)	(19,898)
Net loss attributable to the noncontrolling interest before preferred stock dividends	(2,279,989)	(342,392)	(2,631,595)	(645,450)
Preferred stock dividend	-	(725,810)	(140,410)	(859,952)
Net loss attributable to Recruiter.com Group, Inc. shareholders	$(2,279,989)	$(1,068,202)	$(2,772,005)	$(1,505,402)

Net loss per common share – basic and diluted	$(0.02)	$-	$(0.04)	$-

Weighted average common shares – basic and diluted	143,072,064	-	72,703,802	-

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

Restatement

The June 30, 2019 financial statements have been restated. Management has determined that certain revenue that had been recorded on a net basis is subject to gross revenue reporting. We have concluded that gross reporting is appropriate because we have the risk of identifying and hiring qualified employees and have the discretion to select the employees and establish their price and duties and bear the risk for services that are not fully paid for by this customer.

The effect of the restatement is to increase both revenue and cost of revenue by $484,090 for each of the three and six month periods ended June 30, 2019. There was no effect on net loss, cash flows or financial position as a result of this restatement.

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

For each of the identified periods, revenues can be categorized into the following:

Three months ended June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018
Consulting and staffing services	$1,605,894	$-
Permanent placement fees	118,103	82,310
License and other	130,365	-
Career services	33,483	35,723
Marketing and publishing	84,636	165,852
Total revenue	$1,972,481	$283,885

Six months ended June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018
Consulting and staffing services	$1,605,894	$-
Permanent placement fees	158,381	132,710
License and other	130,365	-
Career services	72,765	70,518
Marketing and publishing	168,378	325,604
Total revenue	$2,135,783	$528,832

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

For the six months ended June 30, 2019 three customers accounted for 53% of total revenue at 25%, 18% and 10%. For the six months ended June 30, 2018 one customer accounted for 10% or more of total revenue, at 17%.

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

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined information assumes that the acquisition had occurred at the beginning of each six month period presented:

	June 30,	June 30,
	2019	2018
Revenue	$3,937,422	$5,046,265
Net Loss	$(3,417,256)	$(2,334,636)
Loss per common share, basic and diluted	$(0.05)	$-

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018:

Revenue

The Company had revenue of $1,972,481 for the three months ended June 30, 2019, as compared to $283,885 for the 2018 three month period, an increase of $1,688,596 or 595%. The increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $1,841,000 for the three months ended June 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $150,000 due to the management concentrating on integrating the operations related to the Genesys Asset Purchase during the three months ended June 30, 2019.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $1,461,922 for the three months ended June 30, 2019. There were no comparable costs in the 2018 period.

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

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018:

Revenue

The Company had revenue of $2,135,783 for the six months ended June 30, 2019, as compared to $528,832 for the 2018 six month period, an increase of $1,606,951 or 304%. The increase in revenue resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $1,841,000 for the six months ended June 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $235,000 in the six months ended June 30, 2019 due to management concentrating on consummating the Merger, along with the Asset Purchase, and integrating the operations related to the Genesys Asset Purchase during the six months ended June 30, 2019.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $1,461,922 for the six months ended June 30, 2019. There were no comparable costs in the 2018 period.

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

Both Pre-Merger Recruiter.com and the assets acquired from Genesys are significant to the Company’s consolidated financial statements. The assets of Pre-Merger Recruiter.com and the assets acquired from Genesys, excluding intangible assets and goodwill, represent in the aggregate approximately 45% of the total consolidated assets of the Company at June 30, 2019 and the revenues attributable to Pre-Merger Recruiter.com and the assets acquired from Genesys represent approximately 86% of the Company’s consolidated revenues for the six months ended June 30, 2019.

We determined that revenue from a customer acquired in the Asset Purchase had been erroneously reported on a net basis for the three and six months ended June 30, 2019, and the consolidated financial statements of the Company needed to be restated as the result of this error. This represents a material weakness in analyzing revenue streams on a customer by customer basis to ensure that revenue recognition is applied appropriately. We are implementing procedures to correct this material weakness.

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

Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the six months ended June 30, 2019, originally filed with the SEC on August 19, 2019, which is being amended hereby.

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

Dated: November 14, 2019	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Scherne
Robert Scherne
Chief Financial Officer (Principal Financial Officer)