Form 10-Q
period 2019-09-30
Recruiter.com Group, Inc.
filed 2019-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 10, 2019, the number of shares of the registrant’s common stock outstanding was 2,366,581.

		Page
		number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II - Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$675,735	$14,152
Accounts receivable, net	634,263	56,766
Accounts receivable – related party	22,200	-
Prepaid expenses and other current assets	162,045	14,883
Investments - available for sale marketable securities	85,360	33,917

Total current assets	1,579,603	119,718

Property and equipment, net of accumulated depreciation of $385	3,078	-
Right of use asset	232,366	-
Intangible assets	8,521,906	-
Software development	113,020	101,520

Total assets	$10,449,973	$221,238

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$602,990	$222,266
Accounts payable – related parties	860,717	-
Accrued expenses	8,355	100,265
Accrued compensation	258,825	248,398
Accrued interest	-	179,768
Loans payable - current portion	25,521	105,028
Convertible notes payable	-	55,000
Convertible notes payable - related parties	-	200,000
Notes payable, net of unamortized discount of $0 and $3,056, respectively	-	151,944
Notes payable - related parties	-	150,000
Refundable deposit on preferred stock purchase	285,000	-
Warrant derivative liability	781,748	-
Lease liability - current portion	73,378	-
Deferred revenue	104,924	59,468

Total current liabilities	3,001,458	1,472,137

Lease liability - long term portion	158,988	-
Loans payable - long term portion	84,538	103,806

Total liabilities	3,244,984	1,575,943

Commitments and contingencies (Note 10)

Redeemable Preferred Stock of Subsidiary - Noncontrolling interest at redemption value (See Note 8 for liquidation value)	-	2,059,764

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 and 6,704,061 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 and no shares authorized; 454,546 and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	46	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 775,000 and 775,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	78	78
Preferred stock, Series F, $0.0001 par value; 200,000 and no shares authorized; 200,000 and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	20	-
Common stock, $0.0001 par value; 31,250,000 shares authorized; 2,366,581 and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	237	-
Additional paid-in capital	16,539,628	679,259
Accumulated deficit	(9,335,020)	(5,675,391)
Stockholders’ equity attributable to Recruiter.com, Inc. common shareholders	7,204,989	(4,996,054)
Stockholders’ equity attributable to the noncontrolling interest	-	1,581,585

Total stockholders’ equity (deficit)	7,204,989	(3,414,469)

Total liabilities and stockholders’ equity (deficit)	$10,449,973	$221,238

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$1,945,744	$158,706	$4,081,527	$687,538
Cost of revenue (including related party costs of $657,196, $0, $1,451,331 and $0, respectively)	1,491,805	-	2,953,727	-

Gross profit	453,939	158,706	1,127,800	687,538

Operating expenses:
Sales and marketing	63,423	4,205	66,392	13,619
Product development	47,728	50,690	142,516	227,563
General and administrative (including share based compensation expense of $1,411,565, $45,928, $2,979,592 and $136,956, respectively)	2,293,491	398,199	5,366,751	1,264,329

Total operating expenses	2,404,642	453,094	5,575,659	1,505,511

Loss from operations	(1,950,703)	(294,388)	(4,447,859)	(817,973)

Other income (expenses):
Interest expense	(10,165)	(32,570)	(91,530)	(104,208)
Change in fair value of derivative liability	951,271	-	968,898	-
Net recognized (loss) gain on marketable securities	(18,437)	10,000	(119,854)	(60,125)
Total other income (expenses)	922,669	(22,570)	757,514	(164,333)

Loss before income taxes	(1,028,034)	(316,958)	(3,690,345)	(982,306)
Provision for income taxes	-	-	-	-
Net loss	(1,028,034)	(316,958)	(3,690,345)	(982,306)
Net loss attributable to the noncontrolling interest	-	(17,799)	(30,716)	(37,697)
Net loss attributable to the controlling interest before preferred stock dividends	(1,028,034)	(299,159)	(3,659,629)	(944,609)
Preferred stock dividend	-	(144,110)	(140,410)	(1,004,062)
Net loss attributable to Recruiter.com Group, Inc. shareholders	$(1,028,034)	$(443,269)	$(3,800,039)	$(1,948,671)

Net loss per common share – basic and diluted	$(0.56)	$-	$(3.11)	$-

Weighted average common shares – basic and diluted	1,837,150	-	1,221,649	-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Month Periods ended September 30, 2019 and 2018

(Unaudited)

	Preferred stock		Common stock		Common Stock	Additional Paid in	Accumulated Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Subscribed	Capital	Income	Deficit	Interest	(Deficit)
Balance as of December 31, 2017	775,000	$78	-	$-	$66,668	$403,590	$(489,591)	$(3,782,983)	$581,471	$(3,220,767)
Reclassification of comprehensive income	-	-	-	-	-	-	489,591	(489,591)	-	-
Stock based compensation	-	-	-	-	-	-	-	-	28,411	28,411
Shares issued	-	-	-	-	(66,668)	66,668	-	-	-	-
Subsidiary preferred stock converted to subsidiary common shares	-	-	-	-	-	76,016	-	-	3,984	80,000
Adjustment to redemption value of preferred stock - per amendment to designation	-	-	-	-	-	-	-	-	1,071,932	1,071,932
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	67,071	67,071
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	(67,071)	(67,071)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(67,071)	(67,071)
Net loss three months ended March 31, 2018	-	-	-	-	-	-	-	(303,058)	(6,245)	(309,303)
Balance as of March 31, 2018	775,000	78	-	-	-	546,274	-	(4,575,632)	1,612,482	(2,416,798)

Stock based compensation	-	-	-	-	-	-	-	-	62,617	62,617
Beneficial conversion feature of preferred stock issued and preferred stock dividends	-	-	-	-	-	-	-	-	368,905	368,905
Contribution to capital	-	-	-	-	-	30,000	-	-	-	30,000
Warrants issued with preferred stock	-	-	-	-	-	-	-	-	288,000	288,000
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	(656,905)	(656,905)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(68,905)	(68,905)
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	25,702	25,702
Net loss three months ended June 30, 2018	-	-	-	-	-	-	-	(342,392)	(13,653)	(356,045)
Balance as of June 30, 2018	775,000	$78	-	$-	$-	$576,274	$-	$(4,918,024)	$1,618,243	$(2,723,429)

Stock based compensation	-	-	-	-	-	1,061	-	-	44,867	45,928
Subsidiary preferred stock converted to subsidiary common shares	-	-	-	-	-	66,570	-	-	7,430	74,000
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	72,055	72,055
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	(72,055)	(72,055)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(72,055)	(72,055)
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	24,777	24,777
Net loss three months ended September 30, 2018	-	-	-	-	-	-	-	(299,159)	(17,799)	(316,958)
Balance at September 30, 2018	775,000	$78	-	$-	$-	$643,905	$-	$(5,217,183)	$1,605,463	$(2,967,737)

	Preferred stock		Common stock		Common Stock	Additional Paid in	Accumulated Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Subscribed	Capital	Income	Deficit	Interest	(Deficit)
Balance as of December 31, 2018	775,000	$78	-	$-	$-	$679,259	$-	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	1,747,879	175	-	3,889,219	-	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-	86,705	86,705
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	200,000	20	-	-	-	8,599,980	-	-	-	8,600,000
Sale of Series D Preferred stock units	31,625	3	-	-	-	539,994	-	-	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	706,501	-	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	(691,780)	-	-	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	-	-	(351,606)	(30,716)	(382,322)
Balance as of March 31, 2019	1,395,661	140	1,747,879	175	-	13,723,173	-	(6,026,997)	-	7,696,491

Sale of Series D Preferred stock units	43,725	4	-	-	-	794,996	-	-	-	795,000
Issuance of common shares upon conversion of Series D preferred stock	(5,000)	-	62,500	6	-	(6)	-	-	-	-
Issuance of common shares for deferred compensation			494,593	50	-	(50)	-	-	-	-
Stock based compensation	-	-	-	-	-	728,822	-	-	-	728,822
Accrued salary forgiven pursuant to merger					-	187,500	-	-	-	187,500
Stockholder shares transferred as compensation expense					-	752,500	-	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	(1,058,866)	-	-	-	(1,058,866)
Net loss three months ended June 30, 2019	-	-	-	-	-	-	-	(2,279,989)	-	(2,279,989)
Balance as of June 30, 2019	1,434,386	144	2,304,972	231	-	15,128,069	-	(8,306,986)	-	6,821,458
Issuance of common shares upon conversion of Series D preferred stock	(4,840)	-	60,500	6	-	(6)	-	-	-	-
Adjustment for fractional shares	-	-	1,109	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	1,411,565	-	-	-	1,411,565
Net loss three months ended September 30, 2019	-	-	-	-	-	-	-	(1,028,034)	-	(1,028,034)
Balance as of September 30, 2019	1,429,546	$144	2,366,581	$237	$-	$16,539,628	$-	$(9,335,020)	$-	$7,204,989

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net loss	$(3,690,345)	$(982,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	385
Bad debt expense	16,000	-
Equity based compensation expense	2,979,592	136,956
Recognized loss on marketable securities	119,854	60,125
Expenses paid through financings	15,000	-
Amortization of debt discount	32,522	-
Change in fair value of derivative liability	(968,898)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	140,912	20,317
Increase in prepaid expenses	(147,162)	(10,433)
Increase in accounts payable and accrued liabilities	916,400	155,746
(Decrease) increase in deferred revenue	(17,644)	7,242
Net cash used in operating activities	(603,384)	(612,353)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	68,703	284
Cash paid for equipment	(3,463)	-
Cash paid for software development	(11,500)	(51,750)
Net cash provided (used) by investing activities	53,740	(51,466)

Cash Flows from Financing Activities
Proceeds from notes	45,005	-
Payments of notes	(98,775)	(1,499)
Deposit on purchase of preferred stock	500,000	-
Repayment of deposit on purchase of preferred stock	(215,000)	-
Contributions to capital	-	30,000
Proceeds from sale of common stock	-	66,668
Proceeds from sale of preferred stock	979,997	300,000
Net cash provided by financing activities	1,211,227	395,169

Net increase (decrease) in cash	661,583	(268,650)
Cash, beginning of period	14,152	378,149

Cash, end of period	$675,735	$109,499

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,035	$38,208
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$8,600,000	$-
Subsidiary preferred shares converted to subsidiary common shares	$-	$154,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$2,059,764	$925,794
Notes payable and accrued interest exchanged for preferred stock	$116,380	$-
Accounts payable paid through proceeds of preferred stock	$100,000	$-
Accrued compensation paid with common stock	$56,250	$-
Value of warrant issued with note	$42,000	$-
Accounts payable paid through proceeds of note	$4,995	$-
Warrant derivative liability at inception	$1,750,646	$-
Accrued compensation forgiven and credited to contributed capital	$187,500	$-
Marketable securities received as payment for Series D preferred stock	$240,000	$-
Note and accrued interest forgiven	$706,502	$-

The accompanying unaudited notes are in integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc. (formerly Truli Technologies, Inc.), a Delaware corporation (“RGI”), is a holding company based in Houston, Texas. The Company has three subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”) and VocaWorks, Inc. (“VocaWorks”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, and New York.

Merger with Recruiter.com, Inc.

Effective March 31, 2019, RGI completed a merger (the “Merger”) with Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation (“Pre-Merger Recruiter.com”) pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019. At the effective time of the Merger, RGI’s newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of Series E Preferred Stock of RGI convertible into 9,687,500 shares of the Company’s common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of RGI’s outstanding common stock and in excess of 50% of the total voting power.

Prior to the Merger, from October 30, 2017 RGI was controlled by the principal shareholders of Pre-Merger Recruiter.com. The Merger simply increased their control. RGI’s Chief Executive Officer was the Chief Executive Officer and the majority of RGI’s Board of Directors were directors (or designees) prior to the Merger. Further, RGI’s Executive Chairman was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed Executive Chairman.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks had been parties to a license agreement, dated October 30, 2017 (the “License Agreement”), under which Pre-Merger Recruiter.com granted VocaWorks a license to use certain of its proprietary software and related intellectual property. Prior to the Merger, RGI’s primary business was operating under the License Agreement. In consideration for the license obtained in the License Agreement, Pre-Merger Recruiter.com received 1,562,500 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) of RGI upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of RGI’s outstanding common stock. In conjunction with the Merger, Pre-Merger Recruiter.com distributed the 1,562,500 shares of RGI’s common stock to its stockholders on March 25, 2019. The distribution is considered to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The accompanying consolidated financial statements include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks since October 30, 2017. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

Asset Purchase

Effective March 31, 2019, RGI acquired certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among RGI, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiting Solutions, a wholly owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase the Company issued a total of 200,000 shares of its Series F Preferred Stock convertible into 2,500,000 shares of the Company’s common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company is utilizing these assets in its employment staffing business to be operated through Recruiting Solutions. This transaction was treated as a business combination (see Note 12).

As of the effective date of the Merger, the Company changed its fiscal year end from March 31 to December 31. On May 9, 2019, pursuant to the approval of its Board of Directors, the Company changed its name to Recruiter.com Group, Inc.

Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Consists of consulting and staffing personnel services provided to customers to satisfy demand for long term consulting and temporary employee needs.

●	Recruiting Solutions. Consists of placement of specialized personnel at employers generating success-based fees for candidate referrals for direct-hire, facilitated by our Job Market software platform and artificial intelligence matching technologies.

●	Career Solutions. Consists of (i) Resume Distribution, whereby the Company sends out candidate resumes to its network of independent recruiters and (ii) Recruiter Certification Program, whereby users access the Company’s recruitment training content through its online learning management system.

●	Marketing Solutions. Consists of web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RGI and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

As discussed above, all share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the March 31, 2019 recapitalization. Among other effects, this causes the common stock of Pre-Merger Recruiter.com which existed during 2018 and 2017 to be retroactively reflected as though it were Series E Preferred Stock since it was exchanged for Series E Preferred Stock pursuant to the Merger and recapitalization.

Effective August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the authorized shares of common stock was reduced to 31,250,000. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the August 21, 2019 amendments.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of Pre-Merger Recruiter.com and Genesys for the years ended December 31, 2018 and 2017. The December 31, 2018 balance sheet is derived from those statements.

These interim financial statements for the three and nine months ended September 30, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments and adjustments relating to the recapitalization, business combination and other equity transactions) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to September 30, 2019 and 2018 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of September 30, 2019. Uninsured balances were approximately $125,000 as of September 30, 2019. There were no uninsured balances as of December 31, 2018. The Company had no cash equivalents during or at the end of either period.

Revenue Recognition

Adoption of ASU 2014-09, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective (cumulative effect) transition method. Under this transition method, results for reporting periods beginning January 1, 2018 or later are presented under ASC 606, while prior period results continue to be reported in accordance with previous guidance. There was no cumulative effect of the initial application of ASC 606 and therefore no cumulative adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. Overall, the adoption of ASC 606 did not have a material impact on the Company’s balance sheet, statement of operations or statement of cash flows. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. As described below, the analysis of contracts under ASC 606 supports the recognition of revenue at a point in time, resulting in revenue recognition timing that is materially consistent with the Company’s historical practice of recognizing service revenue over the service period. ASC 606 is described in the section that follows.

Policy

The Company recognizes revenue in accordance with ASC 606. Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Consists of consulting and staffing personnel services provided to customers to satisfy demand for long term consulting and temporary employee needs.

●	Recruiting Solutions. Consists of placement of specialized personnel at employers generating success-based fees for candidate referrals for direct-hire, facilitated by our Job Market software platform and artificial intelligence matching technologies.

●	Career Solutions. Consists of (i) Resume Distribution, whereby the Company sends out candidate resumes to its network of independent recruiters and (ii) Recruiter Certification Program, whereby users access the Company’s recruitment training content through its online learning management system.

●	Marketing Solutions. Consists of web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for clients that buy staffing, direct hire, and sourcing services.  Once we have secured the relationship and contract with the interested Enterprise customer the delivery and product teams will provide the service to fulfill any or all of the revenue segments.

Revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances.

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

Direct hire recruitment placement revenues are recognized on a gross basis when the guarantee period specified in the customer contract expires. No fees for direct hire placement services are charged to employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

Career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

Marketing and publishing services revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2019 or December 31, 2018.

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

For each of the identified periods, revenues can be categorized into the following:

Three months ended September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018
Consulting and staffing services	$1,606,602	$-
Permanent placement fees	91,703	25,280
License and other	160,453	-
Career services	31,494	43,252
Marketing and publishing	55,492	90,174
Total revenue	$1,945,744	$158,706

Nine months ended September 30, 2019 and 2018:

	September 30,	September 30,
	2019	2018
Consulting and staffing services	$3,212,496	$-
Permanent placement fees	250,084	157,990
License and other	290,818	-
Career services	104,259	113,770
Marketing and publishing	223,870	415,778
Total revenue	$4,081,527	$687,538

As of September 30, 2019 and December 31, 2018, deferred revenue amounted to $104,924 and $59,468 respectively. As of September 30, 2019, deferred revenue associated with placement services are $104,924 and we expect the recognition of such services to be $54,700 within the following three months and $50,224 in 2020.

Costs of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $16,000 and $0 as of September 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk and Significant Customers

As of September 30, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 20%, 15%, and 12%, for a total of 47%. As of December 31, 2018, four customers accounted for more than 10% of the accounts receivable balance, at 24%, 22%, 21% and 12%, for a total of 79%.

For the nine months ended September 30, 2019 three customers accounted for 57% of total revenue at 30%, 17% and 10%. For the nine months ended September 30, 2018 one customer accounted for 10% or more of total revenue, at 13%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal stockholders is an employee of this firm but exerts control over this firm (see Note 11).

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs were $63,423 and $4,205 for the three months ended September 30, 2019 and 2018, respectively. Advertising costs were $66,392 and $13,619 for the nine months ended September 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of September 30, 2019:

	Fair Value at September 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$85,360	$85,360	$-	$-
Derivative liability (Note 9)	$781,748	$-	$-	$781,748

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2019:

Balance at beginning of period	$-
Additions to derivative instruments	1,750,646
Gain on change in fair value of derivative liability	(968,898)
Balance at end of period	$781,748

Marketable Securities

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The fair value allowance of the securities of $489,591 at December 31, 2017 has been reclassified to accumulated deficit from accumulated other comprehensive income at January 1, 2018 as a cumulative effect adjustment using the modified prospective method of adoption. The unrealized loss on the marketable securities during the three and nine month periods ended September 30, 2019 and 2018 has been included in a separate line item on the statement of operations, Recognized Loss on Marketable Securities.

Noncontrolling Interest in Majority Owned Subsidiary

The Company follows ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. This ASC clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. In accordance with ASC 810-10-45-21, those losses attributable to the parent and the noncontrolling interest in subsidiaries may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the noncontrolling interest shall be attributed to those interests even if that attribution results in a deficit noncontrolling interest balance.

The average noncontrolling interest percentage in RGI was 0% and 7.57% for the three months ended September 30, 2019 and 2018, respectively, 10.04% for the three months ended March 31, 2019 and 5.51% for the nine months ended September 30, 2018. The change in percentage in 2019 and 2018 results from the issuance of RGI common stock upon the conversion of RGI preferred stock. There was no noncontrolling interest after the March 31, 2019 recapitalization.

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

Intangible assets also include internal use software development costs for the Company’s website and iPhone App. These costs will be amortized over their estimated economic lives once placed in service. The assets have not been placed in service as of September 30, 2019 or December 31, 2018.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the periods ended September 30, 2019 or 2018.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Through December 31, 2018 we used the fair value method for equity instruments granted to non-employees and used the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

On January 1, 2019, the Company adopted ASU 2018-07, which substantially aligns stock-based compensation for employees and non-employees and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of the adoption of ASC 718.

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

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

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

ASC 815-40 provides that generally if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company has early adopted the guidance under ASU 2017-11 for the year ended December 31, 2017.

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

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 19,407,012 and 21,134 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively, because their effects would have been anti-dilutive.

	September 30,	September 30,
	2019	2018
Options	572,155	5,960
Stock awards	494,593	-
Warrants	470,939	15,174
Convertible preferred stock	17,869,325	-
	19,407,012	21,134

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

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company.

NOTE 2 — GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q (“Form 10-Q”). This determination was based on the following factors: (i) the Company has a working capital deficit as of September 30, 2019 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of the fiscal year ending December 31, 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

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

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of September 30, 2019 and December 31, 2018 was $708,541 and $587,000, respectively, and accumulated unrealized losses were $623,181 and $553,083 as of September 30, 2019 and December 31, 2018, respectively. The value of available for sale marketable securities was $85,360 as of September 30, 2019, based on 589,753 shares of common stock held with an average per share market price of approximately $0.14.

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net realized gains (losses) on investment sold	$(49,757)	$-	$(49,757)	$(1,792)
Net unrealized gains (losses) on investments still held	31,320	10,000	(70,097)	(58,333)

Total	$(18,437)	$10,000	$(119,854)	$(60,125)

The reconciliation of the investment in marketable securities is as follows for the nine months ended September 30, 2019:

Balance at beginning of period	$33,917
Additions	240,000
Proceeds on sales of securities	(68,703)
Recognized losses	(119,854)
Balance at end of period	$85,360

NOTE 4 — INTANGIBLE ASSETS

Intangible assets of $8,521,906 consist of the assets acquired from Genesys, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, acquired on March 31, 2019 (see Note 12). The Company is in the process of completing its accounting and valuations of the intangible assets acquired. Amortization of assets will commence upon completion of the valuations.

We also have capitalized software costs of $113,020 relating to our website and iPhone App developed for internal use. These assets have not been placed in service as of September 30, 2019.

NOTE 5 — LOANS PAYABLE

At September 30, 2019 and December 31, 2018, we are party to two lines of credit totaling $0 and $81,067, respectively. Each of these lines of credit mature within the next 12 months. Availability under the two lines was $91,300 at September 30, 2019.

We have borrowed $110,059 and $127,767 pursuant to two term loans as of September 30, 2019 and December 31, 2018, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 8.25% and 7.76%, respectively. Current monthly payments under the loans are $1,776 and $1,008, respectively.

The status of these loans as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Lines of credit and loan agreements	$-	$81,067
Term loans	110,059	127,767
	110,059	208,834
Less current portion	(25,521)	(105,028)
Non-current portion	$84,538	$103,806

Future principal payments under the lines of credit and term notes are as follows:

Year Ending December 31,
2019	$6,191
2020	25,942
2021	28,136
2022	30,492
2023	19,298
Total minimum principal payments	$110,059

Our Chief Executive Officer, who is also a stockholder, has personally guaranteed the loans described above.

NOTE 6 — NOTES PAYABLE

On November 27, 2018, RGI borrowed $50,000 and issued a $55,000 10% Original Issue Discount Promissory Note. The note matures on or before the earlier of (i) the 90th day subsequent to the issuance date of the note, and (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale (the “financing”) of any equity or debt securities of the Company (either, a “Maturity Date”). At the Company’s option, upon the Maturity Date the Company may convert all principal and interest owed to the Payee pursuant to this note into securities of the Company identical to those offered and on the same terms as those offered to the investors in the financing. Interest shall accrue on the outstanding principal balance of this note at the rate of 5% per year. Discount of $5,000 is being amortized over 90 days. During the three months ended March 31, 2019 we amortized $3,056 as interest expense.

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

As additional consideration for the February Note, RGI issued the holder warrants to purchase 75,000 shares of RGI’s common stock, exercisable for a period of five years from the date of issuance at an exercise price of $1.60 per share subject to adjustment upon the occurrence of certain events including RGI’s issuance of future securities. We valued the warrants at $42,000 based on its relative fair value and recorded that amount as debt discount. We also recorded the $10,000 original issue discount amount of debt discount. During the three months ended March 31, 2019 we amortized $29,467 as interest expense.

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

Pre-Merger Recruiter.com had issued three notes totaling $250,000. Of these, two notes totaling $150,000 were held by stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest totaling $383,947 were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com stockholders and the note holders were allocated shares of the Series E Preferred Stock. This amount has been credited to paid-in capital (see Note 8).

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Pre-Merger Recruiter.com had issued four convertible notes totaling $255,000 as of March 31, 2019. Of these notes, two notes totaling $200,000 were held by stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into preferred stock of Pre-Merger Recruiter.com at any time after such preferred stock was offered for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $322,554 were cancelled in connection with the Merger and the note holders were allocated shares of the Series E Preferred Stock of the Company issued to the stockholders of Pre-Merger Recruiter.com as consideration in the Merger. This amount has been credited to paid-in capital (see Note 8).

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Effective March 31, 2019, RGI completed the Merger with Pre-Merger Recruiter.com. At the effective time of the Merger, RGI’s newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of Series E Preferred Stock of RGI convertible into 9,687,500 shares of RGI’s common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of RGI’s outstanding common stock and in excess of 50% of the total voting power.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks were parties to the License Agreement. In consideration for the license, Pre-Merger Recruiter.com received 1,562,500 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of the Series B Preferred Stock upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 90% of RGI’s outstanding common stock. Pre-Merger Recruiter.com distributed the 1,562,500 shares of RGI’s common stock to its stockholders on March 25, 2019, in conjunction with the Merger. The distribution is considered to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The accompanying consolidated financial statements include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks since October 30, 2017. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

For further information on the Merger and recapitalization, see Note 1.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2019 and December 31, 2018, the Company had 1,429,546 and 775,000 shares of preferred stock issued and outstanding, respectively.

Series D Convertible Preferred Stock

On March 25, 2019, RGI filed a Certificate of Designations (a “COD”) with the Delaware Secretary of State (the “Secretary of State”), as amended on March 29, 2019, April 22, 2019 and May 29, 2019, designating 2,000,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $1.60 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series D Preferred Stock. Holders of Series D Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any shares of Series D Preferred Stock remain outstanding and any triggering event contained in the COD for such series occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series D Preferred Stock.

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

On March 31, 2019, the Company entered into a Securities Purchase Agreement, dated March 31, 2019 (the “Securities Purchase Agreement”) by and among the Company and the investors listed therein (the “Investors”). Pursuant to the Securities Purchase Agreement the Company sold in a private placement a total of 31,625 units (the “Units”) at a purchase price of $18.1818 per unit, or $575,000, taking into account a 10% discount. Each Unit consists of (i) one share of Series D Preferred Stock, and (ii) a warrant to purchase 6.25 shares of the Company’s common stock, subject to adjustment as provided for therein. The shares of Series D Preferred Stock sold in the financing convert into a minimum of 395,313 shares of the Company’s common stock. The Company received net proceeds from the sale of the Units of $434,997 after offering costs of $35,003 and direct payment of other Company obligations of $105,000. Two of the Investors have previously invested in the Company’s preferred stock.

The warrants are exercisable for five years from the issuance date at an exercise price of $4.80 per share, subject to adjustment as provided for therein.

During the three months ended June 30, 2019 we sold an additional 29,975 Units, each Unit consisting of one share of our Series D Preferred Stock and 6.25 warrants, for gross proceeds of $545,000. Out of these proceeds the Company, among other things, prepaid one-year of consulting fees equal to $150,000 to an entity controlled by one of the investors in the offering under a May 2019 consulting agreement with the Company. In addition, a consultant who is a principal stockholder of the Company purchased 13,750 units for $250,000 through delivering common stock of another company which had a market value of $240,000 and $10,000 in a settlement.

In April 2019 the Company issued 62,500 shares of its common stock upon conversion of 5,000 shares of its Series D Preferred Stock.

In August 2019 the Company issued 60,500 shares of its common stock upon conversion of 4,840 shares of Series D Preferred Stock.

Series E Convertible Preferred Stock

On March 25, 2019, RGI filed a COD with the Secretary of State, as amended on March 29, 2019, designating 775,000 shares of its authorized preferred stock as Series E Convertible Preferred Stock (the “Series E Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $1.60 per share, or 9,687,500 shares of the Company’s common stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the COD for such series occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

On March 31, 2019, RGI issued to the equity holders of Pre-Merger Recruiter.com 775,000 shares of Series E Preferred Stock as consideration in connection with the Merger. These shares are reflected retroactively as part of the recapitalization accounting. See Note 1 for more information on the Merger and recapitalization.

Series F Convertible Preferred Stock

On March 25, 2019, RGI filed a COD with the Secretary of State, as amended on March 29, 2019, designating 200,000 shares of its authorized preferred stock as Series F Convertible Preferred Stock (the “Series F Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $1.60 per share, or 2,500,000 shares of common stock of the Company, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series F Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any Series F Preferred Stock remains outstanding and any triggering event contained in the COD for such series occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series F Preferred Stock.

Effective March 31, 2019, the Company issued 200,000 shares of Series F Preferred Stock as consideration for the Asset Purchase (see Note 12).

Common stock

The Company is authorized to issue 31,250,000 shares of common stock, par value $0.0001 per share. As of September 30, 2019 and December 31, 2018 the Company had 2,366,581 and no shares of common stock outstanding, respectively.

In March 2018, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-50 to one-for-100. On August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the authorized shares of common stock was reduced to 31,250,000. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the reverse split.

On March 31, 2019 the Company was deemed to issue 1,747,879 shares of common stock and 389,036 shares of Series D preferred stock that were held by the RGI shareholders just prior to the merger. Additional paid in capital was credited by $3,875,411 and noncontrolling interest was charged $1,591,221 to remove it pursuant to the reverse recapitalization (see Note 6).

In April 2019 the Company issued 62,500 shares of its common stock upon conversion of 5,000 shares of its Series D Preferred Stock.

On February 1, 2019, the Company granted to Evan Sohn, its Executive Chairman, 43,423 shares of restricted common stock, which shall vest subject to his serving as Executive Chairman through February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 43,423 shares of the Company’s common stock at $3.50 per share, which options shall vest subject to serving as Executive Chairman through August 4, 2020. The stock portion of the awards has been valued at $151,981 and compensation expense will be recorded over the respective vesting periods (see Note 9). We recognized compensation expense of $37,995 and $101,320 during the three and nine months ended September 30, 2019, respectively.

On May 14, 2019, the Company granted to Mr. Sohn 451,170 shares of restricted common stock, which shall vest subject to his serving as Executive Chairman on February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 451,170 shares at $6.00 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The stock portion of the awards has been valued at $2,707,019 and compensation expense will be recorded over the respective vesting periods (see Note 9). We recognized compensation expense of $955,418 and $1,433,127 during the three and nine months ended September 30, 2019, respectively.

In August 2019 the Company issued 60,500 shares of its common stock upon conversion of 4,840 shares of Series D Preferred Stock.

Contributed capital

Pre-Merger Recruiter.com had issued into three notes aggregating $250,000. Of these notes, two notes totaling $150,000 were held by its stockholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $383,947, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Pre-Merger Recruiter.com had issued four convertible notes totaling $255,000 on March 31, 2019. Of these notes, two notes totaling $200,000 were held by its stockholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into Pre-Merger Recruiter.com preferred stock at any time after Pre-Merger Recruiter.com offered its preferred stock for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $322,554, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Certain stockholders of Pre-Merger Recruiter.com transferred a portion of their distributive 1,562,500 RGI shares (see Note 1) to employees and consultants. These shares aggregated 218,750 RGI shares, valued at $752,500, based on the $3.44 quoted trading price on the effective date of the transfer. We have charged this amount to stock compensation expense, with a corresponding credit to paid-in capital of the Company.

In April 2019 a consultant (who is also a principal stockholder and noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital of the Company.

The Company has received contributions to capital from existing stockholders, totaling $30,000 during the nine months ended September 30, 2018. These capital contributions were made for working capital purposes.

RGI equity transactions and noncontrolling interest prior to the March 31, 2019 Merger and Recapitalization

All shares of RGI’s Series A, A-1, C and C-1 convertible preferred stock discussed below and outstanding as of March 31, 2019 were exchanged for Series D Preferred Stock, with the relevant certificates of designation subsequently withdrawn.

Series A Convertible Redeemable Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 700,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with a stated value of $1.00 per share, which converts into 2.5 shares of the Company’s common stock per share of Series A Preferred Stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series A Preferred Stock. On October 30, 2017, RGI entered into Securities Purchase Agreements (each a “SPA”) with the two Investors who converted their Notes into Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), as discussed below. Pursuant to the SPAs, the Investors paid a total of $600,000 and purchased in the aggregate 600,000 of shares of Series A Preferred Stock and warrants to purchase 1,500,000 shares of the Company’s common stock. RGI received proceeds of $471,373. The balance of $128,627 was used to pay existing payables and professional fees.

Cumulative dividends accrue on the Series A Preferred Stock at a rate of 10% per annum. Holders of Series A Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A Preferred Stock is redeemable in the same manner as the Series C Preferred Stock and Series C-1 Preferred Stock, defined below. The Series A Preferred Stock is senior to all other preferred stock, except Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and the common stock upon liquidation of the Company. The warrants have a five year term and an exercise price of $0.80 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the warrants.

Series A-1 Convertible Redeemable Preferred Stock

On May 25, 2018, RGI filed a COD with the Secretary of State authorizing 600,000 shares of RGI’s preferred stock as Series A-1 Preferred Stock, with a stated value of $1.00 per share. The Series A-1 Preferred Stock converts into 2.5 shares of the Company’s common stock per share of Series A-1 Preferred Stock, subject to adjustment in the event of stock splits, stock dividends or reverse splits, and issuances of securities at prices below the prevailing conversion price of the Series A-1 Preferred Stock. Cumulative dividends accrue on the Series A-1 Preferred Stock at a rate of 10% per annum. Holders of Series A-1 Preferred Stock are entitled to vote together with holders of the Company’s common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. The Series A-1 Preferred Stock is redeemable upon the occurrence of certain triggering events.

On June 1, 2018, RGI entered into SPAs with the Investors. Pursuant to the SPAs, the Investors purchased a total of 300,000 of shares of Series A-1 Preferred Stock and warrants to purchase 750,000 shares of the Company’s common stock in exchange for a total of $300,000.

The Investors agreed to waive the Series A, Series C and Series C-1 conversion price adjustments as they relate to the sale of the Series A-1 Preferred Stock.

The warrants have a five year term and an exercise price of $0.80 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing exercise price of the Warrants.

Series B Convertible Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 1,875,000 shares of RGI’s authorized preferred stock as Series B which converts into 2.5 shares of the Company’s common stock per share of Series B, subject to adjustments in the event of stock splits, stock dividends and reverse splits. In connection with the closing of the Merger, the Company and Pre-Merger Recruiter.com amended the License Agreement and on April 2, 2019, the Company filed with the Secretary of State a Certificate of Elimination effecting the elimination of the Series B Preferred Stock. As of that date, no shares of Series B Preferred Stock had been issued.

Series C and Series C-1 Convertible Redeemable Preferred Stock

On October 24, 2017, RGI filed a COD with the Secretary of State designating 102,100 shares of RGI’s authorized preferred stock as Series C Convertible Preferred Stock, with a stated value of $20.00 per share, which converts into 12.5 shares of the Company’s common stock per share of Series C Preferred Stock, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C Preferred Stock. Cumulative dividends accrue on the Series C Preferred Stock at a rate of 10% per annum. On October 30, 2017 holders of RGI’s outstanding 4% Convertible Notes converted their 4% Convertible Notes and accrued interest into 102,100 shares of Series C Preferred Stock.

Also on October 24, 2017, RGI filed a COD with the Secretary of State designating 18,839 shares of RGI’s authorized preferred stock as Series C-1 Convertible Preferred Stock, with a stated value of $5.00 per share which converts into 12.5 shares of the Company’s common stock per share of Series C-1 Preferred Stock, subject to adjustments in the event of stock splits, stock dividends and reverse splits and issuances of securities at prices below the prevailing conversion price of the Series C-1 Preferred Stock. Cumulative dividends accrue on the Series C-1 Preferred Stock at a rate of 10% per annum. On October 30, 2017 holders of RGI’s 10% Convertible Notes converted their 10% Convertible Notes and accrued interest into 18,839 shares of Series C-1 Preferred Stock.

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

During February 2018, RGI filed an amendment to the COD for the Series C and Series C-1 Preferred Stock extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the nine months ended September 30, 2019 and 2018 we recorded a credit to noncontrolling interest of $23,852 and $1,122,411, respectively, as a result of the reduction in the redemption amount.

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

For the nine months ended September 30, 2019 and 2018, the Company had accrued dividends in the amount of $70,205 and $208,031, respectively. The accrued dividends were charged to noncontrolling interest and the net unpaid accrued dividends were added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $70,205 and $208,031 for the nine months ended September 30, 2019 and 2018, respectively, to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common stock. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to noncontrolling interest.

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

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock options

The following stock options have been issued by the Company:

RGI granted 62 options to purchase common stock in 2014, exercisable at $28.00 per share. The options have a term of five years.

During February 2018, RGI granted to its Chief Executive Officer 6,250 options to purchase common stock, exercisable at $6.40 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. Of these options 521 vest upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018. We have recorded compensation expense of $3,333 and $3,333 related to the options during the three months ended September 30, 2019 and 2018, respectively. We have recorded compensation expense of $10,000 and $12,221 related to the options during the nine months ended September 30, 2019 and 2018, respectively.

During February 2018, RGI granted to two current directors (then designees) an aggregate of 25,000 options to purchase common stock, exercisable at $6.40 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting occurring on June 30, 2018. We have recorded compensation expense of $0 and $34,284 related to the options during the three months ended September 30, 2019 and 2018, respectively. We have recorded compensation expense of $34,284 and $91,424 related to the options during the nine months ended September 30, 2019 and 2018, respectively.

During June 2018 RGI granted to six nonemployee advisors an aggregate of 15,000 options to purchase common stock, exercisable at $4.80 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant, and were fully vested as of March 31, 2019. We have recorded compensation expense of $0 and $7,250 related to the options during the three months ended September 30, 2019 and 2018, respectively. We have recorded compensation expense of $7,121 and $32,250 related to the options during the nine months ended September 30, 2019 and 2018, respectively.

On February 21, 2019, the Company granted to its Executive Chairman an aggregate of 43,423 options to purchase common stock, exercisable at $3.52 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on August 4, 2020. The award has been valued at $149,730 and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $24,955 and $66,547 related to the options during the three and nine months ended September 30, 2019, respectively.

On May 14, 2019, the Company granted to its Executive Chairman five-year options to purchase 451,170 common shares at $6.40 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The award has been valued at $2,217,952 and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $369,659 and $554,488 related to the award during the three and nine months ended September 30, 2019, respectively.

On August 1, 2019 the Company granted to five nonemployee advisors an aggregate of 31,250 options to purchase common stock, exercisable at $3.152 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest in full on May 23, 2020, subject to continued service as an advisor to the Company as of the vesting date. The awards have been valued at $98,500 and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $20,205 related to the options during the three and nine months ended September 30, 2019.

There are 572,155 options outstanding at September 30, 2019.

Warrants Recorded as Derivative Liabilities

In connection with the sale of Series A and Series A-1 Preferred Stock prior to the completion of the March 31, 2019 Merger, RGI issued an aggregate of 2,250,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants were exercisable any time on or after 90 days after the issuance date at an exercise price of $0.80 and expire on September 1, 2023. The exercise price and number of warrants were subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants. Pursuant to and just prior to the completion of the Merger these warrants were exchanged for newly issued Series D Preferred Stock (see Notes 6 and 8 and below).

In connection with the sale of Series D Preferred Stock, we issued a total of 470,939 five-year warrants with an exercise price of $4.80, subject to adjustment.

The Company identified embedded features in the warrants which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date. As of the issuance date of the unit warrants, the Company determined a fair value of $1,750,646 for the warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.83% - 2.23%, an expected term of five years, an expected volatility of 379% - 385% and a 0% dividend yield.

During the three and nine months ended September 30, 2019, the Company recorded income of $951,271 and $968,898, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $781,748 as of September 30, 2019, determined using the Black Scholes Model based on a risk-free interest rate of 1.55%, an expected term of 4.5 – 4.67 years, an expected volatility of 413% - 446% and a 0% dividend yield.

There are 470,939 warrants outstanding at September 30, 2019.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments are currently $7,078 per month and increase to $7,535 per month for the final 20 months of the lease.

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

For the three months ended September 30, 2019, lease costs amounted to $37,236 which includes base lease costs of $21,235 and common area and other expenses of $16,001. For the nine months ended September 30, 2019, lease costs amounted to $74,432 which includes base lease costs of $42,470 and common area and other expenses of $31,962. All costs were expensed during the periods and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

September 30, 2019
Operating office lease	269,054
Less accumulated reduction	(36,688)
Balance of ROU asset at September 30, 2019	$232,366

Operating lease liability related to the ROU asset is summarized below:

September 30, 2019
Total lease liability	$269,054
Reduction of lease liability	(36,688)
Total	232,366
Less short term portion as of September 30, 2019	(73,378)
Long term portion as of September 30, 2019	$158,988

Future base lease payments under the non-cancelable operating lease at September 30, 2019 are as follows:

2019	$21,234
2020	86,997
2021	89,736
2022	82,885
Total minimum non-cancelable operating lease payments	280,852
Less discount to fair value	(48,486)
Total minimum principal payments	$232,366

NOTE 11 — RELATED PARTY TRANSACTIONS

As described in Note 6 and Note 7, the Company has issued four notes to related party stockholders, totaling $350,000, of which $100,000 is held by our Chief Executive Officer. Interest expense on these stockholder notes was $0 and $14,375 for the three months ended September 30, 2019 and 2018 and was $14,375 and $43,125 for the nine months ended September 30, 2019 and 2018, respectively. Accrued interest on the notes was $121,199 at December 31, 2018. No payments of interest were made on the notes.

In April 2019 a consultant (who is also a principal stockholder and noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital.

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal stockholder and noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through September 30, 2019 no fees were due or payable under this arrangement.

During 2019 we entered into a two year consulting agreement with a shareholder to act as Company’s non-exclusive consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company shall pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company shall pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a Finder’s Fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 and $225,000 during the three and nine months ended September 30, 2019, respectively. At September 30, 2019, $165,000 of the Genesys finder’s fee is included in accrued compensation.

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $30,729 and $50,690 for the three months ended September 30, 2019 and 2018, respectively. Payments to this firm were $125,517 and $227,563 for the nine months ended September 30, 2019 and 2018, respectively.

We use Genesys for certain recruiting tools and services. Our president is a stockholder and member of the board of directors of Genesys. During the three and nine months ended September 30, 2019 we charged to operating expenses $34,581 and $41,077, respectively, for services provided by Genesys.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $82,487 and $172,568 for the three and nine months ended September 30, 2019. EOR costs related to customers processed by Icon Canada was $76,402 and $161,362 for the three and nine months ended September 30, 2019. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of September 30, 2019, the Company owes Icon $844,485 in payables and Icon Canada owes $22,200 to the Company. During the three and nine months ended September 30, 2019, we charged to cost of revenue $580,794 and $1,289,969 related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2019, we charged to operating expenses $64,377 and $117,190 related to management fees, rent and other administrative expense.

NOTE 12 — BUSINESS COMBINATION

Business Combination

On March 31, 2019, the Company, through its wholly-owned subsidiary Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”) acquired certain assets and assumed certain liabilities from Genesys pursuant to the Asset Purchase Agreement. Recruiting Solutions was formed for the purpose of completing the asset purchase transaction. For purposes of purchase accounting, the Company is referred to as the acquirer. The Company acquired the assets of Genesys for a purchase price of $8.6 million. The purchase consideration consisted of 200,000 shares of Series F Preferred Stock, which are convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into 2,500,000 shares of the Company’s common stock. The shares of Series F Preferred Stock were valued at $8.6 million based on the conversion rate of the Series F Preferred Stock and the quoted closing price of $3.44 per share of the Company’s common stock as of March 29, 2019, the last trading day preceding the completion of the Asset Purchase.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$756,609
Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets	8,521,906
Accounts payable	(615,415)
Deferred revenue	(63,100)
$8,600,000

During the quarter ended September 30, 2019 the Company reduced the fair value of accounts receivable acquired by $71,750 to $756,609 and increased the fair value of accounts payable assumed by $8,941 to $615,415. The net effect increased intangible assets by $80,691.

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

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2019 and 2018, respectively:

	September 30,	September 30,
	2019	2018
Revenue	$5,883,166	$7,649,448
Net Loss	$(4,360,330)	$(3,472,436)
Loss per common share, basic and diluted	$(3.57)	$-

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

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

Overview

Recruiter.com Group, Inc. (“RGI”, the “Company,” “we” or “us”) is an operator of an expert network platform for recruiters, which pairs enterprises with an extensive network of recruiters to drive the hiring of top talent faster and smarter. The Company offers recruiters SHRM certified recruitment training and independent earning opportunity. The Company has three subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”) and VocaWorks, Inc. (“VocaWorks”). The Company operates in Connecticut, Texas, and New York.

Reverse Stock Split

Effective August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s issued and outstanding common stock. Additionally, the number of authorized shares of common stock was reduced to 31,250,000. All share and per share data has been retroactively restated in this Quarterly Report and in the accompanying consolidated financial statements and footnotes to reflect the effects of the August 21, 2019 amendments.

Merger with Recruiter.com, Inc.

Effective March 31, 2019, RGI completed a merger (the “Merger”) with Recruiter.com, Inc., a New York based recruiting career services and marketing business and a Delaware corporation (“Pre-Merger Recruiter.com”) pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019. At the effective time of the Merger, RGI’s wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of its Series E Preferred Stock of RGI convertible into 9,687,500 shares of its common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of the RGI’s outstanding common stock and in excess of 50% of the total voting power.

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

Business Update

During the three months ended September 30, 2019, the Company continued its focus on the integration into its legacy operations of the assets purchased from Genesys in March 2019 and the business operations of Pre-Merger Recruiter.com. The Company focused on sales and marketing improvements, including marketing automation, and the hiring of additional account management personnel in order to service a high volume of client requests and to provide quality support to its larger clients.

The Company also invested time and personnel in the continued improvement of its Recruiter Training Program, which management believes to be a key part of ongoing quality and engagement improvements for its network of recruiters.

On September 24, 2019, the Company announced its new Recruiter Teams product for large enterprise clients. Under the new program, certain employers are assigned dedicated teams of recruiters to work on the employer job requirements through the platform. The Company also launched certain technical capabilities to assign and manage recruiters on the platform, and automatically distribute named account jobs using the platform software. Management plans to apply the teams function to many large enterprise customers that are currently either onboarding or in its pipeline, in order to provide rapid response to anticipated increased demand.

On October 2, 2019, the Company announced a partnership with Geometric Results, Inc. (“GRI”), a subsidiary of MSX International, the world’s largest independent non-employee workforce solutions provider. GRI is expected to expand its talent acquisition ecosystem by integrating the Company into its programs to provide talent solutions to their current and future clients.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018:

Revenue

The Company had revenue of $1,945,744 for the three months ended September 30, 2019, as compared to $158,706 for the 2018 three month period, an increase of $1,787,038 or 1,126%. The increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $1,824,000 for the three months ended September 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $37,000 (primarily from a decrease in marketing and publishing revenue), due to the management concentrating on integrating the recruitment operations related to the Genesys Asset Purchase during the three months ended September 30, 2019 and a continued focus on the development and execution of its recruitment services software platform.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $1,491,805 for the three months ended September 30, 2019. There were no comparable costs in the 2018 period.

Operating Expenses

Operating expenses totaled $2,404,642 and $453,094 for the three month periods ended September 30, 2019 and 2018, respectively. Operating expenses increased by $1,951,548, or 431%, in the 2019 three month period, as compared to the 2018 period. Operating expenses consist primarily of compensation expense, stock based compensation, professional fees and product development expenses. Stock compensation expense included in operating expenses was $1,411,565 and $45,928 for the three months ended September 30, 2019 and 2018, respectively. The increase in stock compensation relates primarily to grants of restricted stock and options made to our Executive Chairman in February and May of 2019. Additionally, there were operating expenses of approximately $512,000 attributable to the assets acquired from Genesys in March 2019, which were not present in the 2018 period.

Other Income (Expense)

	Three Months Ended September 30,
	2019	2018
Interest expense	$(10,165)	$(32,570)
Change in fair value of derivative liability	951,271	-
Net recognized (loss) gain on marketable securities	(18,437)	10,000
Total other income (expense)	$922,669	$(22,570)

Other income (expense) is comprised of interest costs, non-cash income related to the change in fair value of our derivative liabilities, and gains or losses on marketable securities. The change in the fair value of our securities results from the changes in the quoted stock price of the securities.

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

Net Income (loss)

Net loss was $1,028,034 and $316,958 for the three months ended September 30, 2019 and 2018, respectively, comprised of the components discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018:

Revenue

The Company had revenue of $4,081,527 for the nine months ended September 30, 2019, as compared to $687,538 for the 2018 nine month period, an increase of $3,393,989 or 494%. The increase in revenue resulted primarily from the acquisition in March 2019 of certain assets from Genesys. Revenue attributable to the acquired assets was approximately $3,665,000 for the nine months ended September 30, 2019, partially offset by a decrease in revenue from Recruiter.com operations of approximately $271,000 (primarily from a decrease in placement revenus marketing and publishing revenue), due to management concentrating on consummating the Merger, along with the Asset Purchase, and integrating the operations related to the Genesys Asset Purchase during the six months ended September 30, 2019.

Cost of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share. These costs are attributable to the assets acquired from Genesys. Cost of revenue was $2,953,727 for the nine months ended September 30, 2019. There were no comparable costs in the 2018 period.

Operating Expenses

Operating expenses totaled $5,575,659 and $1,505,511 for the nine month periods ended September 30, 2019 and 2018, respectively. Operating expenses increased by $4,070,148, or 270%, in the 2019 nine month period, as compared to the 2018 period. Operating expenses consist primarily of compensation expense, stock based compensation, professional fees and product development expenses. Stock compensation expense included in operating expenses was $2,979,592 and $136,956 for the nine months ended September 30, 2019 and 2018, respectively. Included in stock based compensation expense for the nine months ended September 30, 2019 is an expense of $752,500 related to the value of the Company’s shares of common stock distributed to employees and consultants by certain stockholders of Pre-Merger Recruiter.com. Besides the charge for the distribution of shares by stockholders, the increase in stock compensation relates primarily to grants of restricted stock and options made to our Executive Chairman in February and May of 2019. There was also a one-time finder’s fee of $198,000 related to the Genesys asset acquisition. Additionally, there were operating expenses of approximately $997,000 attributable to assets acquired from Genesys in March 2019, which were not present in the 2018 period.

Other Income (Expense)

	Nine Months Ended September 30,
	2019	2018
Interest expense	$(91,530)	$(104,208)
Change in fair value of derivative liability	968,898	-
Recognized loss on marketable securities	(119,854)	(60,125)
Total other income (expense)	$757,514	$(164,333)

Other income (expense) is comprised of interest costs, non-cash income related to the change in fair value of our derivative liabilities, and losses on marketable securities. The change in the fair value of our securities results from the changes in the quoted stock price of the securities.

We have determined that the warrants issued in connection with the sale of Series D Preferred Stock during the nine months ended September 30, 2019 are derivative financial instruments. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date (for example, if our stock price increases), we will record a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

Net Income (loss)

Net loss was $3,690,345 and $982,306 for the nine months ended September 30, 2019 and 2018, respectively, comprised of the components discussed above.

Liquidity and Capital Resources

We expect to continue to incur operating losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $9,335,020 compared to $5,675,391 as of December 31, 2018.

Our net cash used in operating activities was $603,384 and $612,353 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used of $8,969 is primarily attributable to a net increase in accounts payable and accrued liabilities of approximately $761,000, partially offset by an increase in loss (after adjusting for non-cash items) of approximately $727,000 and a decrease in deferred revenue of approximately $25,000.

Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of cash from the sale of marketable securities of $69,000 offset by $15,000 of expenditures for software development and equipment purchases. Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of expenditures for software development of approximately $52,000.

Net cash provided by financing activities was approximately $1,211,000 for the nine months ended September 30, 2019, primarily from the sale of preferred stock of $980,000 and a refundable deposit on the sale of preferred stock of $285,000 (net of repayments made). We also made net repayments on notes of $54,000. Net cash provided by financing activities was approximately $395,000 for the nine months ended September 30, 2018, derived primarily from the proceeds from the sale of preferred stock of $300,000, the sale of common stock of approximately $67,000, and contributions to capital of $30,000.

The financial statements included in this Quarterly Report have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report. This determination was based on the following factors: (i) the Company has a working capital deficit as of September 30, 2019 and the Company’s available cash of approximately $502,000 as of November 13, 2019 will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of the year ending December 31, 2019 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Quarterly Report and for one year from the issuance of the unaudited condensed consolidated financial statements.

To date, private equity offerings have been our primary source of liquidity and we expect to fund future operations through additional private or public equity offerings. Additional funding may not be available on terms acceptable to the Company, or at all. Additionally, any future sales of securities to finance our operations will likely dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to raise sufficient capital to fund our operations, it is likely that we will be forced to cease operations.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected effect of the partnership with GRI, our liquidity and obtaining new financing.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include continued partnership with GRI, events affecting capital markets in general and microcap companies in particular, and our ability to complete a financing including disagreements on terms. Further information on our risk factors is contained in our filings with the SEC, including the Annual Report on Form 10-K for the year ended March 31, 2018. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Direct hire recruitment placement revenues are recognized on a gross basis when the guarantee period specified in the customer contract expires. No fees for direct hire placement services are charged to employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Typical payment terms for recruitment services are net 90.

Career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point that the performance obligations are satisfied. Typical payment terms for career services are upon distribution or completion.

Marketing and publishing services revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point that the performance obligations are satisfied. Typical payment terms for marketing and publishing are net 30.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2019 or December 31, 2018.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Through September 30, 2019 we used the fair value method for equity instruments granted to non-employees and used the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) during the nine months ended September 30, 2019 that are of significance or potential significance to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

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

Both Pre-Merger Recruiter.com and the assets acquired from Genesys are significant to the Company’s consolidated financial statements. The assets of Pre-Merger Recruiter.com and the assets acquired from Genesys, excluding intangible assets and goodwill, represent in the aggregate approximately 65% of the total consolidated assets of the Company at September 30, 2019 and the revenues attributable to Pre-Merger Recruiter.com and the assets acquired from Genesys represent approximately 90% of the Company’s consolidated revenues for the nine months ended September 30, 2019.

We determined that revenue from a customer acquired in the Asset Purchase that had been reported on a net basis for the three months ended June 30, 2019, should have been reported on a gross basis. Revenue from this customer is reported on a gross basis in the accompanying financial statements for the three and nine months ended September 30, 2019, and the Quarterly Report on Form 10-Q for the three months ended June 30, 2019 has been amended to reflect this change. This represents a material weakness in analyzing revenue streams on a customer by customer basis to ensure that revenue recognition is applied appropriately. We are implementing procedures to correct this material weakness.

Changes in Internal Control over Financial Reporting

We are currently in the process of integration into our legacy operations of the assets purchased from Genesys in March 2019 and the business operations, systems and processes of Pre-Merger Recruiter.com. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the nine months ended September 30, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

EXHIBITS INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Merger Agreement and Plan of Merger, dated March 31, 2019, by and among Truli Technologies, Inc., Truli Acquisition Co., Inc. and Recruiter.com, Inc.+	8-K	4/4/19	2.1
2.2	Asset Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc., Recruiter.com Recruiting Solutions LLC and Genesys Talent LLC+	8-K	4/4/19	2.2
3.1(a)	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	8-K	5/14/19	3.1
3.1(c)	Certificate of Amendment to Certificate of Incorporation - reverse stock split	8-K	8/23/19	3.1
3.1(d)	Certificate of Designation of Series D Convertible Preferred Stock	8-K	3/29/19	3.1
3.1(e)	Certificate of Designation of Series E Convertible Preferred Stock	8-K	3/29/19	3.2
3.1(f)	Certificate of Designation of Series F Convertible Preferred Stock	8-K	3/29/19	3.3
3.1(g)	Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/4/19	3.1
3.1(h)	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock	8-K	4/4/19	3.2
3.1(i)	Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock	8-K	4/4/19	3.3
3.1(j)	Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/23/19	3.2
3.1(k)	Second Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	6/4/19	3.1
3.2	Bylaws, as amended	8-K	2/8/19	3.2
10.1	Form of Amended Securities Purchase Agreement by and among the Company and the investors listed therein+	10-Q	8/19/19	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Copies of this Quarterly Report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Recruiter.com Group, Inc. at the address on the cover page of this report, Attention: Corporate Secretary.

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