Form 10-K
period 2019-12-31
Recruiter.com Group, Inc.
filed 2020-05-08
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

RECRUITER.COM GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Waugh Dr. Suite 300, Houston, Texas	77007
(Address of Principal Executive Offices)	(Zip Code)

(855) 931-1500

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.   (Check One)

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2,637,920 based on $3.68 (on a post-reverse stock split basis), the closing price of the registrant’s Common Stock on that date.

As of May 7, 2020, the Company had 4,713,582 shares of its Common Stock, par value $0.0001 per share, outstanding.

Exhibit Index	61

Item 16	Form 10-K Summary	64

Signatures	65

i

EXPLANATORY NOTE

On March 30, 2020 (the “Original Due Date”), Recruiter.com Group, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the recruitment industry. This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the Original Due Date.

ii

PART I

ITEM 1. BUSINESS

Overview

We help businesses accelerate and streamline their recruiting and hiring processes by leveraging our expert network of recruiters aided by cutting edge artificial intelligence-based candidate sourcing and matching technology. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which opens to prospective employers access to a network of tens of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skill set, including among others information technology, accounting, finance, sales, marketing, operations, and healthcare.

Our mission is to create the most collaborative and connective global platform for professional recruiting and become the top of mind solution for hiring specialized talent – in short, to build the largest recruiter platform in the world.

Merger with Recruiter.com, Inc. and Corporate Name and Fiscal Year End Change

Effective March 31, 2019, we completed a merger (the “Merger”) with Recruiter.com, Inc. (“Pre-Merger Recruiter.com”), an affiliate of the Company, pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019. At the effective time of the Merger, our newly formed wholly-owned subsidiary merged with and into Recruiter.com, with Recruiter.com continuing as the surviving corporation and our wholly-owned subsidiary. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of our newly designated Series E convertible preferred stock (“Series E Preferred Stock”) convertible into approximately 9,687,500 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). As a result, the former stockholders of Pre-Merger Recruiter.com controlled approximately 90% of our outstanding Common Stock and in excess of 50% of the total voting power.

Following the completion of the Merger, on May 9, 2019, we changed our corporate name to Recruiter.com Group, Inc. Our fiscal year end was also changed, effective as of the effective date of the Merger, from March 31 to December 31.

Immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of our outstanding Common Stock. The Merger did not result in a change of control of our Company, as the principal stockholders of Pre-Merger Recruiter.com had controlled the Company since October 2017 and the Merger simply increased their control. In addition, our Chief Executive Officer served as the Chief Executive Officer of Pre-Merger Recruiter.com and the majority of our directors were directors (or designees) prior to the Merger. Further, our Executive Chairman was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed Executive Chairman of the Company.

Prior to the completion of the Merger, Pre-Merger Recruiter.com distributed to its stockholders the 1,562,500 shares of our Common Stock that it had previously acquired as consideration pursuant to the License Agreement with us. See “Part III. Item 13 – Certain Relationships and Related Transactions – Recruiter.com License” for further information.

For accounting purposes, the Merger was accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. Our consolidated financial statements for the years ended December 31, 2019 and 2018 are the financial statements of Pre-Merger Recruiter.com. Since Pre-Merger Recruiter.com owned a majority interest in the Company prior to the completion of the Merger, the consolidated financial statements for the years ended December 31, 2019 and 2018 contained herein include the historical operations of the Company and VocaWorks, Inc., (“VocaWorks”), the Company’s wholly-owned subsidiary . All share and per share data in the consolidated financial statements for the years ended December 31, 2019 and 2018 and the accompanying notes have been retroactively restated to reflect the effect of the Merger.

Genesys Asset Purchase

Effective March 31, 2019, we acquired certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among the Company, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiter.com Recruiting Solutions, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase, Genesys received a total of 200,000 shares of our newly designated Series F convertible preferred stock (the “Series F Preferred Stock”) convertible into approximately 2,500,000 shares of our Common Stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company is utilizing these assets in its employment staffing business operated through Recruiter.com Recruiting Solutions, LLC (“Recruiting Solutions”). This transaction was treated as a business combination for accounting purposes.

Reverse Stock Split

In August of 2019, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80. The number of shares and price per share information included in this Annual Report on Form 10-K (the “Annual Report”) reflect the effect of the reverse stock split.

Market Opportunity

According to a report by Statista, prior to the outbreak of the novel strain of coronavirus disease (“COVID-19”) the U.S. staffing and recruiting market was predicted to increase to $157.8 billion in 2020. This total industry market size includes companies which help other organizations and employers find staff, on both a temporary and permanent basis. This can be achieved through either assisting companies to recruit new internal staff or by directly providing temporary staff to fill specific functions. The temporary staffing segment is significantly larger than recruitment segment.

Since the COVID-19 outbreak was declared a global pandemic in March 2020, it has had a severe negative effect on the U.S. and global economies translating into higher unemployment rates. According to the report of the Congressional Research Service titled Global Economic Effects of COVID-19, dated May 1, 2020, global trade and GDP are forecast to decline sharply at least through the first half of 2020. Management believes the impact of the COVID-19 pandemic to be temporary, although severe. Management remains opportunistic and are positioning the Company for growth in the coming economic recovery and resulting hiring acceleration.

Our Recruiting Solutions

●	Recruiter Direct®: Recruiter.com empowers a network of over 20,000 small and independent recruiters with an innovative web platform, AI-driven job matching, and SHRM-certified recruitment training. Employers post jobs to the Recruiter.com Job Market software platform (the “Recruiter.com Platform”) to receive qualified candidates from our network of small and independent recruiters. Our solution encompasses hiring professional talent on a contract basis as well as direct hire recruiting of full-time employees.

●	Recruiter Direct® Enterprise: We offer to our large enterprise clients a premium hiring solution by assigning talent delivery managers along with building an independent team of recruiters tailored to the employer’s specific hiring needs. In addition, we offer direct platform integrations to major HR software, MSP/VMS, and payroll providers, allowing our clients to pass job postings to the Company seamlessly.

●	Recruiters On Demand: We offer employers the opportunity to hire independent recruiters on a full-time or part-time basis, using a flexible hourly or monthly structure, to assist in the sourcing, screening, interviewing and hiring process. Recruiters work with employers either virtually or on-site, and serve as trusted recruitment experts.

Other Services

●	Recruiter Certification Program: We offer recruiters or prospective recruiters a virtual recruiting and business development training platform with exclusive content, which is integrated into the Recruiter.com Platform. The Company recently offered its certification program without cost due to the COVID-19 pandemic, resulting in a significant increase in the number of active trainees.

●	Resume Distribution: We offer job seekers the opportunity to distribute their resumes to our network of recruiters for the purpose of additional exposure for their qualifications.

●	Site Monetization: Leveraging our powerful brand presence, Internet traffic, and thought leadership content, we provide Internet advertising and lead generation services to select business-to-business technology companies.

Benefits to Independent Recruiters

The Recruiter.com Platform grants a large network of small and independent recruiters access to technology and earning opportunities. With profile listings, platform access, and free candidate resumes, the Recruiter.com Platform provides recruiters with the following benefits:

●	Client Exposure: Our Recruiter.com Platform allows small and independent recruiters to access rewarding recruiting opportunities with larger and better quality clients and a more diverse set of jobs than they may normally have access to.

●	Access to Cutting Edge Candidate Sourcing and Matching AI: Our Company often sources talent from AI matching systems and provides these resumes to recruiters to expedite the hiring process. In addition, the Recruiter.com Platform is expected to provide recruiters with sourced and AI-matched candidates within the recruiter’s dashboard in mid-2020.

●	Flexibility: By allowing recruiters to draw upon a broad volume of diverse jobs, our platform enables recruiters to match more of their candidates to suitable opportunities, and to help stabilize fluctuations in their business amid changes in client and candidate demand.

●	Branding Exposure: The Recruiter.com Platform allows for the creation of recruiter profiles which highlight the skill set and industry background of professional recruiters. These online profiles provide exposure and verification for independent recruiters, who lack a standardized method of credentialing.

●	Loyalty Rewards Program: We provide recruiters on our platform with an opportunity to earn points at every step of recruitment process, including recruiting activities, such as submitting resumes for open positions and acceptance of resumes by the client. Recruiter reward points are redeemable for select merchandise.

●	SHRM-Certified Recruitment Training Program: We offer professional recruitment training to help current recruiters further develop their recruitment skills or help aspiring recruiters develop the knowledge necessary to break into the profession. Our training program aimed at The Recruiter Certification Program is a flexible six to 12 week virtual training program on professional recruiting certified for continuing education credits through SHRM, the leading HR association. The Company charges a flat fee of approximately $299 for the service, and offers a business development course for $99. The Company recently started offering the recruitment training program for free due to the COVID-19 pandemic, resulting in a significant increase in the number of active trainees.

●	Marketing and Reputation Building: We enable independent recruiters to build a business reputation and increase demand for their specialized skills through accumulating badges and training credentials on their profile.

Benefits to Clients

●	Access to an Extensive Network of Recruiters: As of the date of this Annual Report, there were over 25,000 recruiters registered on our Recruiter.com Platform with skills ranging from healthcare and technology to accounting and marketing.

●	Account Management and Personalized Talent Delivery: Internal account managers help review and develop specifications and skill requirements for open jobs at our clients. Our internal talent delivery specialists in turn review all job candidates to ensure quality before sending these candidates to the employers.

●	Cost Savings: Our platform allows employers to use a very broad network of smaller and independent recruiters, reducing reliance on traditional staffing and recruitment firms, without compromising the quality of candidates. We believe that clients may over time realize significant cost savings through this crowd-sourced method of recruiting, which distributes the labor of recruiting across many providers, versus the traditional method, which typically relies on a handful of vendors.

●	Speed: The use of the AI candidate sourcing and matching technology, paired with seamless platform integrations allows us to expedite the hiring process.

Our Strengths

●	Strong Brand: The brand name “Recruiter.com” defines an entire profession. Our brand captures the essence of our recruiting solutions and we benefit from strong brand recognition. We leverage the brand of Recruiter.com in all of our sales outreach, communications, and business development efforts, and management feels that it is a highly valuable asset.

●	Reach: With approximately 8,400 key words on the first page of Google, we benefit from excellent placement and visibility within popular search engines. In addition to strong organic Internet traffic, the Company is well positioned on popular social networks, such as LinkedIn, Twitter, and Facebook. The Company manages over 2.5 million members on LinkedIn and has a Twitter following of approximately 47,700.

●	People: Our key executives and personnel have long tenures and successful track records within e-commerce, Internet recruiting, artificial intelligence, consulting and staffing, sales and business development, and e-commerce.

●	Technology: The Recruiter.com platform allows for a scalable professional hiring at employers around the country, within industries varying from healthcare and banking to customer service and sales. We have completed and announced integrations with major technology platforms such as SAP and managed service providers, and are in the process of enabling candidate sourcing and matching with artificial intelligence.

Our Growth Strategy

We intend to grow our business by focusing our efforts on the following main areas:

●	Grow the Number of Recruiters on Recruiter.com Platform: We plan to continue to grow our recruiter network through effective referral, content, and community strategy driven by marketing automation and the strong brand presence of Recruiter.com.

●	Expand Relationships with Existing Clients: We intend to expand relationships with our existing clients and increase their spending on our platform by investing in building new products and features.

●	Attract New Clients through Strategic Partnerships with VMS/MSP and HR Providers: We intend to expand our marketing efforts to increase awareness of our platform and the benefits of using flexible and remote talent and, as a result, attract new clients.

●	Increase Growth and Earning Opportunities for Recruiters on Recruiter.com Platform: We plan to continue to invest in new products and features to help recruiters on our platform grow their businesses by developing their professional and marketing skills and increasing their earning opportunities.

●	Further Invest in Technology: We plan to continue to invest in development of our SaaS model and improve user experience by enhancing our software capabilities, data science, security, and technology infrastructure.

●	Broaden and Deepen Categories: We intend to focus further on customizing experiences for categories through tailored features and functionalities, thus making it easier and more efficient for clients to connect with the right recruiters.

●	Acquire Complimentary Assets and Businesses: The Company seeks opportunities to acquire complimentary businesses and personnel within the recruitment sector, primarily to expand the overall number of employers using the Company and Recruiter.com Platform to source talented employees and contractors. Specifically, the Company plans to approach technology-oriented recruitment companies with strong client control and knowledge, such as Recruitment Process Outsourcing (“RPO”) companies, in major cities within the continental United States, with stable profit and revenues of under $10 million as well as software companies that enable the talent acquisition process, to further build the intellectual property and technical capabilities of the Recruiter.com Platform.

Our Clients

We sell our solutions predominantly to large and mid-market businesses looking for job seekers to fill vacancies on a contract or permanent full-time or part-time basis. The majority of our revenue (approximately 90%) currently comes from our Recruiter Direct Enterprise Solution, comprised of success-based placement fees and professional contracting. Our clients include major enterprises such as Schlumberger, NRG Energy, Halliburton Co., Ford Motor Co., and Coca Cola Co, as well as rapidly growing, technology-focused startups. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15%, and 13%, for a total of 47%. The majority of our Enterprise clients were obtained through the purchase of certain assets of Genesys Talent on March 31, 2019.

Our Platform and Technology

Our Platform

Recruiter.com Platform, augmented with artificial intelligence candidate sourcing and matching technology, allows our clients to access the scalable sourcing power of an extensive network of independent recruiters, with the account management and personalized talent delivery of a full service recruitment services firm. Our platform can be used on a stand-alone basis or can be integrated with platforms operated by vendor management services (“VMS”) or managed service providers (“MSP”) to drive client demand. Recruiter.com Platform is accessible through our website at www.recruiter.com.

Artificial Intelligence

We use AI candidate sourcing and matching technology to improve the functionality and effectiveness of our solutions. This technology helps match job descriptions to a plurality of candidate resumes to find the best potential matches and provide these candidate resumes to the user. We license the candidate matching software from third parties, including Genesys and Censia Inc. (“Censia”). The initial term of our license agreement with Genesys expires on May 31, 2021, and Genesys can choose not to renew the license for successive one-year terms thereafter. Our license agreement with Censia may be terminated either by us or Censia at any time upon a 180-day prior written notice.

Our Technology Infrastructure

We host our platform at data centers owned by Databank in Baltimore, which have systems for automated backup storage and retrieval. Our websites, applications and infrastructure were designed to support high traffic volume. Company management has reviewed Databank’s independently audited “SOC 2® TYPE 2 REPORT ON CONTROLS RELEVANT TO SECURITY AND AVAILABILITY FOR DATA CENTER SERVICES” and believe their security protocols to be at or exceeding equivalent technology providers.

Product Development

We continue to invest in product development to allow for greater self-service, to enhance our platform and improve user experience, develop new products and features, and further build our infrastructure. Our goal is to build the largest online marketplace of recruiters that enables employers to identify and engage with top talent.

Sales and Marketing Strategy

Our marketing strategy is centered around driving cost-effective awareness of our brand and the benefits of our platform among recruiters and employers of all sizes, from small businesses to Fortune 500 companies. A majority of our new recruiter registrations come from direct navigation to our website through unpaid search engine listings results, social media, and other content based, no-cost referrals.

We draw on our solid Enterprise business foundation to build a sales pipeline and grow account relationships. We also form strategic relationships with major employer service providers, including VMS and MSP partners, for joint marketing and cross-selling activities, and pursue platform integrations with strategic partners to generate client demand. For example, we integrate with SAP’s Fieldglass system to stream jobs from major enterprise customers, in an automated fashion, to the Recruiter Platform.

Competition

The market for online recruitment solutions is highly competitive, fragmented, and is undergoing rapid changes related to technological advancements, shifting needs, and low barriers to entry. We compete with a number of online and offline platforms and services, including but not limited to, the following:

●	traditional recruiting and staffing service providers and other outsourcing providers, such as Korn Ferry, Russell Reynolds Associates, Inc., Allegis Group, and Robert Half International Inc.;

●	e-staffing and recruitment marketplace providers, such as Hired.com, Scout Exchange, and Upwork;

●	professional and personal social media platforms, such as LinkedIn;

●	software and business services companies focused on talent acquisition, management, invoicing, or staffing management products and services;

●	large businesses focused on talent and recruitment, such as Manpower Group, Recruit Holdings Co. Ltd, Randstad NV, and the Adecco Group;

●	online and offline job boards, classified ads, and other tools for finding work online, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter.

In addition, well-established Internet companies, such as Google, Facebook and Amazon, have entered or may decide to enter into our market and compete with our platform.

We compete based on a number of factors including, among other things: size and engagement of user base, brand awareness and reputation, relationships with third-party partners, and pricing. We differentiate ourselves through what we call our “three uniques:” People, Power, and Platform. We pride ourselves on (a) our people, who are experts in recruiting technology, (b) the power of our network, brand, distribution channels, and content and social media followings, and (c) the Recruiter.com Platform, which is a complete and custom built marketplace software platform, years in development. These three unique factors form our competitive “moat,” which management believes would be fairly difficult to replicate by a competitor.

Intellectual Property

The protection of our intellectual property is an important aspect of our business. We own our domain names and trademarks relating to the design and content of our website, including our brand name and various logos and slogans. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our software, documentation, and other proprietary information.

As of the date of this Annual Report, we held five registered trademarks in the United States, of which one is held in the name of Miles Jennings, the CEO of the Company.

Government Regulation

We are subject to a number of U.S. federal and state and foreign laws and regulations that are applicable to Internet companies and businesses that operate online marketplaces connecting businesses with recruiters. These laws and regulations may involve worker classification, employment, data protection, privacy, online payment services, content regulation, intellectual property, taxation, consumer protection, background checks, payment services, anti-corruption, anti-money laundering and sanctions laws, or other matters. Many of the laws and regulations that are or may be applicable to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. Certain states like California classify traditional contractors as employees which may increase our costs if our recruiters are held to be employees.

Employees

As of May 7, 2020, the Company had 70 full time employees and seven part-time employees. This number does not include the small and independent recruiters on the Recruiter.com Platform, which may receive payments as independent contractors.

March 31, 2019 Acquisitions

The Company is a holding company with four wholly-owned operating subsidiaries, Recruiter.com, Inc., Recruiting Solutions, LLC, Recruiter.com Consulting LLC and VocaWorks, Inc. Our Company was incorporated in Oklahoma on July 28, 2008, and on March 17, 2015, we reincorporated in Delaware. On March 31, 2019, we completed a merger with an affiliate and made an acquisition of a staffing business from Genesys. See “Merger with Recruiter.com, Inc. and Corporate Name and Fiscal Year End Change” and “Genesys Asset Purchase” for more information. .

Prior to the Merger, our primary business was operating under a License Agreement, dated October 30, 2017 (the “License Agreement”) among the Company, Pre-Merger Recruiter.com, Inc. and VocaWorks, under which Pre-Merger Recruiter.com had granted VocaWorks a license to use certain of its proprietary software and related intellectual property in the field of online and mobile-enabled staffing and talent acquisition solutions. See “Part III. Item 13 – Certain Relationships and Related Transactions – Recruiter.com License” for more information.

Corporate Information

Our principal executive offices are located at 100 Waugh Dr., Suite 300, Houston, Texas. Our telephone number is (855) 931-1500. Our website address is www.recruiter.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

We make available on our website under “Investors – SEC Filings” access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) free of charge as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, financial condition and results of operations, and adversely affect the value of an investment in our Common Stock. There may be additional risks that we do not know of or that we believe are immaterial that could also impair our business and financial condition.

Risks Related to Our Business and Industry

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We anticipate that we will continue to lose money for the foreseeable future. The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2019 and 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern.

Our continued existence is dependent upon raising additional capital and generating sufficient working capital from our operations. Because of our history of losses, we may have to continue to reduce our expenditures without receipt of sufficient proceeds from debt or equity offerings. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. We cannot assure you that we will be able to close any future financings. If we are unable to raise sufficient additional capital, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment.

Because we have a history of net losses, we may never achieve or sustain profitability or positive cash flow from operations.

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $11.8 million for the year ended December 31, 2019 and approximately $1.5 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of approximately $17.5 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable.

The COVID-19 pandemic has resulted in a significant downturn in the global and United States economies and accordingly a decreased demand for recruitment and staffing services, which could have a material adverse effect on our business, financial condition and results of operations.

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn would have a negative impact on the recruitment and staffing industry. According to the report of the Congressional Research Service titled Global Economic Effects of COVID-19, dated May 1, 2020, global trade and GDP are forecast to decline sharply at least through the first half of 2020. To date the economic impact of COVID-19 has resulted in certain reductions in the Company’s business and the Company has devoted efforts to shifting its focus in areas of hiring. As of the date of this Annual Report, no customer of the Company has gone out of business nor have any counterparties attempted to assert the existence of a force majeure clause, which excuses contractual performance. Because we depend on continued demand for recruitment services, a downturn in the recruitment and staffing industry would have a material adverse impact on our business and results of operations.

We also depend on raising additional debt or equity capital to stay operational. While the Company and its subsidiaries applied for loans made available pursuant to the Paycheck Protection Program (the “Paycheck Protection Program”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”) and received a total of $367,450 thereunder, the uses of the proceeds of these loans are limited to payroll costs, rent, utilities, and interest on mortgage obligations which were in place before February 15, 2020. Furthermore, the forgiveness of these loans is subject to meeting certain conditions, including that at least 75% of the forgiven amount must be used for payroll costs. Additionally, the amount eligible for forgiveness is subject to a reduction to the extent the Company fails to maintain its employee or pay levels or restore them to prior levels by June 30, 2020. If these conditions are not met, we may be required to repay a portion of these loans. Furthermore, the economic impact of COVID-19 may make it more difficult for us to raise additional capital when needed. In April 2020, we were informed by a factoring company that we use to supplement our liquidity that it would no longer be able to advance funds to us against our future accounts receivable due to the effect of the COVID-19 pandemic. The terms of any financing, if we are able to complete one, will likely not be favorable to us. If we are unable to raise additional capital, we may not be able to meet our obligations as they come due, raising substantial doubt as to our ability to continue as a going concern.

Substantially all of our consolidated assets are subject to a security interest in favor of factoring companies under our outstanding accounts receivable financing arrangements.

Our obligations under certain accounts receivable financing arrangements are secured by a lien on substantially all our consolidated tangible and intangible assets, including receivables from the operations of our business and outstanding ownership interests in each of the Company’s direct and indirect subsidiaries. Pursuant to these arrangements factoring companies advance funds to the Company against future accounts receivable. The Company remains responsible for collecting the accounts receivable. As of May 7, 2020, we had a balance of approximately $542,361 outstanding under these arrangements. If we are unable to meet our payment obligations under these arrangements, including as the result of failure to collect accounts receivable due to the effect of the COVID-19 pandemic, the lienholders would have the right to liquidate our assets to pay off the amounts owed. If any of our assets were to be liquidated, our business could be materially and adversely affected.

Because we have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects and increases the risks associated with investment in our securities.

We have operated our current platform since April 16, 2016, when we acquired the Platform, where it was then put into a multi-year process of further development, integration, and branding. As a result, our platform and business model have not been fully proven, and we have only a limited operating history on which to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract, retain and incentivize recruiters on our platform, as well as respond to competition and plan for and scale our operations to address future growth. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

If we fail to successfully integrate the assets we acquired from Genesys on March 31, 2019, currently comprising our staffing business, or any other assets that may be acquired in the future pursuant to our growth strategy we may not fully realize the anticipated benefits from these acquisitions, and our results of operations would be materially and adversely affected.

As previously disclosed, on March 31, 2019 we have acquired certain assets from Genesys, which currently comprise our staffing business. In addition, we may acquire additional assets in the future. The integration of these and any other assets and businesses we may acquire in the future may be complex and time-consuming and we may encounter difficulties related to such integration, including, among other things:

●	integration of new employees and management into our culture while maintaining focus and providing a consistent, high-quality level of service;

●	unanticipated issues in integrating logistics, information, communications and other systems;

●	diversion of our management’s time and attention;

●	potential unknown liabilities and liabilities larger than anticipated or unforeseen expenses or delays associated with the acquisition and the integration process; and

●	complexity associated with managing our combined company.

Some of these factors are outside our control. Our failure to successfully integrate these acquisitions, or otherwise realize any of the anticipated benefits of these acquisitions, could adversely affect our future results of operations. The integration process may be more difficult, costly or time-consuming than we anticipate, which could cause our stock price to decline.

Our future growth depends on our ability to attract, retain and incentivize a community of recruiters, and the loss of existing recruiters, or failure to attract new ones, could adversely impact our business and future prospects.

The size of our community of employers on our platform is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to attract new users to, and retain existing users on, our platform. Recruiters can generally decide to cease using our platform at any time. While we have experienced rapid growth in the number of recruiters on our platform in recent months, this growth may not continue at the same pace in the future or at all. Achieving growth in our community of users may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects would materially and adversely impacted.

If we are unable to respond to technological advancements and other changes in our industry by developing and releasing new services, or improving our existing services, in a timely and cost-effective manner or at all, our business could be materially and adversely affected.

Our industry is characterized by rapid technological change, frequent new service launches, changing user demands, and evolving industry standards. The introduction of new services based on technological advancements can quickly render existing services obsolete. We will need to expend substantial resources on researching and developing new services and enhancing our platform by incorporating additional features, improving functionality, and adding other improvements to meet our users’ evolving demands. We may not be successful in developing, marketing, and delivering in a timely and cost-effective manner enhancements or new features to our platform or any new services that respond to continued changes in the market. Furthermore, any enhancements or new features to our platform or any new services may contain errors or defects and may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new services, we may experience a decline in revenue from our existing services that is not offset by revenue from the new services.

If we experience errors, defects, or disruptions in our platform it could damage our reputation, which could in turn materially and adversely impact our operating results and growth prospects.

The performance and reliability of our platform is critical to our reputation and ability to attract and retain recruiters and clients. Any system error or failure, or other performance problems with our platform could harm our brand and reputation and may damage the businesses of users. Additionally, our platform requires frequent updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with our platform could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, delay of payment to us or recruiters, or claims by users for losses sustained by them, which could adversely impact our brand and reputation, operating results and future prospects.

The continued operation of our business depends on the performance and reliability of Internet, mobile, and other infrastructures that are not under our control.

Our business depends on the performance and reliability of Internet, mobile, and other infrastructures that are not under our control. Disruptions in such infrastructures, including as the result of power outages, telecommunications delay or failure, security breach, or computer virus, as well as failure by telecommunications network operators to provide us with the bandwidth we need to provide our products and offerings, could cause delays or interruptions to our products, offerings, and platform. Any of these events could damage our reputation, resulting in fewer recruiters actively using our platform, disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and operating results. Due to the COVID-19 pandemic, the Company implemented a work at home procedure for all of its internal staff. To date, management has not encountered any significant disruption due to the remote work conditions for Company staff.

We rely on third parties to host our platform, and any disruption of service from such third parties or material change to, or termination of, our arrangement with them could adversely affect our business.

We use third-party cloud infrastructure services providers and co-located data centers in the United States and abroad to host our platform. Software development, remote server administration, quality assurance, and administrative access is managed overseas by Recruiter Mauritius, under the direction of our Chief Technology Officer, Ashley Saddul. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use our platform, and our operating results may be adversely impacted.

Because we have arrangements with related parties affecting a significant part of our operations, such arrangements may not reflect terms that would otherwise be available from unaffiliated third parties.

We rely on arrangements with related parties for support of our operations, including technical support, back office and accounting, and may engage in additional related party transactions in the future. For example, we currently rely on a related party provider of information technology and computer services located in Mauritius for software development and maintenance related to our website and platform. Our Chief Technology Officer is an employee of this service provider. Additionally, Icon Information Consultants, LP (“Icon”), a significant stockholder, performs much of the back office and accounting functions for Recruiter.com Recruiting Solutions, LLC (“Recruiting Solutions”), the subsidiary through which we operate our Enterprise recruitment business. See “Part III – Item 13. Certain Relationships and Related Transactions, and Director Independence” for further details. Although we believe that the terms of our arrangements with related parties are reasonable and generally consistent with market standards, such terms do not necessarily reflect terms that we or such related parties would agree to in arms-length negotiations with an independent third party. Furthermore, potential conflicts of interest can exist if a related party is presented with an issue that may have conflicting implications for the Company and such related party. If a dispute arises in connection with any of these arrangements, which is not resolved to the satisfaction of the Company, our business could be materially and adversely affected.

If Internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified, or our search result page rankings otherwise decline, it could negatively affect our future growth.

We depend in part on various Internet search engines, such as Google, Yahoo, Bing and others, as well as other Internet channels and referral partners to direct traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts may result in their websites receiving a higher search result page ranking than ours, Internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results. Any of these changes could have an adverse impact on our operating results and future growth.

If we or our third-party partners experience a security breach resulting in unauthorized access to our clients’ or recruiters’ data, our data, or our platform, networks, or other systems, our reputation would suffer, demand for our services may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially and adversely affected.

Our business involves storage, processing, and transmission of our clients’ and recruiters’ proprietary, confidential, and personal information as well as the use of third-party partners who store, process, and transmit such proprietary, confidential, and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our employees. Any security breach or incident affecting us or third parties on which we rely, including resulting from computer viruses, malware, physical or electronic break-ins, or weakness resulting from intentional or unintentional service provider or employee actions, could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our clients’ or recruiters’ data, the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our clients or recruiters. If an actual or perceived security breach affecting us or our third-party partners occurs, public perception of the effectiveness of our security measures would suffer, and result in attrition of recruiters on our platform or loss of clients. Any compromise of our or our third-party partners’ security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could adversely impact our business, operating results and growth prospects.

Our platform contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.

Our Company incorporates many types of open source software, frameworks and databases, including its core Platform, which is currently architected on the Yii platform using PHP code and MySQL databases. Open source licenses typically permit the use, modification, and distribution of software in source code form subject to certain conditions. Some open source licenses require any person who distributes a modification or derivative work of such software to make the modified version subject to the same open source license. Accordingly, although we do not believe that we have used open source software in a manner that would subject us to this requirement, we may be required to distribute certain aspects of our platform or make them available in source code form. Further, the interpretation of open source licenses is legally complex. If we fail to comply with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform and the terms on which such licenses are available may not be economically feasible, to re-engineer our platform to remove or replace the open source software, to limit or stop offering our platform if re-engineering could not be accomplished on a timely or cost-effective basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition, generally there are no warranties, assurances of title, performance, or non-infringement, or controls on the origin of the software provided for the open source software. There is typically no support available for open source software, and no guarantee of periodic updates to address security risks or continued development and maintenance.

Our future growth depends in part on our ability to form new and maintain existing strategic partnerships with third party solution providers and continued performance of such solution providers under the terms of our strategic partnerships with them.

As part of our growth strategy for the overall Company and, in particular, its enterprise solution offering, we establish and maintain strategic partnerships with large and established third party solution providers to employers, such as companies specializing in enterprise application software, human resources, payroll, talent, time management, tax and benefits administration. Our strategic partnerships include among other things, integration of our platform with those of our strategic partners, joint marketing and commercial alignment, including joint events, and sales of our services by our partners’ representatives. We may be unable to renew or replace our agreements with such strategic partners as and when they expire on comparable terms, or at all. Moreover, the parties with which we have strategic relationships may fail to devote the resources necessary to expand our reach and increase our distribution. In addition, our agreements with our strategic partners generally do not contain any covenants that would limit competing arrangements. Some of our strategic partners offer, or could in the future offer, competing products and services or have similar strategic relationships with our competitors, and may choose to favor our competitors’ solutions over ours. If we are unsuccessful in establishing or maintaining our relationships with third parties, our growth prospects could be impaired and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these strategic relationships with third parties, they may not result in the growth of our client base or increased revenue. Finally, because of the economic impact from the COVID-19 pandemic, small businesses we reply upon may cease operations and larger recruiters may curtail hiring.

We rely in part on certain software that we license from third parties, and if we were to lose the ability to use such software our business and operating results would be materially and adversely affected.

We license certain candidate matching software from third parties, including Genesys and Censia, as well as other popular, commercially available third party recruiting and marketing related software systems, such as LinkedIn and Hubspot, much of which is integral to our systems and our business. The license agreement governing the use by us of the Genesys software is perpetual and is renewed on a monthly basis upon the expiration of the initial term in May 2021. Upon the expiration of the initial term the license agreement may be terminated by either party with a 15 days written notice prior to the closing of the then current term, or at any time upon a breach by either party. The license agreement governing the use by us of the Censia platform is perpetual, but may be terminated by either party with 180 days of notice. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results would be materially and adversely affected.

Because we rely on a small number of customers for a substantial portion of our revenue, the loss of any of these customers would have a material adverse effect on our operating results and cash flows.

We derive our revenue from a limited number of customers. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15%, and 13%, for a total of 47%. Any termination of a business relationship with, or a significant sustained reduction in business from, one or more of these customers could have a material adverse effect on our operating results and cash flows.

Because we have failed to meet the reserve requirement contained in our Certificates of Designation for outstanding preferred stock, if we cannot obtain waivers from most investors and demands for payment are made, we may be unable to pay these liabilities and be required to cease operations.

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. See “Part I – Item 1. Business – March 31, 2019 Acquisitions” for more information. Each of the series of preferred stock and warrants required us to reserve shares of Common Stock in the amount equal to two times the Common Stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. We are in the process of seeking stockholder approval of a change in the Company’s state of incorporation from Delaware to Nevada and simultaneous increase in our authorized Common Stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. We expect the amendment will be effective in May 2020. As of December 31, 2019, we estimate that we owed approximately $6 million in penalties to holders of preferred stock. Subsequent to December 31, 2019, we have obtained waivers from a substantial number of the preferred shareholders with respect to these penalties. Certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 related to these Series E and Series F holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who do not agree to waive the penalties.

Failure to protect our intellectual property could adversely affect our business.

Our success depends in large part on our proprietary technology and data, including our trade secrets, software code, the content of our website, workflows, proprietary databases, registered domain names, registered and unregistered trademarks, trademark applications, copyrights, and inventions (whether or not patentable). In order to protect our intellectual property, we rely on a combination of copyright, trademark, and trade secrets, as well as confidentiality provisions and contractual arrangements.

Despite our efforts, third parties may infringe upon or misappropriate our intellectual property by copying or reverse-engineering information that we regard as proprietary, including our platform, to create products and services that compete with ours. Further, we may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Additionally, effective intellectual property protection may not be available to us in every country in which our platform currently is or may in the future be available. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming, expensive and may divert management’s attention. Because we rely on our Chief Technology Officer and his staff who are based in Mauritius, we face a risk based upon any local conditions and difficulties we may face in enforcing our intellectual property rights there. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, and operating results.

We may become subject to intellectual property infringement claims and challenges by third parties.

Third parties may claim that certain aspects of our platform, content, and brand infringe on their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant legal expenses and, if successfully asserted, could require us to pay substantial damages or make ongoing royalty payments, prevent us from offering certain aspects of our platform, require us to comply with other terms that may be unfavorable to us, or require us to stop using technology that contains the allegedly infringing intellectual property.

Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims typically involve large legal fees, and the time and resources necessary to resolve them could divert our management’s attention and adversely affect our business and operating results.

If we or our clients are perceived to have violated or are found in violation of, the anti-discrimination laws and regulations as the result of the use of predictive technologies or external independent recruiters in the recruitment process, it may damage our reputation and have a material adverse effect on our business and results of operations.

We and our clients may be exposed to potential claims associated with the use of predictive algorithms and external recruiters in the recruitment process, including claims of age and gender discrimination. For example, Title VII of the Civil Rights Act of 1964 (“Title VII”) prohibits employers from limiting employment opportunities based on certain protected characteristics, including race, color, religion, sex, and national origin. The Age Discrimination in Employment Act of 1967 (the “ADA”) prohibits discrimination based on age. Certain social media companies, as well as employers purchasing targeted ads from such companies, have recently come under scrutiny for discriminatory advertising. In September 2019, the U.S. Equal Employment Opportunity Commission (the “EEOC”) ruled that several employers violated the ADA and Title VII by publicizing job openings on social media through the use of ads that targeted young men to the detriment of women and older workers. If we or our clients are perceived to have violated or are found in violation of, Title VII, the ADA, or any other anti-discrimination laws and regulations as the result of the use of predictive technologies in the recruitment process, it may damage our reputation and have a material adverse effect on our business and results of operations.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth following our March 31, 2019 acquisition and merger. More recently, the number of recruiters on our platform increased from approximately 10,000 recruiters in July 2019 to over approximately 25,000 recruiters in April 2020. Businesses which grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth nor can there be any assurance that growth in the number of recruiters and users on our platform will translate to an increase in revenue. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If recruiters on our Platform were classified as employees instead of independent contractors, our business would be materially and adversely affected.

The Company believes that the recruiters who engage with us on Recruiter.com Platform are independent contractors, due to a number of factors, including our inability to control these recruiters, and the Company’s Terms of Use with our users reflect that understanding. However, if the independent contractor status of recruiters is challenged, we may not be successful in defending against such challenges in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving lawsuits relating to the independent contractor status of recruiters could be material to our business. In September 2019, California enacted a new employee classification law that codified the 2018 decision by the state’s Supreme Court classifying independent contractors as employees unless they satisfy the following requirements: (i) are free from the control and direction of the entity relating to the performance of the work; (ii) perform work outside the usual course of the hiring entity’s business; and (iii) are customarily engaged in an independently established trade, occupation, or business. We cannot be certain if it will impact us.

If a court or an administrative agency were to determine that the recruiters on our platform must be classified as employees rather than independent contractors, we and/or our clients would become subject to additional regulatory requirements, including but not limited to tax, wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); employee benefits, social security, workers’ compensation and unemployment; discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other laws and regulations applicable to employers and employees. Compliance with such laws and regulations would require us to incur significant additional expenses, potentially including without limitation, expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Additionally, any such reclassification would require us to fundamentally change our business model, and consequently have an adverse effect on our business and financial condition.

Approximately 50% of the recruiters on our platform are located in jurisdictions outside the United States, which exposes us to risks related to operating abroad.

Even though we currently have a limited physical presence outside of the United States, recruiters on our platform are located in approximately 150 countries around the world, the most prevalent being those recruiters who reside in the United States, India, Malaysia, England, and Canada, which subjects us to the risks and uncertainties associated with doing business internationally. Additionally, users on our platform include recruiters from some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Because our platform is generally accessible by users worldwide, one or more jurisdictions may claim that we or recruiters on our platform are required to comply with the laws of such jurisdictions. Laws outside of the United States regulating Internet, payments, escrow, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with foreign laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

Risks inherent in conducting business with an international user base include, but are not limited to:

●	being deemed to conduct business or have operations in jurisdictions where we have users and being subject to their laws and regulatory requirements;

●	our need to comply with evolving privacy laws in the United States and globally including the European Union’s General Data Protection Regulation as well as privacy laws elsewhere;

●	new or changed regulatory requirements;

●	varying worker classification standards and regulations;

●	organizing or similar activity by local unions, works councils, or similar labor organizations;

●	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

●	costs of localizing services, including adding the ability for clients to pay in local currencies;

●	lack of acceptance of localized services;

●	difficulties in and costs of staffing, managing, and operating international operations or support functions;

●	taxation;

●	weaker intellectual property protection;

●	economic weakness or currency related challenges or crises;

●	the burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to work councils or similar labor organizations), consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;

●	our ability to adapt to sales practices and client requirements in different cultures;

●	fluctuations in foreign currency exchange rates;

●	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

●	corporate or state-sponsored espionage or cyberterrorism;

●	macroeconomic conditions in certain foreign jurisdictions; and

●	political instability and security risks in countries where we have users.

The risks described above may also make it more difficult for us to expand our operations internationally. Analysis of, and compliance with, global laws and regulations may substantially increase our cost of doing business. We may be unable to keep current with changes in laws and regulations as they develop. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, interest, costs and fees (including but not limited to legal fees), injunctions, loss of intellectual property rights, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international user base successfully, our business, operating results, and financial condition could be adversely affected.

If we are unable to maintain our relationships with payment and banking partners, our business could be materially and adversely affected.

We rely on banks and card processors to provide clearing, processing, and settlement functions for the funding of all transactions on our platform. We also rely on a network of disbursement partners to disburse funds to recruiters on our platform, including our banking partners and payment solution providers such as PayPal and Qwil.

Relationships with our payment partners are critical to our business. We may not be able to maintain these relationships in the future on terms favorable to us or at all. Our payment partners may, among other things:

●	be unable to effectively accommodate evolving service needs, including as the result of rapid growth or higher volume;

●	choose to terminate or not renew their agreements with us, or only be willing to renew on less advantageous terms;

●	change the scope of their services provided to us, cease doing business with us, or cease doing business altogether; or

●	experience delays, limitations, or closures of their own businesses, networks, or systems, resulting in their inability to process payments or disburse funds for certain periods of time.

Alternatively, we may be forced to cease doing business with our payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject change or are interpreted to make it more difficult or impossible for us to comply. If we are unable to maintain our current relationships with payment partners on favorable terms, or if we are unable to enter into new agreements with payment partners, our business may be materially and adversely affected.

If we are unable to compete effectively, our business and operating results will be materially and adversely affected.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online procurement of professional employee talent. Larger and more established companies may focus on our direct market and could directly compete with us. Smaller companies, including software developers, could also launch new services that compete with us that could gain market acceptance quickly.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical, and other resources, that could allow them to respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions, or user preferences or requirements. These companies may use these advantages to offer products and services similar to ours at a lower price, develop different products and services to compete with our platform.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party partners. By doing so, these competitors may increase their ability to meet the needs of existing or prospective users. These developments could limit our ability to obtain revenue from existing and new users. If we are unable to compete effectively against current and future competitors, our business and operating results would be materially and adversely impacted.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management, and unsuccessful succession planning could adversely affect our business.

Our future success will depend in large part on our ability to attract and retain high-quality management, operations, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. The loss of qualified executives and key employees, or inability to attract, retain, and motivate high-quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.

We depend on the continued services of our key personnel, including Miles Jennings, our Chief Executive Officer, Evan Sohn, our Executive Chairman, Rick Roberts, the President of Recruiting Solutions and Ashley Saddul, our Chief Technology Officer. The Company has entered into an Employment Agreement with Miles Jennings and a letter agreement with Evan Sohn. See “Part III. Item 11. Executive Compensation – Named Executive Officer Employment Agreements” for more information. The Company does not have an employment agreement with Rick Roberts or Ashley Saddul. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

If there are adverse changes in domestic and global economic conditions, it may negatively impact our business.

Our business depends on the continued demand for labor and on the economic health of current and prospective clients that use our platform and services. Any significant weakening of the economy in the United States or globally, more limited availability of credit, a reduction in business confidence and activity, economic uncertainty, financial turmoil affecting the banking system or financial markets, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on hiring, and may ultimately result in new regulatory and cost challenges to our operations. These adverse conditions could result in reductions in revenue, longer sales cycles, slower adoption of new technologies, and increased competition, which could in turn materially and adversely affect our business, financial condition, and operating results. See also “The COVID-19 pandemic has resulted in a significant downturn in the global and United States economies and accordingly a decreased demand for recruitment and staffing services, which could have a material adverse effect on our business, financial condition and results of operations.”

The regulatory framework for privacy and data protection is complex and evolving, and changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations, could adversely affect our business.

In the course of our day-to-day business operations we receive, collect, store, process, transfer, and use personal information and other user data. As the result, we are subject to numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection both in the United States and abroad is, and is likely to remain for the foreseeable future, uncertain and complex, is changing, and the interpretation and enforcement of the rules and regulations that form part of this regulatory framework may be inconsistent among jurisdictions, or conflict with other laws and regulations. Such laws and regulations as they apply to us may be interpreted and enforced in a manner that we do not currently anticipate. Any significant change in the applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of user data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our platform and our products and services, in a manner that could materially affect our business.

The laws, regulations, and industry standards concerning privacy, data protection, and information security also continue to evolve. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), effective January 1, 2020, which requires companies that process personal information of California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, effective October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers from selling personally identifiable information that they collect through a website or online service. The costs of compliance with, and other burdens imposed by, the privacy and data protection laws and regulations may limit the use and adoption of our services and could have a material adverse impact on our business. As a result, we may need to modify the way we treat such information.

Any failure or perceived failure by us to comply with any privacy and data protection policies, laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

If we sustain an additional impairment in the carrying value of long-lived assets and goodwill in the future, it will negatively affect our operating results.

As the result of the merger with Pre-Merger Recruiter.com and the purchase of assets from Genesys in March 2019, we have a significant amount of long-lived intangible assets and goodwill on our consolidated balance sheet. Under the Generally Accepted Accounting Principles in the U.S. (“GAAP”), long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in the Company’s stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. We recorded a $3 million non-cash goodwill impairment charge for the year ended December 31, 2019 relating to the Genesys Asset Purchase. If in the future we record additional impairment charges related to our goodwill and long-lived assets in the future, our operating results would likely be materially and adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2019. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. For example, we restated certain financial results included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2019. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

If we are investigated or sued by the SEC due to our failure to timely remediate the identified material weaknesses in our internal control over financial reporting, it may have a material adverse effect on our business and financial condition.

Recently the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses at the time the lawsuits were filed. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we had not remediated our material weaknesses for a number of consecutive annual reporting periods, we will face the following risks:

●	it will divert our management’s attention from our core business operations;

●	we will incur substantial legal fees in connection with both the investigation and the lawsuit if it is filed;

●	if we are sued, we may be required to pay civil monetary penalties in addition to other remedies the SEC or a court may impose;

●	any public disclosure may cause investors to sell our stock which may result in a material decline in our stock price that will cause investors to lose money; and

●	our existing stockholders will experience more dilution as we are required to raise capital at a lower price per share.

Risks Relating to Our Common Stock

As a result of our recent financings, the Merger and the Asset Purchase we are obligated to issue a substantial number of additional shares of Common Stock, which will dilute our present stockholders.

During the period from March through June 2019, we engaged in a series of private placement transactions issuing to several accredited investors shares of convertible preferred stock and warrants to purchase Common Stock. We have also issued convertible preferred stock in connection with the Merger and Asset Purchase. See “Part I – Item 1. Business – March 31, 2019 Acquisitions” for further details. As of the date of this Annual Report, there were approximately 17,409,951 shares of Common Stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the preferred stock held by the investors, we will be required to reduce the conversion prices of our preferred stock held by the investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, while we may effect a reverse stock split in the future and our stock price may rise above $5.00, there is no guarantee that our stock price will rise or stay above $5.00 per share. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of our shares.

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

There has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will either develop or be maintained. Our Common Stock is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, including as the result of the COVID-19 pandemic, could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

Because we have failed to meet the continued eligibility requirements of the OTCQB, our Common Stock may be unable to remain traded on the OTCQB market of the OTC Markets Group.

There is no active trading market for our Common Stock which trades on the OTCQB. The OTCQB has certain continued eligibility requirements including the requirement to maintain at least 10% free trading public float. Because the Company is a former shell, any Common Stock issued upon conversion of convertible securities issued in a private placement less than two years from the measuring date (unless sold) as well as Common Stock owned by our officers, directors and any affiliates are not considered part of the public float under the OTCQB standards. We received notices from OTC Markets Group Inc. in the past regarding failure to meet the public float requirement but were able to regain compliance. We are currently not in compliance with this requirement and have a June 30, 2020 deadline which was extended due to COVID-19. Previously we were able to regain compliance by persuading certain holders of our preferred stock to convert shares. The same problem can occur if we issue Common Stock in private placements or in exchange for services. If we fail to meet this OTCQB requirement or other continued eligibility requirements, our Common Stock will trade on OTC Pink which is even more illiquid than the OTCQB. We cannot assure you that we will continue to comply with the continued eligibility requirements in the future particularly as long as our Common Stock is not actively traded.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders convert preferred stock or exercise warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted Common Stock may be publicly sold pursuant to Rule 144 under the Securities Act six months after issuance of convertible securities.

Because we may issue preferred stock without the approval of our stockholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board of Directors (the “Board”) may authorize, without a vote of our stockholders, an issuance of one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock shares to drop significantly, even if our business is performing well.

A small group of stockholders controls our Company, which could limit your ability to influence the outcome of key transactions, including changes of control.

A small group of stockholders, including our management, controls approximately 43% of our outstanding voting power and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

If our Common Stock becomes subject to a “chill” imposed by the Depository Trust Company (the “DTC”), your ability to sell shares of our Common Stock may be limited.

The DTC acts as a depository or nominee for the shares held in “street name.” In the last several years, the DTC has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of Common Stock of issuers whose Common Stock trades on the tiers of the OTC Markets. Depending on the type of restriction, a chill or freeze can prevent stockholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our Common Stock, if it were to do so your ability to sell shares of our Common Stock would be limited. In such event, your investment will be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently does not own any properties.

Our corporate headquarters are located in Houston, Texas, where we occupy facilities totaling approximately 5,480 square feet under a lease that expires in November 2022. See “Part III – Item 13. Certain Relationships, Related Transactions and Director Independence” for further information. We do not currently have other leased offices.

Apart from disruptions caused by COVID-19, three of our senior executives, our Chief Executive Officer, our Executive Chairman and our Chief Financial Officer work remotely while a fourth key executive, our Chief Technology Officer is an employee of a third party service company based in Mauritius. Our Chief Technology Officer devotes substantially all of his time to his duties for the Company. The President of Recruiting of Solutions works from our Houston offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQB under the symbol “RCRT.”

Set forth below is the high and low bid price information for our Common Stock for each full quarterly period during the years ended December 31, 2019 and 2018. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions. Our Common Stock does not trade on a regular basis, and has only averaged trading on three days per month over the past year. The below prices have been adjusted to give retroactive effect to the one-for-80 reverse stock split effected on August 21, 2019.

Year	Quarter Ended	High ($)	Low ($)
Year ended December 31, 2019
	December 31	2.25	0.76
	September 30	5.52	1.50
	June 30	18.40	2.56
	March 31	3.50	3.40
Year ended December 31, 2018
	December 31	13.20	3.20
	September 30	6.00	3.60
	June 30	10.40	4.00
	March 31	6.80	4.80

Holders

As of May 7, 2020, there were approximately 414 registered holders of record of our Common Stock, nine holders of record of our Series D Convertible Preferred Stock, approximately 12 holders of record of our Series E Convertible Preferred Stock, and approximately seven holders of record of our Series F Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

Dividends

To date, we have not paid cash dividends on our Common Stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I – Item 1A. Risk Factors.”

Overview

We are an operator of an expert network platform for recruiters, which pairs enterprises with an extensive network of recruiters to drive the hiring of top talent faster and smarter. We offer recruiters SHRM certified recruitment training and independent earning opportunity. The Company has four subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, and VocaWorks, Inc. (“VocaWorks”). In addition, in early 2020 the Company formed a wholly-owned subsidiary in Nevada for the purpose of the previously announced proposed change in the state of incorporation from Delaware to Nevada, subject to stockholder consent. The Company operates in Connecticut, Texas, and New York.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of consulting and staffing personnel services provided to customers to satisfy demand for long-term consulting and temporary employee needs;

●	Recruiting Solutions: Consists of placement of specialized personnel at employers generating success-based fees for candidate referrals for direct-hire, facilitated by our Platform and artificial intelligence matching technologies;

●	Career Solutions: Consists of (i) Resume Distribution, whereby we send out candidate resumes to our network of independent recruiters and (ii) Recruiter Certification Program, whereby users access our recruitment training content through our online learning management system; and

●	Marketing Solutions: Consists of web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

Cost of revenue primarily consists of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this Annual Report. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry, and if the recovery is not robust, the impact could be prolonged and severe. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect in the second half of 2020. Ultimately, the recovery may be delayed and the economic conditions may worsen. Management continues to monitor the overall job market and maintain close communication with its clients in order to best position the Company for growth amidst its expected recovery.

2019 Business Update

In March 2019, we completed the Merger with Recruiter.com, our principal stockholder, as the result of which Recruiter.com became a wholly-owned subsidiary of the Company, and acquired certain assets and assumed certain liabilities Genesys Talent. See “Part I – Item 1. Business – March 31, 2019 Acquisitions” for further details regarding these transactions. Following the Merger, the Company changed its corporate name to Recruiter.com Group, Inc. and its trading symbol to RCRT.

In May 2019, our Common Stock was admitted to trading on OTCQB.

From March through June 2019, the Company also raised approximately $1,120,000 in gross proceeds from a private placement to several accredited investors of units, consisting each of one share of its Series D Preferred Stock and seven five-year warrants to purchase the Company’s Common Stock at a price of $4.80 per share. A portion of the purchase price of the units was paid by delivering to us Common Stock of another publicly traded company with a value of $215,000, not included in the gross proceeds discussed above.

In July 2019, the Company announced a partnership with Censia, an artificial intelligence engine for candidate sourcing, which resulted in the Company making use of the software. As of April, 2020, the Company and Censia have continued integration efforts, with a software roll out to the Recruiter.com Platform expected in Q3 of 2020.

In August of 2019, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80. The purpose of the reverse stock split was to improve the Company’s capital structure and trading price of our Common Stock, in order to attract a broader investor base and allow it to meet the initial listing requirements of a national securities exchange.

In December 2019, we announced that the number of recruiters on our software platform exceeded 20,000 recruiters.

Our business development efforts in 2019 enabled the Company to announce an integration with SAP in January 2020. The Company’s Job Market platform is now available to businesses that use SAP Fieldglass® on SAP® App Center, the digital marketplace for SAP partner offerings.

Overall in 2019, management focused on the integration of Genesys staff, technology, and clients with the business of Pre-Merger Recruiter.com, while driving improvements of the Recruiter.com Platform, expanding partner relationships and integrations, and building sales and marketing efforts to position the Company as the largest recruiter platform in the world.

Results of Operations

Revenue

Our revenue for the year ended December 31, 2019 was $5,997,987 compared to $828,920 for the prior year. Revenue for the year ended December 31, 2019 included nine months of operations for the recruitment and staffing business we acquired from Genesys in the Asset Purchase. We expect revenue to decrease in future periods due to the effect of the COVID-19 pandemic. The extent to which the COVID-19 pandemic will impact our future revenue is uncertain at this time

Cost of Revenue

Cost of revenue for the year ended December 31, 2019 was $4,448,202 compared to $0 in the prior year. Cost of revenue was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys in the Asset Purchase and included related party costs of $2,082,367.

Our gross profit for 2019 was $1,549,785 which produced a gross profit margin of 25.8%.

Operating Expenses

We had total operating expenses of $12,053,967 for the year ended December 31, 2019 compared to $2,051,972 in 2018. The increase was primarily due to a $3 million non-cash impairment expense related to the March 2019 Asset Purchase, the non-cash amortization of intangibles and the increased general and administrative expenses resulting from equity grants to employees and consultants and the integration of the business acquired from Genesys (which were also non-cash), partially offset by a decrease in product development expenses.

Sales and Marketing

Our sales and marketing expenses for the year ended December 31, 2019 were $119,597 compared to $26,960 for the prior year, which reflects the growth in our business.

Product Development

Our product development expenses for the year ended December 31, 2019 decreased to $203,400 from $299,808 for the prior year. The product development expenses in 2019 included $15,000 paid to Ashley Saddul, the Company’s Chief Technology Officer, and approximately $181,400 paid to Recruiter.com Mauritius, a related party. In 2018, product development expenses included $297,631 paid to Recruiter.com Mauritius.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2019, we incurred a non-cash amortization charge of $477,518 related to the intangible assets acquired from Genesys in the Asset Purchase and a non-cash impairment of intangible assets charge of $113,020 related to our website and iPhone app developed for internal use. Following our annual goodwill impairment test as of December 31, 2019, we also recorded a non-cash goodwill impairment charge of $3,000,000 in 2019 compared to none in 2018, primarily due to the market capitalization of the Company’s Common Stock.

General and Administrative

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2019, our general and administrative expenses were $8,140,432, including $4,643,127 of non-cash stock based compensation. In 2018, our general and administrative expenses were $1,725,204.

Other Income (Expenses)

Other income (expenses) for the year ended December 31, 2019 consisted of net expense of $1,339,331 compared to net expense of $244,835 in 2018. The primary reasons for the increase included accrued penalties in the amount of $2,238,314, included in Interest expense and finance cost, related to outstanding preferred stock partially offset by a non-cash gain of $1,138,604 from the change in the fair value of the derivative liability from our outstanding warrants issued in 2019. We expect other expenses to decrease in future periods as the result of non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

Net loss

In 2019, we incurred a net loss of $11,843,513 compared to $1,467,887 in 2018. After taking into account the accrued preferred stock dividends, we incurred a net loss attributable to shareholders of $11,953,207 in 2019 compared to $2,259,289 in 2018. We expect net loss to increase in future periods due to the effect of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

Definition of Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of Recruiter nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

Recruiter defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018
Net loss	$(11,843,513)	$(1,467,887)
Interest expense and finance cost, net	2,344,486 [1]	143,627
Depreciation & amortization	478,191	-
EBITDA (loss)	(9,020,836)	(1,324,260)
Bad debt expense	23,500	-
Impairment expense	3,113,020	-
Gain on change in fair value of derivative	(1,138,604)	-
Stock-based compensation	4,643,127	187,156
Adjusted EBITDA (Loss)	$(2,379,793)	$(1,137,104)

[1]	$2,238,314 of penalties from covenant breaches are included as part of interest expense and finance cost.

Liquidity and Capital Resources

For the year ended December 31, 2019, net cash used in operating activities was $1,390,858, compared to net cash used in operating activities of $755,174 for 2018. The increase in cash used in operating activities was attributable to the growth in our business following the March 31, 2019 Asset Purchase offset by non-cash charges, net of the change in fair value of derivative liability.

For 2019, investing activities provided $80,739 principally from the sale of marketable securities, compared to $72,486 of cash used in investing activities in 2018. The principal driver in 2018 was cash paid for software development.

In 2019, net cash provided by financing activities was $1,602,219. The principal factors were $979,997 from the sale of preferred stock, a $500,000 refundable deposit on the purchase of preferred stock and $424,510 generated by the sale of future receivables, offset by a $215,000 repayment of preferred stock deposit and $105,034 in repayment of notes. In 2018, financing activities provided $463,663, including $300,000 from the sale of preferred stock.

Based on cash on hand as of May 5, 2020 of approximately $345,000, the Company does not have the capital resources to meet its working capital needs for the next 12 months. This balance includes $367,450 borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. We are party to two lines of credit. Advances under each of these lines of credit mature within 12 months of the advances. Availability under these two lines of credit in the amount of $91,300 at December 31, 2019 has been suspended in 2020 due to COVID-19 uncertainty.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of $11,843,513. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

To date, private equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. The COVID-19 pandemic has affected the Company’s ability to receive advances against its future accounts receivable as discussed in more detail below.

The Company and its subsidiaries are parties to a Merchant Receivables Purchase and Security Agreement, dated December 6, 2019(the “First Receivables Purchase Agreement”), with Change Capital Holdings I, LLC (“Change Capital”) and a Merchant Receivables Purchase and Security Agreement, dated December 16, 2019, with Change Capital (the “Second Receivables Purchase Agreement” and together with the First Receivables Purchase Agreement, the “Receivables Purchase Agreements”). Pursuant to the Receivables Purchase Agreements, Change Capital has agreed to advance a total of $450,000 in cash (the “Purchase Price”) and the Company and its subsidiaries agreed to pay Change Capital in equal weekly instalments over the course of 52 weeks an amount of approximately $567,000 (the “Specified Amount”), which amount includes the fees payable by the Company under the Receivables Purchase Agreements. . As long as no default has occurred under the Receivables Purchase Agreements, the Company has the right to pay the remaining balance of the Specified Amount to Change Capital prior to the due date at a total cost of 3% of the Purchase Price per month. Pursuant to the Receivables Purchase Agreements, the Company and the subsidiaries party to the Receivables Purchase Agreements also granted to Change Capital a security interest in all their assets now owned or acquired in the future. In March 2020, the Receivables Purchase Agreements were amended to increase the amount due by $54,574, extend the term to 65 weeks and to reduce the amount of a weekly payment to $7,298. The transactions pursuant to the Receivables Purchase Agreements have been accounted for as “Sale of Future Revenues.”

A wholly-owned subsidiary of the Company is also a party to an arrangement with Qwil PBC, entered into subsequent to December 31, 2019, that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. As of May 7, 2020, we had an outstanding balance in the amount of approximately $111,777 pursuant to this arrangement. In April 2020, Qwil informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic.

The advances received pursuant to the arrangements with Change Capital and Qwil are carried as liabilities on our balance sheet and the accounts receivable remain on our books until collected.

We are engaged in discussions with certain investors regarding a potential private placement of convertible debt and warrants and with certain factoring companies regarding accounts receivable financing. We may not be able to complete these or any other financing transactions on terms acceptable to the Company, or at all. Additionally, any future sales of securities to finance our operations will likely dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to raise sufficient capital to fund our operations, it is likely that we will be forced to cease operations.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Revenue Recognition

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

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the risk of identifying and hiring qualified employees and has the discretion to select the employees and establish their price and duties and bears the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to its customers.

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

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value.

The Company performs its annual goodwill and impairment assessment on December 31st of each year.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees, directors and others based on their fair values and recognizes such awards as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent we grant additional stock options or other stock-based awards.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 as of January 1, 2019.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s beliefs with respect to the impact of the COVID-19 pandemic, the expected launch of the AI-sourced candidate matching on the Recruiter.com Platform, the anticipated benefits to our clients from the recruitment services that we provide, our plans with respect to continued growth of our network of recruiters and methods of growing such network, expansion of existing client relationships, growing our client base through strategic partnerships, investment in new products and features to help recruiters on the Recruiter.com Platform grow their business, investment of future development of our technology, development of tailored features and functionalities to customize client experience, potential future acquisitions, our beliefs regarding the possibility of emerging future direct competitors, expected future expenditures on marketing efforts, our expectation regarding the timing and expected effect of the Company’s changing its state of incorporation from Delaware to Nevada, the expected future characterization of the small and independent recruiters on the Recruiter.com Platform as independent contractors, expected future increase in competition, expected future fluctuations in our stock price, our beliefs with respect to the adequacy of our facilities and our ability to accommodate any future expansion, our plans with respect to payment of dividends, our expectations for the recovery of the recruitment industry in 2020, the timing of the software rollout resulting from integration with Censia, our expected decrease in future revenues and increase in the net loss, future capital-raising activity, expected forgiveness of the loans received under the Paycheck Protection Program, and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

●	our ability to continue as a going concern;

●	our ability to raise additional capital to support our operations;

●	the effect of COVID-19 on our Company and the national and global economies;

●	our ability to achieve positive cash flow from operations;

●	continued demand for services of recruiters;

●	unanticipated costs, liabilities, charges or expenses resulting from violations of covenants under our existing or future financing agreements;

●	our ability to operate the Recruiter.com Platform free of security breaches; and

●	our ability to identify suitable complimentary businesses and assets as potential acquisition targets or strategic partners, and to successfully integrate such businesses and /or assets with the Company’s business.

See “Part I – Item 1A. Risk Factors” for additional information regarding the risks and uncertainties that could affect our business, financial condition and results of operations. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)       Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2019, as further described below.

(b)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

Management has determined that, as of December 31, 2019, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the consolidated financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

ITEM 9B. OTHER INFORMATION

On December 16, 2019, the Company and Recruiter.com, Inc., Recruiting Solutions, and VocaWorks, each a wholly owned subsidiary of the Company entered into the Second Receivables Purchase Agreement with Change Capital in addition to the First Receivables Purchase Agreement previously disclosed in the Current Report on Form 8-K filed on December 9, 2019. Pursuant to the Second Receivables Purchase Agreement, Change Capital agreed to advance an additional $225,000 in cash in exchange for an undertaking by the Company and its Subsidiaries to pay to Change Capital in equal weekly instalments over the course of 52 weeks an amount of approximately $283,500, which amount included the fees payable by the Company under the Second Receivables Purchase Agreement. As the result, the Company owed Change Capital an aggregate total amount of $567,000 under both Receivables Purchase Agreements. The Second Receivables Purchase Agreement was otherwise identical to the previously executed Receivables Purchase Agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Miles Jennings	42	Chief Executive Officer and Director
Robert Scherne	63	Interim Chief Financial Officer
Evan Sohn	52	Executive Chairman
Ashley Saddul	50	Chief Technology Officer
Rick Roberts	59	President of Recruiting Solutions
Non-Employee Directors
Timothy O’Rourke	54	Director
Douglas Roth	51	Director
Wallace D. Ruiz	68	Director

Executive Officers

Miles Jennings – Mr. Jennings has served as the Company’s President, Chief Executive Officer, and a director since October 30, 2017 and the Chief Financial Officer from November 27, 2017 until April 2019. Mr. Jennings founded and served as the Chief Executive Officer of Recruiter.com from 2010 until October 2017 and currently serves on Recruiter.com’s Board.

Robert Scherne – Mr. Scherne has served as the Interim Chief Financial Officer of the Company since April 2019. He has been the Principal of Robert C. Scherne, CPA, PC, since March 2003, providing consulting services to private and public companies related to preparation of financial statements and financial disclosures. Mr. Scherne has provided accounting consulting services to the Company since February 2014. He is a Certified Public Accountant in New York.

Evan Sohn – Mr. Sohn has served as our Executive Chairman since April 2019. He served as Vice President of Sales at Veea Inc., a company offering a platform-as-a-service (PaaS) platform for computing, mobile payment, point of sale, and retail solutions, from April 2018 until April 2019. Prior to joining Veea Inc., from September 2015 to April 2018, Mr. Sohn served as the Vice President of Sales at Poynt Inc., a company developing and marketing Poynt, a platform for next generation payments. Prior to that, from April 2012 to September 2015, Mr. Sohn was the Vice President of Sales at VeriFone, Inc., a company designing, marketing, and servicing electronic payment systems. Mr. Sohn is also the co-founder and Vice President of the Sohn Conference Foundation, a non-for-profit dedicated to the treatment and cure of pediatric cancer and related childhood diseases.

Ashley Saddul – Mr. Saddul has served as our Chief Technology Officer since April 2019. Prior to his appointment, Mr. Saddul had served as the Chief Technology Officer of Recruiter.com, since August 2010.

Rick Roberts – Mr. Roberts has served as the President of Recruiting Solutions, a subsidiary of the Company, since April 2019. Mr. Roberts is also the founder of Genesys, an artificial intelligence sourcing platform focusing on building proactive talent clouds for enterprise customers, where he served as President from May 2016 through March 2019. Prior to that from September 2010 until May 2016, Mr. Roberts was the President of Genuent, LLC, a staffing company focused on niche, high margin segments.

Non-Employee Directors

Timothy O’Rourke – Mr. O’Rourke has served on the Board since March 31, 2019. Mr. O’Rourke was designated by Genesys pursuant to the terms of the Asset Purchase. Mr. O’Rourke has served as the Managing Director of Icon Information Consultants, LP (“Icon”), a provider of human capital solutions, consulting, payroll and professional services, and a shareholder of Genesys, since February 2001. Mr. O’Rourke brings to the Board his experience and expertise in HR and recruitment solutions for employers.

Douglas Roth – Mr. Roth has served on the Board since May 2018. Mr. Roth has been a Director and Investment Manager at Connecticut Innovations, Inc. since 2011 and is responsible for sourcing new investment opportunities, serving on the boards of portfolio companies, and supporting their growth and success. Mr. Roth was selected for appointment to the Board for his experience serving on the board of technology companies and the skills he gained from previously advising companies regarding product development and launch.

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

Family Relationships

There are no family relationships among our directors and/or executive officers.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has affirmatively determined that each of Messrs. Roth and Ruiz, current members of our Board, meets the independence requirements under the Listing Rules of The Nasdaq Stock Market. LLC (the “Nasdaq Listing Rules”).

Board Committees

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee (the “Nominating Committee”).

The following table identifies the independent and non-independent current Board and committee members:

Name	Audit	Compensation	Nominating	Independent
Evan Sohn
Miles Jennings
Timothy O’Rourke		Chairman
Douglas Roth	X	X	Chairman	X
Wallace D. Ruiz	Chairman	X	X	X

Board and Committee Meetings

During the year ended December 31, 2019, the Board had three meetings, the Audit Committee had four meetings, the Compensation Committee had one meeting and the Nominating Committee was not yet formed.

There were no directors (who were incumbent at the time), who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during the applicable period.

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting.

Audit Committee Financial Expert

Our Board has determined that Mr. Ruiz is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the Securities and Exchange Commission (the “SEC”) and in compliance with the Sarbanes-Oxley Act.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining annual bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters.

Nominating Committee

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The Nominating Committee has not established a policy with regard to the consideration of any candidates recommended by stockholders. If we receive any stockholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity promotes a variety of ideas, judgments and considerations to the benefit of our Company and stockholders. Although there are many other factors, the Board primarily focuses on public company board experience, knowledge of the recruiting industry, or background in finance or technology, and experience operating growing businesses.

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. Rather, the Board believes that different leadership structures may be appropriate for the Company at different times and under different circumstances, and it prefers flexibility in making this decision based on its evaluation of the relevant facts at any given time.

Beginning in April 2019, following the completion of the Merger and the appointment of Mr. Evan Sohn as our Executive Chairman, we separated the offices of Chief Executive Officer and Chairman of the Board. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of the Company, while the Executive Chairman provides guidance to the Chief Executive Officer, manages external stakeholder communications, focuses on financing and acquisition opportunities, sets the agenda for the Board meetings and presides over meetings of the Board. We believe that the current leadership structure is the best structure for the Company, since it permits Mr. Miles Jennings, our Chief Executive Officer, to focus on allocation of resources, our recruiting business and the Platform, while facilitating strategic communication and high-quality investor relations.

Board Role in Risk Oversight

Our Board bears responsibility for overseeing our risk management function. Our management keeps the Board apprised of material risks and provides to directors access to all information necessary for them to understand and evaluate the effect of these risks, individually or in the aggregate, on our business, and how management addresses them. Our Executive Chairman works closely together with the Board once material risks are identified on how to best address such risks. If the identified risks present an actual or potential conflict with management, our independent directors may conduct the assessment.

Code of Ethics

We have not yet adopted a Code of Ethics as until recently we had a limited number of employees, including our executive officers. We expect to adopt a Code of Ethics applicable to all of our employees, including our Chief Executive Officer, Executive Chairman, Chief Financial Officer and Controller in the near future

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) filing requirements, except that one Form 4 for Mr. Miles Jennings, our Chief Executive Officer, reporting his acquisition of shares of Series E Preferred Stock as consideration in the Merger and one Form 4 for Mr. Ashley Saddul, our Chief Technology Officer, reporting a grant of stock options were not timely filed due in each case to an administrative error.

Communication with our Board

Although the Company does not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at Recruiter.com Group, Inc., 100 Waugh Dr. Suite 300, Houston, Texas 77007, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2019 and March 31, 2018, and the nine months beginning on April 1, 2018 and ended December 31, 2018 (the “Stub Period”) for our Chief Executive Officer (principal executive officer) serving during the year ended December 31, 2019 and the two other most highly compensated executive officers serving at December 31, 2019 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Miles Jennings	2019	158,356		—	73,892	9,375	(2)	14,072	(3)	255,695
Chief Executive	Stub Period	112,500		—	—	—		—		112,500
Officer (4)	2018	62,115		—	39,998	—		—		102,113

Evan Sohn	2019	95,000		2,858,999	2,423,101	—		—		5,377,100
Executive Chairman (5)

Rick Roberts	2019	151,539		—	55,419	—		16,271	(3)	223,229
President of Subsidiary (6)

Ashley Saddul	2019	196,400	(8)	—	36,946	9,375	(2)	—		242,721
Chief Technology Officer (7)

(1)	The amounts in this column represent the fair value of each award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. Does not reflect the actual economic value realized by the Named Executive Officer. The assumptions used in calculating the grant date fair value of stock awards and option awards may be found in Note 1 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	Represents the amount earned upon achievement in 2019 of the network growth performance objective of 20,000 recruiters under the executive cash incentive program approved by the Board in December 2019. See “Executive Incentive Program—Performance Bonuses”.

(3)	Represents the cost of health insurance not generally available on a non-discriminatory basis to all employees.

(4)	Mr. Jennings has served as our Chief Executive Officer since October 31, 2017. During the Stub Period, Mr. Jennings also served as the Chief Financial Officer of the Company.

(5)	Mr. Sohn has served as our Executive Chairman since March 31, 2019.

(6)	Mr. Roberts has served as the President of Recruiting Solutions since March 31, 2019.

(7)	Mr. Saddul has served as the Company’s Chief Technology Officer since April 2019.

(8)	Includes $181,400 paid to Recruiter.com (Mauritius) Ltd., of which Mr. Saddul is an employee. See “Named Executive Officer Employment and Consulting Agreements – Software Development and Maintenance Agreement” for more information. Out of $181,400 paid to Recruiter.com (Mauritius) Ltd., Mr. Saddul received approximately $93,725 (the equivalent of MUR 3,406,820 based on the exchange rate as of December 31, 2019 of MUR 36.349 per one Dollar).

Named Executive Officer Employment Agreements

CEO Employment Agreement

We have entered into an Employment Agreement with Miles Jennings, our Chief Executive Officer, effective October 30, 2017. The Employment Agreement provides that he will serve as the Chief Executive Officer of the Company for a period of one year, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Effective December 1, 2019, the Employment Agreement was amended to increase Mr. Jennings’ annual base salary from $150,000 to $200,000.

Under his Employment Agreement, Mr. Jennings is entitled to severance in case of termination of employment. The termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 (the “Code”) and the rules and regulations thereunder.

In the event of termination by the Company without “cause” or resignation for “good reason,” Mr. Jennings is entitled to receive six months’ base salary, will have six months from the date of termination to exercise his outstanding stock options and continued benefits for 12 months.

In case of termination or change in title upon a change of control event, Mr. Jennings is entitled to receive six months’ base salary, immediate vesting of unvested equity awards, which he will have the right to exercise within six months from the date of termination, and continued benefits for 12 months.

“Change of control” is defined in the Employment Agreement the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in Mr. Jennings’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Employment Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York metropolitan area.

Under the terms of his Employment Agreement, Mr. Jennings is subject to non-competition and non-solicitation covenants during the term of his employment and during one year following termination of employment with the Company. The Employment Agreement also contains customary confidentiality and non-disparagement covenants.

Executive Chairman Agreement

We have also entered into a letter agreement with Evan Sohn, our Executive Chairman, effective March 31, 2019 (the “Executive Chairman Agreement”). The Executive Chairman Agreement provides that Mr. Sohn will serve as the Executive Chairman of the Company for a period of two years. Pursuant to the Executive Chairman Agreement, Mr. Sohn shall receive an annual base salary of $120,000, subject to review from time to time by the Board. In December 2019, Mr. Sohn’s annual base salary was increased to $150,000. Pursuant to the Executive Chairman Agreement, Mr. Sohn is also entitled to receive, and has received, a one-time grant of restricted Common Stock and a one–time grant of stock options, in each case in the amount equal to 2.5% of the Company’s Common Stock outstanding on a fully diluted basis following the closing of, and taking into account the effect of, the Merger with Recruiter.com, the Genesys Asset Purchase, and the private placement offering of Series D. As a result, we issued Mr. Sohn 494,593 shares of restricted Common Stock which vested in full on February 1, 2020, and 494,593 five-year stock options, of which 43,423 are exercisable at $3.52 per share and vest on August 4, 2020, and 451,170 are exercisable at $6.40 per share and vest on November 14, 2020, in each case subject to Mr. Sohn serving as the Executive Chairman of the Company on such vesting date.

Under his Executive Chairman Agreement, if Mr. Sohn’s employment is terminated without “cause,” all stock options owned by him will vest immediately on the date of such termination.

Software Development and Maintenance Agreement

On January 17, 2020, we entered into a Technology Services Agreement (the “Services Agreement”) with Recruiter.com (Mauritius) Ltd., a Mauritius private company (“Recruiter.com Mauritius”) and a related party, for the provision of certain services to the Company, including software development and maintenance related to the Company’s website and platform on an independent contractor basis. Recruiter.com Mauritius had been providing software development services to Pre-Merger Recruiter.com since August 25, 2014 pursuant to an oral agreement. Our Chief Technology Officer is an employee of, and exercises control over, Recruiter.com Mauritius. Recruiter.com Mauritius was formed solely for the purpose of performing services to us and has no other clients.

Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. We paid Recruiter.com Mauritius $181,400 in fees from January 1 through December 31, 2019 and $297,631 for 2018. As of December 31, 2019, we did not owe Recruiter.com Mauritius any fees.

The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The Services Agreement may be terminated without cause by either party upon prior written notice, which shall be a 15-day prior written notice if given by the Company and a 90-day prior written notice if given by the Service Provider.

Executive Incentive Program

Performance Bonuses

Effective December 1, 2019, the Board approved an executive cash incentive program for the 2019 and 2020 performance periods. Pursuant to the terms of the program, for each performance period beginning January 1 and ending December 31, 2019 and 2020 (each a “Performance Period”), each of our executive officers is eligible to earn a cash bonus in the amount of up to 100% of the maximum amount, such maximum amount ranging from $25,000 to $150,000, determined by the Compensation Committee for each such executive officer and respective performance period. The actual amount of the cash incentive award to be received by each executive officer is determined by the Compensation Committee based on the achievement by such executive officer of certain performance objectives set by the Compensation Committee, including the Company achieving certain revenue thresholds, EBITDA, and the number on recruiters on our Platform. The actual amount of the cash incentive award that each executive officer is entitled to receive is to be determined as a percentage of their respective maximum amounts as follows:

(i)	Performance Objective #1 – 45% of the maximum amount;

(ii)	Performance Objective #2 – 30% of the maximum amount; and

(iii)	Performance Objective #3 – 25% of the maximum amount.

The Compensation Committee has approved the performance objectives for our executive officers for the 2019 and 2020 performance periods. Pursuant to the terms of the Cash Incentive Program, (i) Mr. Jennings is eligible to receive up to $37,500 for the 2019 Performance Period and up to $50,000 for the 2020 Performance Period if the Company reaches certain capital raising, revenue and network growth milestones; (ii) Mr. Sohn is eligible to receive up to $37,500 for the 2019 Performance Period and up to $50,000 for the 2020 Performance Period if the Company reaches certain capital raising milestones; (iii) Mr. Scherne is eligible to receive for each Performance Period up to $25,000 if the Company meets certain financial reporting and audit milestones; (iv) Mr. Saddul is eligible to receive up to $37,500 for the 2019 Performance Period and up to up to $50,000 for the 2020 Performance Period if the Company meets certain operational, network growth, and technological milestones; and (v) Mr. Roberts is eligible to receive up to $112,500 for the 2019 Performance Period and up to $150,000 for the 2020 Performance Period if the Company meets certain revenue, operational and customer growth milestones. The Company has met the network growth objective for the 2019 Performance Period, which entitles each of Miles Jennings and Ashley Saddul to receive a cash award of $9,375.

Discretionary Equity Awards

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our NEOs, under the 2017 Plan.

On December 23, 2019, the Compensation Committee approved the following grants to our NEOs of three-year stock options to purchase shares of Common Stock, of the Company, at an exercise price of $1.4499 per share: (i) Mr. Jennings received stock options to purchase 51,072 shares of our Common Stock; and (ii) Mr. Sohn received stock options to purchase 38,304 shares of our Common Stock. One-third of the stock options were vested upon grant and the balance vest in equal installments on December 23, 2020 and December 23, 2021, subject to continued service as an executive officer of the Company on each respective vesting date. The stock options were granted under the Company’s 2017 Equity Incentive Plan.

Outstanding Equity Awards at December 31, 2019

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2019:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)

Miles Jennings	4,167	2,083	(2)	6.40	2/11/2023	—		—
	17,024	34,048	(3)	1.45	12/23/2022	—		—

Evan Sohn	—	43,423	(4)	3.52	2/4/2024	43,423	(5)	56,450
	—	451,170	(6)	6.40	5/14/2024	451,170	(7)	586,521
	12,768	25,536	(8)	1.45	12/23/2022	—		—

Rick Roberts	12,768	25,536	(9)	1.45	12/23/2022	—		—
Ashley Saddul	8,512	17,024	(10)	1.45	12/23/2022	—		—

(1)	Based on $1.3 per share, the closing price of the Company’s Common Stock as of December 31, 2019.

(2)	The remainder vests in equal quarterly increments on January 31, 2020, April 30, 2020, July 31, 2020 and October 31, 2020.

(3)	The remainder vests in equal annual increments on December 23, 2020 and December 23, 2021.

(4)	Vest in full on August 4, 2020.

(5)	Vest in full on February 1, 2020.

(6)	Vest in full on November 14, 2020.

(7)	Vest in full on February 1, 2020.

(8)	The remainder vests in equal annual increments on December 23, 2020 and December 23, 2021.

(9)	The remainder vests in equal annual increments on December 23, 2020 and December 23, 2021.

(10)	The remainder vests in equal annual increments on December 23, 2020 and December 23, 2021.

Compensation of Non-Employee Directors

We do not compensate employees for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. In December 2019, our Compensation Committee approved an annual retainer to be paid to each non-employee director in the amount of $20,000 in cash. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the 2017 Plan, our non-employee directors receive grants of stock options as compensation for their services on the Board.

On December 23, 2019, the Compensation Committee approved a grant to each of Timothy O’Rourke, Douglas Roth, and Wallace D. Ruiz, our non-employee directors, of three-year stock options to purchase 47,668 shares of our Common Stock at an exercise price of $1.45 per share for serving on the Board. One-third of the stock options were vested upon grant and the balance vest in equal annual installments on December 23, 2020 and December 23, 2021, subject to continued service as members of the Board on each applicable vesting date. The stock options were granted under the Company’s 2017 Equity Incentive Plan.

For the 2019 and the Stub Period, our non-employee directors were compensated as follows:

Name (1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Timothy O’Rourke (3)	2019	4,500	68,967	—	73,467
	Stub Period	—	—	—	—
Douglas Roth (4)	2019	6,000	68,967	—	74,967
	Stub Period	4,500	—	—	4,500
Wallace D. Ruiz (5)	2019	6,000	68,967	—	74,967
	Stub Period	4,500	—	—	4,500

(1)	Because our employees do not receive additional compensation for their service on the Board, Messrs. Jennings and Sohn are omitted from this table. Compensation of Messrs. Jennings and Sohn is fully reflected in the Summary Compensation Table.

(2)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board for the year ended December 31, 2019, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

The table below sets forth the unexercised stock options held by each of our non-employee directors outstanding as of December 31, 2019:

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2019

Timothy O’Rourke	47,668
Douglas Roth	60,168
Wallace D. Ruiz	60,168

(3)	Mr. O’Rourke has served as a director since March 31, 2019.

(4)	Mr. Roth has served as a director since May 24, 2018.

(5)	Mr. Ruiz has served as a director since May 24, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s Common Stock beneficially owned as of May 4, 2020, by (i) those persons known by the Company to be owners of more than 5% of its Common Stock, (ii) each director, (iii) the Named Executive Officers (as reflected in the Summary Compensation Table on page 49), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Recruiter.com Group, Inc., 100 Waugh Dr. Suite 300, Houston, Texas 77007, Attention: Corporate Secretary.

Title of Class (1)	Beneficial Owner	Amount of Beneficial Ownership (2)	Percent Beneficially Owned (2)(3)
Named Executive Officers:
Common Stock	Miles Jennings (4)	545,382	7.72%
Common Stock	Evan Sohn (5)	518,313	7.40%
Common Stock	Rick Roberts (6)	233,481	3.33%
Common Stock	Ashley Saddul (7)	261,478	3.73%
Directors:
Common Stock	Tim O’Rourke (8)	539,039	7.64%
Common Stock	Douglas Roth (9)	28,390	*
Common Stock	Wallace Ruiz (10)	28,390	*
	Officers and Directors as a group (8 persons) (11)	2,156,176	29.85%
5% Stockholders: (12)
Common Stock	Icon Information Consultants, LP (13)	523,149	7.43%
Common Stock	Cavalry Fund I L.P. (14)	523,149	7.43%
Common Stock	L1 Capital Global Opportunities Master Fund (15)	523,149	7.43%
Common Stock	Joe Abrams (16)	523,149	7.43%
Common Stock	Michael Woloshin (17)	444,765	6.36%

*	Less than 1%.

(1)	Does not include information regarding the holders of more than 5% of shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock as separate classes. The holders of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock vote together with the holders of Common Stock on all matters on an as converted basis, subject to the 4.99% or 9.99% beneficial ownership limitation, as applicable.

(2)	Applicable percentages are based on the number of shares of Common Stock comprised of (i) 4,713,582 shares of Common Stock outstanding as of May 4, 2020, and (ii) 2,275,154 shares of Common Stock underlying the shares of Preferred Stock outstanding as of May 4, 2020 that could be voted as of such date, subject to the limitation on the beneficial ownership set forth in the relevant COD of 4.99% or 9.99%, as applicable.

(3)	Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, convertible notes and convertible preferred stock currently exercisable or convertible or exercisable or convertible within 60 days of the calculation date are deemed outstanding for the purposes of computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of Common Stock, options, warrants, and preferred stock exercisable or convertible into Common Stock and vested or vesting within 60 days of the calculation date. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(4)	Miles Jennings is the Chief Executive Officer of the Company. Includes (i) 241,692 shares of our Common Stock issuable upon conversion of Series E Preferred Stock beneficially owned by Mr. Jennings, subject to the 9.99% beneficial ownership limitation, and (ii) 22,233 shares issuable upon exercise of stock options that are vested or vesting within 60 days from May 4, 2020. Because of this beneficial ownership limitation, the table does not include any additional language upon conversion of his Series E Preferred Stock.

(5)	Mr. Sohn is the Executive Chairman. Includes 12,768 shares of our Common Stock issuable upon exercise of vested stock options.

(6)	Mr. Roberts is the President of Recruiting Solutions. Includes (i) 83,050 shares of our Common Stock owned by The Roberts Living Trust, of which Mr. Roberts is a trustee, and (ii) 12,768 shares of our Common Stock issuable upon exercise of vested stock options.

(7)	Mr. Saddul is the Chief Technology Officer of the Company. Includes 8,512 shares of our Common Stock issuable upon exercise of vested stock options.

(8)	Includes (i) 523,149 shares of our Common Stock beneficially owned by Icon Information Consultants, LP, of which Mr. O’Rourke is the Managing Director, and (ii) 15,890 shares of our Common Stock issuable upon exercise of vested stock options. Mr. O’Rourke disclaims beneficial ownership of the shares beneficially owned by Icon Information Consultants, LP, except to the extent of his pecuniary interest therein.

(9)	Represents vested stock options.

(10)	Represents vested stock options.

(11)	Includes (i) 348,491 shares of our Common Stock issuable upon conversion of Series E Preferred Stock and Series F Preferred Stock, and (ii) 139,076 shares of Common Stock issuable upon exercise of stock options that have vested or are vesting within 60 days from May 4, 2020.

(12)	To our knowledge, except as noted in the table above, no person or entity is the beneficial owner of more than 5% of the voting power of our capital stock.

(13)	Includes 106,799 shares of Common Stock issuable upon conversion of Series F Preferred Stock. Address is 100 Waugh Drive, Suite 300, Houston, Texas 77007. Tim O’Rourke, Managing Director, has the sole voting and investment power with respect to these shares.

(14)	Includes 334,524 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Address is 61 Kinderkamack Road, Woodcliff Lake, NJ 07677. Thomas Walsh, the Manager of Cavalry Fund I Management LLC, the General Partner of Cavalry Fund I L.P. has the sole voting and investment power with respect to these shares.

(15)	Includes 384,124 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Address is 135 East 57th Street, New York, NY 10022. David Feldman, Director of the L1 Capital Global Opportunities Master Fund, has the sole voting and investment power with respect to these shares.

(16)	Includes (i) 124,295 shares of Common Stock beneficially owned by Mr. Abrams as the trustee of the Joseph W and Patricia G Abrams Family Trust, (ii) 397,169 shares of Common Stock issuable upon conversion of Series E Preferred Stock, and (iii) 1,685 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Abrams controls together with Mr. Woloshin. Address is 131 Laurel Grove Ave., Kentfield, CA 94904. Mr. Abrams has the sole voting and investment power with respect to the shares discussed in (i) and (ii) of this footnote and shared voting and investment power with respect to the shares discussed in (iii) of this footnote.

(17)	Includes (i) 1,685 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Woloshin controls together with Mr. Abrams, and (ii) 1,407 shares of Common Stock owned by Caesar Capital Group LLC, with respect to which Mr. Woloshin has the shared voting and dispositive power with respect to the shares discussed in (i) of this footnote, and the sole voting and dispositive power with respect to the shares discussed in (ii) of this footnote. Address is 1858 Pleasantville Road Suite 110, Briarcliff Manor NY 10510.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Equity Compensation Plan (1)	—	—	6,385
2017 Equity Incentive Plan (2)	691,327	2.13	407,632
Equity compensation plans not approved by security holders
Total	691,327	2.13	414,017

(1)	The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 6,385 shares of Common Stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of December 31, 2019, no awards are outstanding under the 2014 Plan and the Company does not expect to grant any awards under the 2014 Plan in the future.

(2)	In October 2017, our Board authorized the 2017 Equity Incentive Plan (the “2017 Plan”) covering 475,000 shares of Common Stock. In December 2019, the number of shares authorized under the 2017 Plan was increased to 1,098,959 shares. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by the Board. Incentive stock options, non-qualified options, awards of restricted common stock, stock appreciation rights, and restricted stock units may be granted under the 2017 Plan. Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $1.60 per share. The term of each plan option and the manner in which it may be exercised is determined by the Board, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. As of December 31, 2019, 691,327 awards were outstanding under the 2017 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of transactions, since January 1, 2018, in which we have been a participant where the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2019 and March 31, 2018, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation.”

Merger with Recruiter.com, Inc.

In March 2019, we and Truli Acquisition Co., Inc., our wholly-owned subsidiary (the “Merger Sub”) entered into an Agreement and Plan of Merger with Pre-Merger Recruiter.com, pursuant to which the Merger Sub merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and our wholly-owned subsidiary. Miles Jennings, our Chief Executive Officer, was the principal stockholder and director of Pre-Merger Recruiter.com. As consideration in the merger we issued a total of 775,000 shares of Series E with a value of approximately $417,000 to the stockholders of the Pre-Merger Recruiter.com, including Mr. Jennings. We appointed Evan Sohn as a special consultant to oversee the Merger and interface with the independent directors of the Company because of a conflict of interest due to Mr. Jennings’ control of Pre-Merger Recruiter.com. See “Part I. Item 1. Business – March 31, 2019 Acquisitions” for more information. Mr. Sohn subsequently became Executive Chairman.

Cicero Investment in the March 2019 Private Placement

In April 2019, an entity controlled by a principal stockholder of the Company purchased 13,750 units each consisting of one share of Series D and a warrant to purchase seven shares of our Common Stock, subject to adjustment as provided for therein, in exchange for the delivery of Common Stock of another company which had a market value of $240,000 and $10,000 in settlement.

Back Office, Accounting and EOR Services Arrangements with Icon

Icon Information Consultants, LP (“Icon”), a significant stockholder, of which Timothy O’Rourke, a director of the Company, is the Managing Director, performs all back office and accounting functions for Recruiter.com Recruiting Solutions, LLC, the Company’s wholly-owned subsidiary (“Recruiting Solutions”). Icon also processes all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. The Company incurred $191,729 in fees and administrative expense to Icon (including its entity affiliates) from March 31, 2019 through December 31, 2019. The fees and charges are based upon a best estimate basis rather than a formula. As of December 31, 2019, the Company owed Icon $9,045 in fees.

Icon Sublease

Effective March 31, 2019, Recruiting Solutions entered into a sublease agreement (the “Sublease Agreement”) with Icon. Pursuant to the Sublease Agreement Icon agreed to sublet to Recruiting Solutions office space in Houston, Texas and Recruiting Solutions agreed to pay rent at a monthly rate of approximately $7,078 a month, subject to an immaterial annual increase. The Sublease Agreement expires on November 30, 2022.

Genesys License Agreement

The Company is a party to that certain License Agreement with Genesys. Rick Roberts, an executive officer of the Company, is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement. The Company incurred $93,671 in fees to Genesys under the License Agreement from March 31, 2019, the effective date of the Genyses Asset Purchase, through December 31, 2019. As of December 31, 2019, the Company owed Genesys $66,390 in fees pursuant to the License Agreement.

Woloshin Consulting Agreement

We are a party to a consulting agreement with Michael Woloshin, a principal stockholder, entered into in January, 2019 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Woloshin has agreed to act as the Company’s non-exclusive consultant with respect to introducing potential acquisition and partnership targets, and we have agreed to pay Mr. Woloshin a retainer of $10,000 per month as a non-recoverable draw against any finder’s fees earned under the Consulting Agreement. The Consulting Agreement provides for the payment of the following finder’s fees: (i) 2% of the first $10,000,000 in Enterprise Value (as defined in the Consulting Agreement); and (ii) 1% of all amounts of Enterprise Value above $10,000,000. We incurred $238,500 in fees for 2019 under the Consulting Agreement, including $198,000 in finder’s fees.

Cicero Marketing Partnership Agreement

We are a party to a marketing partnership agreement (the “Marketing Agreement”), entered into in September 2018, between pre-Merger Recruiter.com and Cicero Consulting Group LLC, an entity controlled by Michael Woloshin, a principal stockholder. The Marketing Agreement provides for payment by us of a fee for the use of a certain database for marketing purposes in the amount of 10% of gross revenue generated through the use of the database. The Marketing Agreement also provides for a fee payable to us in the amount of 10% of the revenue generated by Cicero using our social media groups for marketing. We did not incur any fees to Cicero for 2019 or 2018 under the Marketing Agreement, and did not earn any fees for 2019 or 2018 from Cicero under the Marketing Agreement.

Recruiter.com License

In connection with the closing of the Merger, we amended the License Agreement, dated October 30, 2017 (the “License”) between Pre-Merger Recruiter.com and VocaWorks, Inc., our newly created wholly-owned subsidiary, to terminate the right of Pre-Merger Recruiter.com to receive shares of Series B, Series B were subsequently cancelled and returned to the status of our undesignated preferred stock. In March 2019, Pre-Merger Recruiter.com distributed to its stockholders the 1,562,500 shares of our Common Stock, previously acquired pursuant to the License.

See Notes 1, 11 and 12 to our consolidated financial statements included in this Annual Report for further information on these related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal year ended December 31, 2019.

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit fees (1)	$106,400	$35,300
Audit related fees (2)	41,300	—
Tax fees	—	—
All other fees	—	—
Total	$147,700	$35,300

(1)	Audit fees for 2019 relate to the audit of the Company’s annual consolidated financial statements and the review of the Company’s interim quarterly consolidated financial statements. Audit fees for 2018 related solely to the audit of the Company’s annual consolidated financial statements.

(2)	Audit related fees mainly related to costs incurred in connection with the acquisition audit of Genesys.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Merger Agreement and Plan of Merger, dated March 31, 2019, by and among Truli Technologies, Inc., Truli Acquisition Co., Inc. and Recruiter.com, Inc.+	8-K	4/4/19	2.1
2.2	Asset Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc., Recruiter.com Recruiting Solutions LLC and Genesys Talent LLC+	8-K	4/4/19	2.2
3.1(a)	Certificate of Incorporation, as amended	10-K	6/29/18	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	8-K	5/14/19	3.1
3.1(c)	Certificate of Amendment to Certificate of Incorporation	8-K	8/23/19	3.1
3.1(d)	Certificate of Designation of Series D Convertible Preferred Stock	8-K	3/29/19	3.1
3.1(e)	Certificate of Designation of Series E Convertible Preferred Stock	8-K	3/29/19	3.2
3.1(f)	Certificate of Designation of Series F Convertible Preferred Stock	8-K	3/29/19	3.3
3.1(g)	Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/4/19	3.1
3.1(h)	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock	8-K	4/4/19	3.2
3.1(i)	Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock	8-K	4/4/19	3.3
3.1(j)	Certificate of Elimination of Series A, Series A-1, Series C and Series C-1 Convertible Preferred Stock	8-K	4/23/19	3.1
3.1(k)	Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	4/23/19	3.2
3.1(l)	Second Certificate of Amendment to the Amended and Restated Certificate of Designation of Series D Convertible Preferred Stock	8-K	6/4/19	3.1

3.1(m)	Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	2/20/2020	3.1
3.2	Bylaws, as amended	8-K	2/8/19	3.2
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Form of Merchant Receivables Purchase and Security Agreement between Recruiter.com, Inc. and Change Capital Holdings I, LLC, dated December 2019+				Filed
10.2	Form of Amended Securities Purchase Agreement by and among Truli Technologies, Inc. and the investors listed therein+	10-Q/A	11/14/19	10.1
10.3	Form of Securities Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4/19	10.1
10.4	Form of Exchange Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4//19	10.2
10.5	Amendment No. 1 to License Agreement, dated October 31, 2017, by and among Truli Technologies, Inc., VocaWorks Inc. and Recruiter.com, Inc.	8-K	4/4/19	10.3
10.6	Form of Note	10-Q	2/14/19	10.3
10.7	Form of Warrant	10-Q	2/14/19	10.4
10.8	Letter Agreement between Truli Technologies, Inc. and Evan Sohn re Appointment as Executive Chairman*				Filed
10.9	Form of Note	8-K	12/3/18	10.1
10.10	Independent Consultant Agreement between Truli Technologies, Inc. and Evan Sohn	10-Q	11/14/18	10.1
10.11	2017 Equity Incentive Plan	10-K	6/29/18	10.11
10.12	Employment Agreement, dated October 30, 2017, between Truli Media Group, Inc. and Miles Jennings*	8-K	10/31/17	10.3

10.13	License Agreement, dated October 30, 2017, between Truli Media Group, Inc. and Recruiter.com, Inc.	8-K	10/31/17	10.2
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2020	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Miles Jennings	Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2020
Miles Jennings

/s/ Robert Scherne	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 8, 2020
Robert Scherne

/s/ Evan Sohn	Executive Chairman	May 8, 2020
Evan Sohn

/s/ Douglas Roth	Director	May 8, 2020
Douglas Roth

/s/ Wallace D. Ruiz	Director	May 8, 2020
Wallace D. Ruiz

Director
Timothy O’Rourke

RECRUITER.COM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Recruiter.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recruiter.com Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit at December 31, 2019, will require additional financing to continue operations in 2020 and has had historical net losses and net cash used in operating activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2019
Boca Raton, Florida
May 7, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Recruiter.com Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets

Current assets:
Cash	$306,252	$14,152
Accounts receivable, net of allowance for doubtful accounts of $23,500 and $0, respectively	864,415	56,766
Prepaid expenses and other current assets	98,503	14,883
Investments - available for sale marketable securities	44,766	33,917

Total current assets	1,313,936	119,718

Property and equipment, net of accumulated depreciation of $673	2,790	-
Right of use asset – related party	214,020	-
Intangible assets, net	1,432,554	-
Goodwill	3,517,315	-
Software development	-	101,520

Total assets	$6,480,615	$221,238

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$621,389	$222,266
Accounts payable - related parties	825,791	-
Accrued expenses	2,276,444	100,265
Accrued compensation	276,213	248,398
Accrued interest	985	179,768
Liability on sale of future revenues, net of discount of $135,641	404,101	-
Loans payable - current portion	25,934	105,028
Convertible notes payable	-	55,000
Convertible notes payable - related parties	-	200,000
Notes payable, net of unamortized discount of $0 and $3,056, respectively	-	151,944
Notes payable - related parties	-	150,000
Refundable deposit on preferred stock purchase	285,000	-
Warrant derivative liability	612,042	-
Lease liability - current portion – related party	73,378	-
Deferred revenue	145,474	59,468

Total current liabilities	5,546,751	1,472,137

Lease liability - long term portion – related party	140,642	-
Loans payable - long term portion	77,866	103,806

Total liabilities	5,765,259	1,575,943

Commitments and contingencies (Note 11)	-	-

Redeemable Preferred Stock of Subsidiary - Noncontrolling interest at redemption value (See Note 9 for liquidation value)	-	2,059,764

Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 and 6,704,061 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 and no shares authorized; 454,546 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	46	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 734,986 and 775,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	74	78
Preferred stock, Series F, $0.0001 par value; 200,000 and no shares authorized; 139,768 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	14	-
Common stock, $0.0001 par value; 31,250,000 shares authorized; 3,619,658 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	362	-
Additional paid-in capital	18,203,048	679,259
Accumulated deficit	(17,488,188)	(5,675,391)
Stockholders’ equity attributable to Recruiter.com, Inc. common shareholders	715,356	(4,996,054)
Stockholders’ equity attributable to the noncontrolling interest	-	1,581,585

Total stockholders’ equity (deficit)	715,356	(3,414,469)

Total liabilities and stockholders’ equity (deficit)	$6,480,615	$221,238

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue	$5,997,987	$828,920
Cost of revenue (including related party costs of $2,082,367 and $0, respectively)	4,448,202	-

Gross profit	1,549,785	828,920

Operating expenses:
Sales and marketing	119,597	26,960
Product development	203,400	299,808
Amortization of intangibles	477,518	-
Impairment expense	3,113,020	-
General and administrative (including share based compensation expense of $4,643,127 and $187,156, respectively)	8,140,432	1,725,204

Total operating expenses	12,053,967	2,051,972

Loss from operations	(10,504,182)	(1,223,052)

Other income (expenses):
Interest expense and finance cost	(2,344,486)	(143,627)
Gain on sale of asset	27,000	-
Change in fair value of derivative liability	1,138,604	-
Net recognized loss on marketable securities	(160,449)	(101,208)
Total other income (expenses)	(1,339,331)	(244,835)

Loss before income taxes	(11,843,513)	(1,467,887)
Provision for income taxes	-	-
Net loss	(11,843,513)	(1,467,887)
Net loss attributable to the noncontrolling interest	(30,716)	(65,070)
Net loss attributable to the controlling interest before preferred stock dividends	(11,812,797)	(1,402,817)
Preferred stock dividend	(140,410)	(856,472)
Net loss attributable to Recruiter.com Group, Inc. shareholders	(11,953,207)	(2,259,289)

Net loss per common share – basic and diluted	$(8.36)	$-

Weighted average common shares – basic and diluted	1,429,737	-

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2019 and 2018

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common Stock	Additional Paid in	Accumulated Comprehensive	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Income	Deficit	Interest	(Deficit)
Balance as of December 31, 2017	-	$-	775,000	$78	-	$-	-	$-	$66,668	$403,590	$(489,591)	$(3,782,983)	$581,471	$(3,220,767)
Reclassification of comprehensive income	-	-	-	-	-	-	-	-	-	-	489,591	(489,591)	-	-
Shares issued	-	-	-	-	-	-	-	-	(66,668)	66,668	-	-	-	-
Contributions to capital	-	-	-	-	-	-	-	-	-	65,000	-	-	-	65,000
Stock based compensation	-	-	-	-	-	-	-	-	-	1,415	-	-	185,741	187,156
Subsidiary preferred stock converted to subsidiary common shares	-	-	-	-	-	-	-	-	-	142,586	-	-	11,414	154,000
Adjustment to redemption value of preferred stock - per amendment to designation	-	-	-	-	-	-	-	-	-	-	-	-	1,146,265	1,146,265
Beneficial conversion feature of preferred stock issued and preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	290,236	290,236
Warrants issued with preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	288,000	288,000
Preferred stock and warrants deemed dividends	-	-	-	-	-	-	-	-	-	-	-	-	(578,236)	(578,236)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(278,236)	(278,236)
Net loss year ended December 31, 2018	-	-	-	-	-	-	-	-		-	-	(1,402,817)	(65,070)	(1,467,887)
Balance as of December 31, 2018	-	-	775,000	78	-	-	-	-	-	679,259	-	(5,675,391)	1,581,585	(3,414,469)
Recapitalization	389,036	39	-	-	-	-	1,747,879	175	-	3,889,219	-	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-	-	3,803,922	-	-	86,705	3,890,627
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	-	-	-	-	200,000	20	-	-	-	8,599,980	-	-	-	8,600,000
Sale of Series D Preferred stock units, net of offering costs	75,350	7	-	-	-	-	-	-	-	1,334,990	-	-	-	1,334,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	-	-	-	-	706,501	-	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	-	(691,780)	-	-	-	(691,780)
Issuance of common shares upon conversion of Series D preferred stock	(9,840)	-	-	-	-	-	123,000	12	-	(12)	-	-	-	-
Issuance of common shares for deferred compensation	-	-	-	-	-	-	494,593	50	-	(50)	-	-	-	-
Accrued salary forgiven pursuant to merger	-	-	-	-	-	-	-	-	-	187,500	-	-	-	187,500
Stockholder shares transferred as compensation expense	-	-	-	-	-	-	-	-	-	752,500	-	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	-	(1,058,866)	-	-	-	(1,058,866)
Adjustment for fractional shares	-	-	-	-	-	-	1,109	-	-	-	-	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(40,014)	(4)	-	-	500,178	50	-	(46)	-	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(60,232)	(6)	752,899	75	-	(69)	-	-	-	-
Net loss year ended December 31, 2019	-	-	-	-	-	-	-	-	-	-	-	(11,812,797)	(30,716)	(11,843,513)
Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	$-	$18,203,048	$-	$(17,488,188)	$-	$715,356

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Cash Flows from Operating Activities
Net loss	$(11,843,513)	$(1,467,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	478,191	-
Bad debt expense	23,500	-
Impairment expense	3,113,020	-
Equity based compensation expense	4,643,127	187,156
Recognized loss on marketable securities	160,449	101,208
Gain on sale of asset	(27,000)	-
Expenses paid through financings	15,000	-
Amortization of debt discount	39,372	1,944
Change in fair value of derivative liability	(1,138,604)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(63,144)	43,388
Increase in prepaid expenses and other current assets	(73,620)	(14,883)
Increase in accounts payable and accrued liabilities	3,259,458	389,142
Increase in deferred revenue	22,906	4,758
Net cash used in operating activities	(1,390,858)	(755,174)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	68,702	284
Proceeds from sale of asset	27,000	-
Cash paid for equipment	(3,463)	-
Cash paid for software development	(11,500)	(72,770)
Net cash provided (used) by investing activities	80,739	(72,486)

Cash Flows from Financing Activities
Proceeds from notes	45,005	50,000
Payments of notes	(105,034)	(18,005)
Proceeds from sale of future receivables	424,510	-
Repayments of receivables sale	(27,259)	-
Deposit on purchase of preferred stock	500,000	-
Repayment of deposit on purchase of preferred stock	(215,000)	-
Contributions to capital	-	65,000
Proceeds from sale of common stock	-	66,668
Proceeds from sale of preferred stock	979,997	300,000
Net cash provided by financing activities	1,602,219	463,663

Net increase (decrease) in cash	292,100	(363,997)
Cash, beginning of year	14,152	378,149

Cash, end of year	$306,252	$14,152

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49,552	$53,416
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for asset acquisition	$8,600,000	$-
Subsidiary preferred shares converted to subsidiary common shares	$-	$154,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$2,059,764	$568,029
Notes payable and accrued interest exchanged for preferred stock	$116,380	$-
Noncontrolling interest reclassified to paid-in capital	$1,591,221	$-
Accounts payable paid through proceeds of preferred stock	$100,000	$-
Accrued compensation paid with common stock	$56,250	$-
Value of warrant issued with note	$42,000	$-
Accounts payable paid through proceeds of note	$4,995	$-
Warrant derivative liability at inception	$1,750,646	$-
Accrued compensation forgiven and credited to contributed capital	$187,500	$-
Discount attributable to Liability on Sale of Future Revenue	$142,491	-
Discount attributable to note payable	$10,000	-
Marketable securities received as payment for Series D preferred stock	$240,000	$-
Note and accrued interest forgiven	$706,501	$-

The accompanying footnotes are in integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC.

(FORMERLY TRULI TECHNOLOGIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc. (formerly Truli Technologies, Inc.), a Delaware corporation (“RGI”), is a holding company based in Houston, Texas. The Company has four subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC and VocaWorks, Inc. (“VocaWorks”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, and New York.

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

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks had been parties to a license agreement, dated October 30, 2017 (the “License Agreement”), under which Pre-Merger Recruiter.com granted VocaWorks a license to use certain of its proprietary software and related intellectual property. Prior to the Merger, RGI’s primary business was operating under the License Agreement. In consideration for the license obtained in the License Agreement, Pre-Merger Recruiter.com received 1,562,500 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) of RGI upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of RGI’s outstanding common stock. In conjunction with the Merger, Pre-Merger Recruiter.com distributed the 1,562,500 shares of RGI’s common stock to its shareholders on March 25, 2019. The distribution is considered to have occurred just prior to the completion of the Merger.

For accounting purposes, the Merger is being accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. The accompanying consolidated financial statements include Pre-Merger Recruiter.com for all periods presented. Since Pre-Merger Recruiter.com previously owned a majority interest in RGI, the consolidated financial statements include the historical operations of RGI and VocaWorks. All share and per share data in the accompanying consolidated financial statements and notes have been retroactively restated to reflect the effect of the Merger.

Asset Purchase

Effective March 31, 2019, RGI acquired certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among RGI, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiting Solutions, a wholly owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase the Company issued a total of 200,000 shares of its Series F Preferred Stock convertible into 2,500,000 shares of the Company’s common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company is utilizing these assets in its employment staffing business to be operated through Recruiting Solutions. This transaction was treated as a business combination (see Note 13).

As of the effective date of the Merger, the Company changed its fiscal year end from March 31 to December 31. On May 9, 2019, pursuant to the approval of its Board of Directors (the “Board”), the Company changed its name to Recruiter.com Group, Inc.

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

As discussed above, all share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the March 31, 2019 recapitalization. Among other effects, this causes the common stock of Pre-Merger Recruiter.com which existed during 2018 to be retroactively reflected as though it were Series E Preferred Stock since it was exchanged for Series E Preferred Stock pursuant to the Merger and recapitalization.

Effective August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the number of authorized shares of common stock was reduced to 31,250,000. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2019. There were no uninsured balances as of December 31, 2019 and 2018. The Company had no cash equivalents during or at the end of either period.

Revenue Recognition

Adoption of ASC 606, Revenue from Contracts with Customers

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

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for clients that buy staffing, direct hire, and sourcing services.  Once we have secured the relationship and contract with the interested Enterprise customer the delivery and product teams will provide the service to fulfil any or all of the revenue segments.

Revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances.

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

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

Sales tax collected is recorded on a net basis and is excluded from revenue.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2019 or 2018.

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

For each of the identified periods, revenues can be categorized into the following:

Years ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Consulting and staffing services	$4,792,607	$-
Permanent placement fees	274,030	130,719
License and other	486,388	-
Career services	138,384	158,822
Marketing and publishing	306,578	539,379
Total revenue	$5,997,987	$828,920

As of December 31, 2019 and 2018, deferred revenue amounted to $145,474 and $59,468 respectively. As of December 31, 2019, deferred revenues associated with placement services are $124,274 and we expect the recognition of such services to be $109,334 within the first three months of 2020 and $14,940 thereafter. As of December 31, 2019, deferred revenues associated with marketing services are $21,200 and we expect the recognition of such services to be within the first three months of 2020.

Approximately 4% of our revenue for 2019 was from international sources.

Costs of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $23,500 and $0 as of December 31, 2019 and 2018, respectively. Bad debt expense was $23,500 and $0 for the years ended December 31, 2019 and 2018, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15%, and 13%, for a total of 47%. As of December 31, 2018, four customers accounted for more than 10% of the accounts receivable balance, at 24%, 22%, 21% and 12%, for a total of 79%.

For the year ended December 31, 2019 two customers accounted for 49% of total revenue at 32% and 17%. For the year ended December 31, 2018 two customers accounted for 10% or more of total revenue, at 12% and 11%, for a total of 23%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal shareholders is an employee of this firm but exerts control over this firm (see Note 12).

We are a party to that certain license agreement with a related party firm (see Note 12). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $120,559 and $13,669 for the years ended December 31, 2019 and 2018, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of December 31, 2019:

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$44,766	$44,766	$-	$-
Derivative liability (Note 10)	$612,042	$-	$-	$612,042

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the year ended December 31, 2019:

Balance at December 31, 2018	$-
Additions to derivative instruments	1,750,646
Gain on change in fair value of derivative liability	(1,138,604)
Balance at December 31, 2019	$612,042

Marketable Securities

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The fair value allowance of the securities of $489,591 at December 31, 2017 has been reclassified to accumulated deficit from accumulated other comprehensive income at January 1, 2018 as a cumulative effect adjustment using the modified prospective method of adoption. The unrealized loss on the marketable securities during the years ended December 31, 2019 and 2018 has been included in a separate line item on the statement of operations, Net Recognized Loss on Marketable Securities.

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

The average noncontrolling interest percentage in RGI was 10.04% for the three months ended March 31, 2019 and 6.66% for the year ended December 31, 2018. The change in percentage in 2019 and 2018 results from the issuance of RGI common stock upon the conversion of RGI preferred stock. There was no noncontrolling interest after the March 31, 2019 recapitalization.

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys, including customer contracts and intellectual property, acquired on March 31, 2019 (see Note 13). Amortization expense will be recorded on the straight line basis over the estimated economic lives of three years.

Intangible assets also included internal use software development costs for the Company’s website and iPhone App. These costs were not placed in service and the Company has no plans to place these assets in service in the foreseeable future. We have fully impaired these assets at December 31, 2019 (see Note 4).

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration, if any, is recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value are recognized in earnings until settlement and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 as of January 1, 2019.

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value.

The Company performs its annual goodwill and impairment assessment on December 31st of each year (see Note 4).

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether or not the asset values are recoverable (see Note 4).

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Derivative Instruments

The Company’s derivative financial instruments consist of the warrants issued with the sale of our Series D Preferred Stock in 2019 (see Note 10). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 18,817,702 and 21,134 were excluded from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018, respectively, because their effects would have been anti-dilutive.

	December 31,	December 31,
	2019	2018
Options	873,420	5,960
Stock awards	857,093	-
Warrants	470,939	15,174
Convertible preferred stock	16,616,250	-
	18,817,702	21,134

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

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: The objective of this guidance is to simplify an entity’s required test for impairment of goodwill by eliminating Step 2 from the goodwill impairment test by permitting the entity to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under this Update, an entity should perform its annual or quarterly goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and record an impairment charge for the excess of the carrying amount over the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit and the entity must consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for a public business entity that is an SEC filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 as of January 1, 2019.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

NOTE 2 — GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of December 31, 2019 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2020 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company recently completed rounds of funding in the first, second and fourth quarters of 2019. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of December 31, 2019 and 2018 was $708,541 and $587,000, respectively, and accumulated unrealized losses were $663,775 and $553,083 as of December 31, 2019 and 2018, respectively. The value of available for sale marketable securities was $44,766 as of December 31, 2019, based on 589,753 shares of common stock held in two entities with an average per share market price of approximately $0.08.

Net recognized gains (losses) on equity investments were as follows:

	Years Ended
	December 31,
	2019	2018
Net realized gains (losses) on investment sold	$(49,757)	$(1,792)
Net unrealized gains (losses) on investments still held	(110,692)	(99,416)

Total	$(160,449)	$(101,208)

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Balance – January 1	$33,917	$135,409
Additions	240,000	-
Proceeds on sales of securities	(68,702)	(284)
Recognized losses	(160,449)	(101,208)
Balance – December 31	$44,766	$33,917

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from the Genesys acquisition (see Note 13). The Company performed its most recent annual goodwill impairment test as of December 31, 2019 using market data and discounted cash flow analysis. Based on that test, we have determined that goodwill was impaired in the amount of $3,000,000, primarily due to the market capitalization of the Company’s common stock.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Carrying value – January 1	$-	$-
Goodwill acquired during the year	6,517,315	-
	6,517,315	-
Accumulated impairment losses	(3,000,000)	-
Carrying value – December 31	$3,517,315	$-

Intangible Assets

Intangible assets totaling $1,910,072 as disclosed in the table below consist of the assets acquired from Genesys, including customer contracts and intellectual property, acquired on March 31, 2019 (see Note 13).

We also had capitalized software costs of $113,020 relating to our website and iPhone App developed for internal use. These costs were not placed in service and were not amortized and the Company has no plans to place these assets in service in the foreseeable future. The Company capitalized $11,500 of costs in 2019. We have fully impaired these assets at December 31, 2019.

Intangible assets are summarized as follows:

	December 31, 2019	December 31, 2018
Customer contracts	$183,107	$-
License	1,726,965	-
Software costs	-	101,520
	1,910,072	101,520
Less accumulated amortization	(477,518)	-
Carrying value	$1,432,554	$101,520

Amortization expense of intangible assets was $477,518 for the year ended December 31, 2019. Impairment of intangible assets other than goodwill was $113,020 for the year ended December 31, 2019. Future amortization of intangible assets is expected to be approximately $637,000 for 2020 and 2021 and $159,000 for 2022.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

At December 31, 2019 we are party to two agreements related to the sale of future revenues. Both agreements are with the same party, have substantially the same terms, and were entered into in December 2019. We received an aggregate of $424,510 in proceeds pursuant to the agreements. The funds advanced under the agreements will be repaid through 52 weekly payments of $5,452 for each agreement, or a total of $10,904 per week. Total payments will aggregate $567,001. As a result, we have recorded a discount of $142,491, which will be amortized to expense over the term of the agreements. During 2019, we amortized $6,851 of discount to interest expense. Unamortized discount is $135,640 at December 31, 2019.

The Company has granted a continuing security interest in the following, to the extent and in the amount of the purchased receivables: all assets including the following property that the Company now owns or shall acquire or create immediately upon the acquisition or creation thereof: (i) any and all amounts owing to the Company now or in the future from any customers; and (ii) all other tangible and intangible personal property of every kind and nature.

NOTE 6 — LOANS PAYABLE

At December 31, 2019 and 2018, we are party to two lines of credit with outstanding balances of $0 and $81,067, respectively. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at December 31, 2019; however, due to COVID -19 uncertainty (see Note 15), the availability under both lines has been suspended in 2020.

We have outstanding balances of $103,800 and $127,767 pursuant to two term loans as of December 31, 2019 and 2018, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 7.75% and 7.76%, respectively. Current monthly payments under the loans are $1,759 and $1,008, respectively.

The status of these loans as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Lines of credit and loan agreements	$-	$81,067
Term loans	103,800	127,767
	103,800	208,834
Less current portion	(25,934)	(105,028)
Non-current portion	$77,866	$103,806

Future principal payments under the lines of credit and term notes are as follows:

Year Ending December 31,
2020	$25,934
2021	28,136
2022	30,492
2023	19,238
Total minimum principal payments	$103,800

Our Chief Executive Officer, who is also a shareholder, has personally guaranteed the loans described above.

NOTE 7 — NOTES PAYABLE

On November 27, 2018, RGI borrowed $50,000 and issued a $55,000 10% Original Issue Discount Promissory Note. The note matures on or before the earlier of (i) the 90th day subsequent to the issuance date of the note, and (ii) the Company’s receipt of a minimum of $1,000,000 as a result of the Company closing the sale (the “financing”) of any equity or debt securities of the Company (either, a “Maturity Date”). At the Company’s option, upon the Maturity Date the Company may convert all principal and interest owed to the Payee pursuant to this note into securities of the Company identical to those offered and on the same terms as those offered to the investors in the financing. Interest shall accrue on the outstanding principal balance of this note at the rate of 5% per year. The discount of $5,000 is being amortized over 90 days. During the three months ended March 31, 2019 we amortized $3,056 as interest expense.

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

Effective March 31, 2019, the $115,000 total principal amount of the Notes, $1,379 of accrued interest and the related warrants (see Note 10 “Stock Options and Warrants” and Note 8) were exchanged for shares of the newly authorized Series D Preferred Stock of the Company. The effects of the exchange are included in the 389,036 deemed issuance of preferred shares as part of the recapitalization line item in the consolidated statement of stockholders’ equity.

Pre-Merger Recruiter.com had issued three notes totaling $250,000. Of these, two notes totaling $150,000 were held by shareholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest totaling $383,947 were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com shareholders and the note holders were allocated shares of the Series E Preferred Stock. This amount has been credited to paid-in capital (see Note 9).

NOTE 8 — CONVERTIBLE NOTES PAYABLE

Pre-Merger Recruiter.com had issued four convertible notes totaling $255,000 as of March 31, 2019. Of these notes, two notes totaling $200,000 were held by shareholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into preferred stock of Pre-Merger Recruiter.com at any time after such preferred stock was offered for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $322,554 were cancelled in connection with the Merger and the note holders were allocated shares of the Series E Preferred Stock of the Company issued to the shareholders of Pre-Merger Recruiter.com as consideration in the Merger. This amount has been credited to paid-in capital (see Note 9).

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Effective March 31, 2019, RGI completed the Merger with Pre-Merger Recruiter.com. At the effective time of the Merger, RGI’s newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and a wholly-owned subsidiary of RGI. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of Series E Preferred Stock of RGI convertible into 9,687,500 shares of RGI’s common stock. As a result, the former shareholders of Pre-Merger Recruiter.com controlled approximately 90% of RGI’s outstanding common stock (see below) and in excess of 50% of the total voting power.

Prior to the Merger, RGI, Pre-Merger Recruiter.com and VocaWorks were parties to the License Agreement. In consideration for the license, Pre-Merger Recruiter.com received 1,562,500 shares of RGI’s common stock. Pre-Merger Recruiter.com also received the right to receive shares of the Series B Preferred Stock upon achievement of certain milestones specified in the License Agreement. As a result, immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 90% of RGI’s outstanding common stock. Pre-Merger Recruiter.com distributed the 1,562,500 shares of RGI’s common stock to its shareholders on March 25, 2019, in conjunction with the Merger. The distribution is considered to have occurred just prior to the completion of the Merger.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019 and 2018, the Company had 1,329,300 and 775,000 shares of preferred stock issued and outstanding, respectively.

Series D Convertible Preferred Stock

On March 25, 2019, RGI filed a Certificate of Designation (a “COD”) with the Delaware Secretary of State (the “Secretary of State”), as amended on March 29, 2019, April 22, 2019 and May 29, 2019, designating 2,000,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), with a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99%, into common stock based on the stated value per share divided by $1.60 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the Series D Preferred Stock. Holders of Series D Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99%. If at any time while any shares of Series D Preferred Stock remain outstanding and any triggering event contained in the COD for such series occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series D Preferred Stock.

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

In May and June 2019, we sold an additional 29,975 Units, each Unit consisting of one share of our Series D Preferred Stock and 6.25 warrants, for gross proceeds of $545,000. Out of these proceeds the Company, among other things, prepaid one-year of consulting fees equal to $150,000 to an entity controlled by one of the investors in the offering under a May 2019 consulting agreement with the Company. In addition, a consultant who is a principal shareholder of the Company purchased 13,750 units for $250,000 through delivering common stock of another company which had a market value of $240,000 and $10,000 in a settlement.

In April 2019, the Company issued 62,500 shares of its common stock upon conversion of 5,000 shares of its Series D Preferred Stock.

In August 2019, the Company issued 60,500 shares of its common stock upon conversion of 4,840 shares of Series D Preferred Stock.

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

In December 2019, the Company issued 500,178 shares of its common stock upon conversion of 40,014 shares of Series E Preferred Stock.

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

Effective March 31, 2019, the Company issued 200,000 shares of Series F Preferred Stock as consideration for the Asset Purchase (see Note 13).

In December 2019 the Company issued 752,899 shares of its common stock upon conversion of 60,232 shares of Series F Preferred Stock.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. We are in the process of seeking stockholder approval of a change in the Company’s state of incorporation from Delaware to Nevada and simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. We expect the amendment will be effective in May 2020. As of December 31, 2019, we estimate that we owed approximately $6 million in penalties to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,421) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 is included in accrued expenses on the balance sheet at December 31, 2019 and as finance cost on the statement of operations for the year ended December 31, 2019.

Common Stock

The Company is authorized to issue 31,250,000 shares of common stock, par value $0.0001 per share. As of December 31, 2019 and 2018 the Company had 3,619,658 and no shares of common stock outstanding, respectively.

In March 2018, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-50 to one-for-100. On August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the number of authorized shares of the Company’s common stock was reduced to 31,250,000 shares. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the reverse stock split.

On March 31, 2019 the Company was deemed to issue 1,747,879 shares of common stock and 389,036 shares of Series D preferred stock that were held by the RGI shareholders just prior to the Merger. Additional paid in capital was credited by $3,889,219 and noncontrolling interest was charged $1,591,221 to remove it pursuant to the reverse recapitalization (see Note 6).

In April 2019 the Company issued 62,500 shares of its common stock upon conversion of 5,000 shares of its Series D Preferred Stock.

On February 1, 2019, the Company granted to Evan Sohn, its Executive Chairman, 43,423 shares of restricted common stock, which vest on February 1, 2020, subject to his serving as Executive Chairman as of that date. On February 1, 2019, the Company also granted Mr. Sohn five-year options to purchase 43,423 shares of the Company’s common stock at $3.52 per share, which options vest on August 4, 2020, subject to Mr. Sohn serving as Executive Chairman on that date. The stock portion of the awards has been valued at $151,981 and compensation expense will be recorded over the respective vesting periods (see Note 10). We recognized compensation expense of $139,316 during the year ended December 31, 2019.

On May 14, 2019, the Company granted to Mr. Sohn 451,170 shares of restricted common stock, which shall vest subject to his serving as Executive Chairman on February 1, 2020. Also on that date, the Company granted Mr. Sohn five-year options to purchase 451,170 shares of common stock at $6.40 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The stock portion of the awards has been valued at $2,707,019 and compensation expense will be recorded over the respective vesting periods (see Note 10). We recognized compensation expense of $2,388,545 during the year ended December 31, 2019.

On December 23, 2019 the Company granted to a consultant 312,500 restricted stock units (the “RSUs”) pursuant to a consultant agreement. The RSUs vest 63,500 upon grant with the balance vesting monthly in equal installments beginning January 1, 2020 and ending November 1, 2020, subject to the consultants continued service to the Company on each vesting date. The RSU award has been valued at $343,750 and compensation expense will be recorded over the respective vesting periods. We recognized compensation expense of $93,750 during the year ended December 31, 2019. The shares have not been issued at December 31, 2019.

Restricted stock grant activity for the two years ended December 31, 2019 is as follows:

Stock Awards
Outstanding at December 31, 2017	-
Granted	-
Forfeited or cancelled	-
Outstanding at December 31, 2018	-
Assumed in recapitalization	43,423
Granted post-recapitalization	813,670
Forfeited or cancelled	-
Outstanding at December 31, 2019	857,093

In August 2019, the Company issued 60,500 shares of its common stock upon conversion of 4,840 shares of Series D Preferred Stock.

In December 2019, the Company issued 500,178 shares of its common stock upon conversion of 40,014 shares of Series E Preferred Stock.

In December 2019, the Company issued 752,899 shares of its common stock upon conversion of 60,232 shares of Series F Preferred Stock.

Contributed Capital

Pre-Merger Recruiter.com had issued three notes aggregating $250,000. Of these notes, two notes totaling $150,000 were held by its shareholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $383,947, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Pre-Merger Recruiter.com had issued four convertible notes totaling $255,000 on March 31, 2019. Of these notes, two notes totaling $200,000 were held by its shareholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into Pre-Merger Recruiter.com preferred stock at any time after Pre-Merger Recruiter.com offered its preferred stock for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $322,554, were cancelled in connection with the Merger. This amount has been credited to paid-in capital of the Company as part of the credit of $706,501.

Certain shareholders of Pre-Merger Recruiter.com transferred a portion of their distributive 1,562,500 shares of the Company’s common stock (see Note 1) to employees and consultants. These shares aggregated 218,750 shares of the Company’s common stock, valued at $752,500, based on the $3.44 quoted trading price on the effective date of the transfer. We have charged this amount to stock compensation expense, with a corresponding credit to paid-in capital of the Company.

In April 2019, a consultant (who is also a principal shareholder and noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital of the Company.

The Company has received contributions to capital from existing shareholders, totalling $65,000 during the year ended December 31, 2018. These capital contributions were made for working capital purposes.

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

During February 2018, RGI filed an amendment to the COD for the Series C and Series C-1 Preferred Stock extending the redemption date to October 2022 and reducing the redemption amount of the preferred shares then outstanding at a redemption price equal to one-half of the Conversion Amount (as defined) of such preferred shares. During the years ended December 31, 2019 and 2018 we recorded a credit to noncontrolling interest of $23,852 and $1,146,265, respectively, as a result of the reduction in the redemption amount.

Liquidation preference of RGI Series A, Series A-1, Series C and Series C-1 Convertible Preferred Stock

In the event of a liquidation event, the holders of Series A, Series A-1, Series C and Series C-1 preferred stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of junior stock, but pari passu with any parity stock then outstanding and after any amount paid to the holders of the convertible preferred stock, an amount per preferred share equal to the greater of (A) the Conversion Amount thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted such preferred shares into the Company’s common stock immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of the convertible preferred stock, the holders and holders of shares of parity stock, then each holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such holder and such holder of parity stock as a liquidation preference, in accordance with their respective certificate of designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of preferred shares and all holders of shares of parity stock.

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

For the years December 31, 2019 and 2018, the Company had accrued dividends in the amount of $70,205 and $278,236, respectively. The accrued dividends were charged to noncontrolling interest and the net unpaid accrued dividends were added to the carrying value of the preferred stock. Further, we attributed a beneficial conversion feature of $70,205 and $278,236 for the years ended December 31, 2019 and 2018, respectively, to the preferred dividends based upon the difference between the effective conversion price of those dividends and the quarterly average closing price of our common stock. The amount attributable to the beneficial conversion feature has been recorded as a deemed dividend to the preferred shareholders and as a charge to noncontrolling interest.

Pre-Merger non-controlling interest

Prior to the completion of the Merger RGI had shares of redeemable preferred stock outstanding as discussed above. RGI issued a total of 389,036 shares of Series D Preferred stock in exchange for the redeemable preferred stock of $2,106,117 and other debt net of discounts of $93,846 (see Note 7). The adjustment for this exchange has been reflected as part of the credit to paid in capital to reflect the effect of the Merger (see “Common Stock” disclosure above regarding “deemed issuances”).

NOTE 10 — STOCK OPTIONS AND WARRANTS

2014 Equity Incentive Plan

The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 6,385 shares of common stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of December 31, 2019 no awards are outstanding under the 2014 Plan. The Company does not anticipate granting any awards under the 2014 plan in the future.

2017 Equity Incentive Plan

In October 2017, our Board and shareholders authorized the 2017 Equity Incentive Plan (the “2017 Plan”), covering 475,000 shares of common stock. In December 2019, the number of shares authorized under the 2017 Plan was increased to 1,098,959 shares. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2017 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $1.60 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2017 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2017 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Stock Options

The following stock options have been issued by the Company:

RGI granted 62 options to purchase common stock in 2014, exercisable at $28.00 per share. The options have a term of five years.

In February 2018, RGI granted to its Chief Executive Officer 6,250 options to purchase common stock, exercisable at $6.40 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. Of these options 521 vest upon grant and the remaining options shall vest quarterly in equal amounts over a 33-month period with the first vesting date being April 30, 2018. We have recorded compensation expense of $13,333 and $15,555 related to the options during the years ended December 31, 2019 and 2018, respectively.

In February 2018, RGI granted to two current directors (then designees) an aggregate of 25,000 options to purchase common stock, exercisable at $6.40 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest quarterly in equal amounts over a one year period with the first vesting occurring on June 30, 2018. We have recorded compensation expense of $34,284 and $125,709 related to the options during the years ended December 31, 2019 and 2018, respectively.

In June 2018, RGI granted to six nonemployee advisors an aggregate of 15,000 options to purchase common stock, exercisable at $4.80 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest upon the first anniversary of their grant, and were fully vested as of March 31, 2019. We have recorded compensation expense of $7,121 and $44,477 related to the options during the years ended December 31, 2019 and 2018, respectively.

In February 2019, the Company granted to its Executive Chairman an aggregate of 43,423 options to purchase common stock, exercisable at $3.52 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vest on August 4, 2020. The award has been valued at $149,730 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $91,502 related to the options during the year ended December 3, 2019. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 397%, (3) risk-free interest rate of 2.54%, (4) expected term of 1.5 years.

In May 2019, the Company granted to its Executive Chairman five-year options to purchase 451,170 common shares at $6.40 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The award has been valued at $2,217,952 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $924,147 related to the award during the year ended December 31, 2019. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 220%, (3) risk-free interest rate of 2.26%, (4) expected term of 1.5 years.

In August 2019, the Company granted to five nonemployee advisors an aggregate of 31,250 options to purchase common stock, exercisable at $3.15 per share, under the terms of the 2017 Plan. The options have a term of five years. The options vest in full on May 23, 2020, subject to continued service as an advisor to the Company as of the vesting date. The awards have been valued at $98,500 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $50,513 related to the options during the year ended December 31, 2019. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 427%, (3) risk-free interest rate of 1.68%, (4) expected term of five years.

In December 2019, the Company granted to eight officers and directors an aggregate of 301,327 options to purchase common stock, exercisable at $1.45 per share, under the terms of the 2017 Plan. The options have a term of three years. The options vest one third upon grants, one third on the first grant date anniversary and one third on the second grant date anniversary, subject to continued service by the directors and officers of the Company in their respective capacities as of each applicable vesting date. The awards have been valued at $435,969 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $148,118 related to the options during the year ended December 31, 2019. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 354%, (3) risk-free interest rate of 1.67%, (4) expected term of three years.

Stock option activity for the two years ended December 31, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	75	$4,369.60
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2018	75	4369.60
Assumed in recapitalization	89,735	4.75
Cancelled in recapitalization	(75)	4369.60
Granted post-recapitalization	783,747	4.37
Exercised	-	-
Expired or cancelled	(62)	28.00
Outstanding at December 31, 2019	873,420	$4.41
Exercisable at December 31, 2019	459,477	$5.42

As of December 31, 2019, there was approximately $1,700,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized over a period of two years, as follows: 2020, $1,557,000; 2021, $143,000. There was no intrinsic value to the options at December 31, 2019

Warrants Recorded as Derivative Liabilities

In connection with the sale of Series A and Series A-1 Preferred Stock prior to the completion of the March 31, 2019 Merger, RGI issued an aggregate of 2,250,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants were exercisable any time on or after 90 days after the issuance date at an exercise price of $0.80 and expire on September 1, 2023. The exercise price and number of warrants were subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants. Pursuant to and just prior to the completion of the Merger these warrants were exchanged for newly issued Series D Preferred Stock (see Notes 7 and 9 and below).

In connection with the sale of Series D Preferred Stock, we issued a total of 470,939 five-year warrants with an exercise price of $4.80, subject to adjustment.

The Company identified embedded features in the warrants issued with the Series D Preferred Stock which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date. As of the issuance date of the unit warrants, the Company determined a fair value of $1,750,646 for the warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 1.83% - 2.23%, an expected term of five years, an expected volatility of 379% - 385% and a 0% dividend yield.

During the year ended December 31, 2019, the Company recorded other income $1,138,604 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $612,042 as of December 31, 2019, determined using a binomial model based on a risk-free interest rate of 1.655%, an expected term of 4.25 – 4.42 years, an expected volatility of 359 - 366% and a 0% dividend yield.

Warrant activity for the two years ended December 31, 2019 is as follows:

	Warrants Outstanding	Weighted Average Price Per Share
Outstanding at December 31, 2017	190	$1,054.40
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2018	190	1054.40
Assumed in recapitalization	2,250,000	0.80
Cancelled in recapitalization	(190)	1054.40
Exchanged pursuant to recapitalization	(2,250,000)	0.80
Issued post-recapitalization	470,939	4.80
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2019	470,939	$4.80

All warrants are exercisable at December 31, 2019.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at December 31, 2019, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease with a related party (see note 12) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments are currently $7,078 per month and increase to $7,535 per month for the final 20 months of the lease.

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

For the year ended December 31, 2019, lease costs amounted to $111,689 which includes base lease costs of $63,705 and common area and other expenses of $47,984. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

December 31, 2019
Operating office lease	$269,054
Less accumulated reduction	(55,034)
Balance of ROU asset at December 31, 2019	$214,020

Operating lease liability related to the ROU asset is summarized below:

December 31, 2019
Total lease liability	$269,054
Reduction of lease liability	(55,034)
Total	214,020
Less short term portion as of December 31, 2019	(73,378)
Long term portion as of December 31, 2019	$140,642

Future base lease payments under the non-cancellable operating lease at December 31, 2019 are as follows:

2020	$86,997
2021	89,736
2022	82,885
Total minimum non-cancellable operating lease payments	259,618
Less discount to fair value	(45,598)
Total minimum principal payments	$214,020

NOTE 12 — RELATED PARTY TRANSACTIONS

As described in Note 7 and Note 8, the Company has issued four notes to related party shareholders, totaling $350,000, of which $100,000 is held by our Chief Executive Officer. Interest expense on these shareholder notes was $14,375 and $57,500 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on the notes was $121,199 at December 31, 2018. No payments of interest were made on the notes. Effective March 31, 2019, the notes and related accrued interest were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com stockholders and the note holders were allocated shares of the Series E Preferred Stock. This amount has been credited to paid-in capital.

In April 2019 a consultant (who is also a principal shareholder and former noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital.

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through December 31, 2019 no fees were due or payable under this arrangement.

During 2019 our executive chairman had an ownership interest in an entity that provided marketing services to us. We incurred $15,000 of costs in 2019 during his period of ownership.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded a finder’s fee and consulting fees expense of $238,500 during the year ended December 31, 2019. At December 31, 2019, $148,500 of the Genesys finder’s fee is included in accrued compensation.

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $181,400 and $297,631 for the years ended December 31, 2019 and 2018, respectively.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement. During the year ended December 31, 2019 we charged to operating expenses $93,671 for services provided by Genesys. As of December 31, 2019, the Company owes Genesys $66,391 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $208,158 for the year ended December 31, 2019. EOR costs related to customers processed by Icon Canada was $194,641 for the year ended December 31, 2019. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of December 31, 2019, the Company owes Icon $759,400 in payables and Icon Canada owes $4,340 to the Company. During the year ended December 31, 2019, we charged to cost of revenue $1,887,726 related to services provided by Icon as our employer of record. During the year ended December 31, 2019, we charged to operating expenses $191,729 related to management fees, rent and other administrative expense.

NOTE 13 — BUSINESS COMBINATION

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

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired on Recruiting Solutions. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill. The Company will utilize these assets in its new employment staffing business to be operated through Recruiting Solutions, and to augment the Company’s existing and future revenues. Goodwill associated with the Genesys acquisition is expected to be tax deductible.

The following is a summary of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$768,005
Customer contracts	183,107
License	1,726,965
Goodwill	6,517,315
Accounts payable	(532,292)
Deferred revenue	(63,100)
$8,600,000

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the years ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Revenue	$7,799,626	$10,054,330
Net Loss	$(12,672,671)	$(5,472,093)
Loss per common share, basic and diluted	$(8.86)	$-

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 14 — INCOME TAXES

The Company has, subject to limitation, approximately $7.5 million of net operating loss carryforwards (“NOL”) at December 31, 2019, of which approximately $1.4 million will expire at various dates through 2037 and approximately $6.1 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $1,829,000 and $315,000 for the years ended December 31, 2019 and 2018, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryover	$1,776	$638
Intangibles amortization	701	-
Accrued compensation	17	44
Stock compensation	21	-
Accrued interest	-	48
Capital losses	196	138
Bad debt allowance	5	-
Deferred revenue	(35)	(16)
Total deferred tax assets, net	2,681	852
Less: valuation allowance	(2,681)	(852)
Net deferred tax assets	$-	$-

The above NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL carryforward that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2019 and 2018 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2019	2018
Statutory federal income tax rate	-21.0%	-21.0%
State income taxes, net of federal benefits	-1.1%	-5.7%
Non-deductible items	6.6%	5.2%
Change in valuation allowance	15.5%	21.5%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 15 — SUBSEQUENT EVENTS

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

Preferred Stock

In March 2020, an investor agreed to purchase 2,750 Units, each consisting of one share of Series D Preferred Stock and 6.25 warrants to purchase one share of common stock, for gross proceeds of $50,000. The investor paid $25,000. As of the date of this Annual Report, the balance has not been paid and no shares of Series D Preferred Stock or related warrants have been issued in connection with this investment.

Common Stock

Subsequent to December 31, 2019, we issued 1,003,924 shares of common stock upon the conversion of 12,900 shares of Series D Preferred Stock, 3,141 shares of Series E Preferred Stock and 64,272 shares of Series F Preferred Stock.

Sale of Future Revenues

On March 20, 2020, we modified the agreements related to the sale of future revenues that are discussed in Note 5. We have combined and extended the term of the agreements, and have reduced the weekly payments due. In consideration of increasing the amount due by $54,574, the weekly payments were reduced to $7,298 for 65 weekly payments, compared to approximately 38 payments of $10,904 required under the original agreements.

Consulting Agreements

We entered into a consulting agreement for advisory services with an initial term of three months. Compensation will be paid in the form of shares of common stock at the rate of 10,000 shares per month. The shares will be fully vested at the time of issuance.

We entered into a consulting agreement for advisory services with an initial term of six months. Compensation will be $15,000 plus 60,000 shares of common stock. The shares will be fully vested at the time of issuance.

Receivables Financing Agreement

We have entered into an agreement with a lender that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month.

Paycheck Protection Program Loans

We have received $367,450 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program.