Form 10-Q
period 2020-03-31
Recruiter.com Group, Inc.
filed 2020-06-25
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________:

Commission file number: 000-53641

RECRUITER.COM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3090646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Waugh Dr. Suite 300, Houston, Texas	77007
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (855) 931-1500

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of June 24, 2020, the number of shares of the registrant’s common stock outstanding was 4,852,508.

EXPLANATORY NOTE

On May 15, 2020 (the “Original Due Date”), Recruiter.com Group, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the recruitment industry. As previously disclosed, this caused a delay in completing the Company’s year-end audit and the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), which was filed on May 8, 2020. The preparation of the Annual Report required substantial time and effort from management. These circumstances have impacted the Company’s ability to complete its quarterly review and file this Quarterly Report by the Original Due Date.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$301,533	$306,252
Accounts receivable, net of allowance for doubtful accounts of $34,750 and $23,500, respectively	849,358	864,415
Prepaid expenses and other current assets	118,457	98,503
Investments - available for sale marketable securities	11,025	44,766

Total current assets	1,280,373	1,313,936

Property and equipment, net of accumulated depreciation of $962 and $673, respectively	2,501	2,790
Right of use asset - related party	195,676	214,020
Intangible assets, net	1,273,382	1,432,554
Goodwill	3,517,315	3,517,315

Total assets	$6,269,247	$6,480,615

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$823,937	$621,389
Accounts payable - related parties	1,166,364	825,791
Accrued expenses	338,305	2,276,444
Accrued compensation	448,125	276,213
Accrued interest	6,471	985
Liability on sale of future revenues, net of discount of $103,664 and $135,641, respectively	308,836	404,101
Advances on receivables	180,778	-
Other liabilities	51,780	-
Loans payable - current portion	27,793	25,934
Refundable deposit on preferred stock purchase	310,000	285,000
Warrant derivative liability	1,177,130	612,042
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	130,040	145,474

Total current liabilities	5,042,937	5,546,751

Lease liability - long term portion - related party	122,298	140,642
Loans payable - long term portion	71,023	77,866

Total liabilities	5,236,258	5,765,259

Commitments and contingencies (Note 10)	-	-

Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 547,780 and 454,546 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	56	46
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 and 734,986 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 75,496 and 139,768 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	14
Common stock, $0.0001 par value; 250,000,000 shares authorized; 4,623,582 and 3,619,658 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	462	362
Additional paid-in capital	21,003,182	18,203,048
Accumulated deficit	(19,970,793)	(17,488,188)
Total stockholders’ equity	1,032,989	715,356

Total liabilities and stockholders’ equity	$6,269,247	$6,480,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenue	$2,313,123	$163,302
Cost of revenue (including related party costs of $655,384 and $0, respectively)	1,751,196	-

Gross profit	561,927	163,302

Operating expenses:
Sales and marketing	25,243	11,576
Product development	83,093	60,333
Amortization of intangibles	159,173	-
General and administrative (including share based compensation expense of $870,722 and $86,705, respectively)	2,148,943	397,773

Total operating expenses	2,416,452	469,682

Loss from operations	(1,854,525)	(306,380)

Other income (expenses):
Interest expense	(44,206)	(67,025)
Change in fair value of derivative liability	(565,088)	-
Net recognized loss on marketable securities	(18,786)	(8,917)
Total other income (expenses)	(628,080)	(75,942)

Loss before income taxes	(2,482,605)	(382,322)
Provision for income taxes	-	-
Net loss	(2,482,605)	(382,322)
Net loss attributable to the noncontrolling interest	-	(30,716)
Net loss attributable to the controlling interest before preferred stock dividends	(2,482,605)	(351,606)
Preferred stock dividend	-	(140,410)
Net loss attributable to Recruiter.com Group, Inc. shareholders	(2,482,605)	(492,016)

Net loss per common share – basic and diluted	$(0.59)	$-

Weighted average common shares – basic and diluted	4,182,256	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months ended March 31, 2020 and 2019

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	$18,203,048	$(17,488,188)	$-	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	870,722	-		870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	1,929,505	-	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	161,250	16	(15)	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	(4)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	803,414	80	(74)	-	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(2,482,605)	-	(2,482,605)
Balance as of March 31, 2020	547,780	$56	731,845	$74	75,496	$8	4,623,582	$462	$21,003,182	$(19,970,793)	$-	$1,032,989

Balance as of December 31, 2018	-	$-	775,000	$78	-	$-	$-	$-	$679,259	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	-	-	-	-	1,747,879	175	3,889,219	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-		-	86,705	86,705
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	-	-	-	-	200,000	20	-	-	8,599,980	-	-	8,600,000
Sale of Series D Preferred stock units, net of offering costs	31,625	3	-	-	-	-	-	-	539,994	-	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	-	-	-	706,501	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(691,780)	-	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(351,606)	(30,716)	(382,322)
Balance as of March 31, 2019	420,661	$42	775,000	$78	200,000	$20	1,747,879	$175	$13,723,173	$(6,026,997)	$-	$7,696,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities
Net loss	$(2,482,605)	$(382,322)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	159,461	-
Bad debt expense	11,250	-
Equity based compensation expense	870,722	86,705
Recognized loss on marketable securities	18,786	8,917
Expenses paid through financings	-	5,000
Amortization of debt discount	31,976	32,522
Change in fair value of derivative liability	565,088	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,807	(8,373)
Increase in prepaid expenses and other current assets	(19,954)	(52,121)
Increase in accounts payable and accrued liabilities	711,896	303,158
Increase in other liabilities	51,780	-
Decrease in deferred revenue	(15,434)	(39,018)
Net cash used in operating activities	(93,227)	(45,532)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	14,955	-
Cash paid for software development	-	(11,500)
Net cash provided by (used in) investing activities	14,955	(11,500)

Cash Flows from Financing Activities
Proceeds from notes	-	45,005
Payments of notes	(4,984)	(588)
Advances on receivables	180,778	-
Repayments of sale of future revenues	(127,241)	-
Deposit on purchase of preferred stock	25,000	-
Proceeds from sale of preferred stock	-	434,997
Net cash provided by financing activities	73,553	479,414

Net increase (decrease) in cash	(4,719)	422,382
Cash, beginning of period	306,252	14,152

Cash, end of period	$301,533	$436,534

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$38,721	$11,391
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for accrued penalties	$1,929,516	$-
Preferred stock issued for asset acquisition	$-	$8,600,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$-	$2,199,963
Accounts payable paid through proceeds of preferred stock	$-	$100,000
Accrued compensation paid with common stock	$-	$56,250
Value of warrant issued with note	$-	$42,000
Accounts payable paid through proceeds of note	$-	$4,995
Warrant derivative liability at inception	$-	$691,780
Notes and accrued interest forgiven	$-	$706,501

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in Houston, Texas. The Company has four subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC and VocaWorks, Inc. (“VocaWorks”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, and New York.

Until May 13, 2020, the Company was a Delaware corporation. On May 13, 2020, the Company effected a reincorporation from the State of Delaware to the State of Nevada (see Note 13).

Asset Purchase

Effective March 31, 2019, RGI acquired certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among RGI, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiting Solutions, a wholly owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase the Company issued a total of 200,000 shares of its Series F Preferred Stock convertible into 2,500,000 shares of the Company’s common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company is utilizing these assets in its employment staffing business operated through Recruiting Solutions. This transaction was treated as a business combination (see Note 12).

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of RGI and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of RGI for the years ended December 31, 2019 and 2018, filed with the SEC on May 8, 2020. The December 31, 2019 balance sheet is derived from those statements.

In the opinion of management, these unaudited interim financial statements as of and for the three months ended March 31, 2020 and 2019 include all adjustments (consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to March 31, 2020 and 2019 in these footnotes are unaudited.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of March 31, 2020. There were no uninsured balances as of March 31, 2020 and December 31, 2019. The Company had no cash equivalents during or at the end of either period.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2020 or December 31, 2019.

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

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended March 31,
	2020	2019
Consulting and staffing services	$1,913,394	$-
Permanent placement fees	137,627	40,278
License and other	184,975	-
Career services	36,934	39,282
Marketing and publishing	40,193	83,742
Total revenue	$2,313,123	$163,302

As of March 31, 2020 and December 31, 2019, deferred revenue amounted to $130,040 and $145,474 respectively. As of March 31, 2020, deferred revenues associated with placement services are $110,290 and we expect the recognition of such services to be $97,190 within the three months ended June 30, 2020 and $13,100 thereafter. As of March 31, 2020, deferred revenues associated with marketing services are $19,750 and we expect the recognition of such services to be within the three months ended June 30, 2020.

Revenue from international sources was approximately 2% and 7% for the three months ended March 31, 2020 and 2019, respectively.

Costs of Revenue

Costs of revenues consist of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $34,750 and $23,500 as of March 31, 2020 and December 31, 2019, respectively. Bad debt expense was $11,250 and $0 for the three month periods ended March 31, 2020 and 2019, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2020, three customers accounted for more than 10% of the accounts receivable balance, at 32%, 16%, and 12%, for a total of 60%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

For the three months ended March 31, 2020 two customers accounted for 10% of more of total revenue, at 33% and 18%, for a total of 51%. For the three months ended March 31, 2019 three customers accounted for 10% or more of total revenue, at 15%, 15% and 15%, for a total of 45%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal shareholders is an employee of this firm but exerts control over this firm (see Note 11).

We are a party to that certain license agreement with a related party firm (see Note 11). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $25,243 and $11,576 for the three months ended March 31, 2020 and 2019, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of March 31, 2020:

	Fair Value at March 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$11,025	$11,025	$-	$-
Warrant derivative liability (Note 9)	$1,177,130	$-	$-	$1,177,130

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2020:

Balance at December 31, 2019	$612,042
Additions to derivative instruments	-
Loss on change in fair value of derivative liability	565,088
Balance at March 31, 2020	$1,177,130

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

Derivative Instruments

The Company’s derivative financial instruments consist of the warrants issued with the sale of our Series D Preferred Stock in 2019 (see Note 9). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 18,685,872 and 17,776,578 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because their effects would have been anti-dilutive.

	March 31,	March 31,
	2020	2019
Options	873,420	89,736
Stock awards	402,500	43,423
Warrants	470,939	197,656
Convertible preferred stock	16,939,013	17,445,763
	18,685,872	17,776,578

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

NOTE 2 — GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of March 31, 2020 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2020 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these unaudited condensed consolidated financial statements.

The Company completed rounds of funding during 2019. Additionally, subsequent to March 31, 2020 the Company raised approximately $2.6 million in gross proceeds through the issuance of convertible debentures and warrants as more fully disclosed in Note 13. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of March 31, 2020 and December 31, 2019 was $647,000 and $708,541, respectively, and accumulated unrealized losses were $635,975 and $663,775 as of March 31, 2020 and December 31, 2019, respectively. The value of available for sale marketable securities was $11,025 as of March 31, 2020, based on 333,333 shares of common stock held in two entities with an average per share market price of approximately $0.03.

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended
	March 31,
	2020	2019
Net realized gains (losses) on investment sold	$(2,142)	$-
Net unrealized gains (losses) on investments still held	(16,644)	(8,917)

Total	$(18,786)	$(8,917)

The reconciliation of the investment in marketable securities is as follows for the three months ended March 31, 2020 and 2019:

	March 31,	March 31,
	2020	2019
Balance – January 1	$44,766	$33,917
Additions	-	-
Proceeds on sales of securities	(14,955)	-
Recognized losses	(18,786)	(8,917)
Balance – March 31	$11,025	$25,000

NOTE 4 — INTANGIBLE ASSETS

Amortization expense of intangible assets was $159,173 for the three months ended March 31, 2020. Future amortization of intangible assets is expected to be approximately $477,000 for 2020, $637,000 for 2021 and $159,000 for 2022.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

At March 31, 2020 we are party to two agreements related to the sale of future revenues. Both agreements are with the same party, have substantially the same terms, and were entered into in December 2019. Discount related to the agreements will be amortized to expense over the term of the agreements. During the three months ended March 31, 2020, we amortized $31,976 of discount to interest expense. Unamortized discount is $103,664 at March 31, 2020.

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

NOTE 6 — RECEIVABLES FINANCING AGREEMENT

In January 2020 we entered into an agreement with a lender that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. Advances under the agreement were $180,778 at March 31, 2020. In April 2020, the lender informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic.

NOTE 7 — LOANS PAYABLE

At March 31, 2020 and December 31, 2019 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at March 31, 2020; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended in 2020.

We have outstanding balances of $98,816 and $103,800 pursuant to two term loans as of March 31, 2020 and December 31, 2019, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 7.75% and 7.76%, respectively. Current monthly payments under the loans are $1,759 and $1,008, respectively.

The status of these loans as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Term loans	$98,816	$103,800
Less current portion	(27,793)	(25,934)
Non-current portion	$71,023	$77,866

Future principal payments under the lines of credit and term notes are as follows:

Year Ending December 31,
2020	$20,950
2021	28,136
2022	30,492
2023	19,238
Total minimum principal payments	$98,816

Our Chief Executive Officer, who is also a shareholder, has personally guaranteed the loans described above.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2020 and December 31, 2019, the Company had 1,355,121 and 1,329,300 shares of preferred stock issued and outstanding, respectively.

Series D Convertible Preferred Stock

During 2020 we have issued to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock as consideration for waivers of penalties discussed below.

In February 2020, the Company issued 161,250 shares of its common stock upon conversion of 12,900 shares of its Series D Preferred Stock.

In March 2020, an investor agreed to purchase 2,750 Units, each consisting of one share of Series D Preferred Stock and seven warrants to purchase one share of common stock, for gross proceeds of $50,000. The investor paid $25,000. The balance has not been paid and no shares of Series D Preferred Stock or related warrants have been issued in connection with this investment. The $25,000 payment is reflected as a liability at March 31, 2020.

Series E Convertible Preferred Stock

In January 2020, the Company issued 39,260 shares of its common stock upon conversion of 3,141 shares of Series E Preferred Stock.

Series F Convertible Preferred Stock

In January and February 2020, the Company issued 803,414 shares of its common stock upon conversion of 64,272 shares of Series F Preferred Stock.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. At March 31, 2020, $308,893 is included in accrued expense on the balance sheet.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. The number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares in connection with the reincorporation from Delaware to Nevada in May 2020. As of March 31, 2020 and December 31, 2019 the Company had 4,623,582 and 3,619,658 shares of common stock outstanding, respectively.

On February 1, 2019, the Company granted to Evan Sohn, its Executive Chairman, 43,423 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $12,665 during the three months ended March 31, 2020.

On May 14, 2019, the Company granted to Mr. Sohn 451,170 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $318,473 during the three months ended March 31, 2020.

On December 23, 2019 the Company granted to a consultant 312,500 restricted stock units (the “RSUs”) pursuant to a consultant agreement. The RSUs vest 63,500 upon grant with the balance vesting monthly in equal installments beginning January 1, 2020 and ending November 1, 2020, subject to the consultants continued service to the Company on each vesting date. The RSU award has been valued at $343,750 and compensation expense will be recorded over the respective vesting periods. We recognized compensation expense of $74,999 during the three months ended March 31, 2020. The shares have not been issued at March 31, 2020. The vested shares will be issued at the earlier of the final vesting period or the termination of services.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 60,000 shares of restricted common stock, plus a payment of $15,000. The shares are fully vested upon issuance and have been valued at $75,000. The shares have not been issued at March 31, 2020. We have accrued compensation expense of $31,250 for the share portion of the agreement and $6,250 for the cash portion at March 31, 2020.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 30,000 shares of restricted common stock, earned monthly over the three month term of the agreement. The shares are fully vested upon issuance and have been valued at $45,500. The shares have not been issued at March 31, 2020. We have accrued compensation expense of $39,000 at March 31, 2020.

In January 2020, the Company issued 39,260 shares of its common stock upon conversion of 3,141 shares of Series E Preferred Stock.

In January and February 2020, the Company issued 803,414 shares of its common stock upon conversion of 64,272 shares of Series F Preferred Stock.

In February 2020, the Company issued 161,250 shares of its common stock upon conversion of 12,900 shares of its Series D Preferred Stock.

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock Options

During the three months ended March 31, 2020, we recorded $464,585 of compensation expense related to stock options granted in prior years.

No options were granted during the three months ended March 31, 2020.

Warrants Recorded as Derivative Liabilities

No warrants were issued during the three months ended March 31, 2020.

The Company identified embedded features in the warrants issued with Series D Preferred Stock in 2019 which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

During the three months ended March 31, 2020, the Company recorded other expense of $565,088 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $1,177,130 as of March 31, 2020, determined using a binomial model based on a risk-free interest rate of 0.33%, an expected term of 4.0 – 4.21 years, an expected volatility of 374 - 381% and a 0% dividend yield.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at March 31, 2020, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease with a related party (see Note 11) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments are currently $7,078 per month and increase to $7,535 per month for the final 20 months of the lease.

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

For the three months ended March 31, 2020, lease costs amounted to $37,910 which includes base lease costs of $21,234 and common area and other expenses of $16,676. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

March 31, 2020
Operating office lease	$269,054
Less accumulated reduction	(73,378)
Balance of ROU asset at March 31, 2020	$195,676

Operating lease liability related to the ROU asset is summarized below:

March 31, 2020
Total lease liability	$269,054
Reduction of lease liability	(73,378)
Total	195,676
Less short term portion as of March 31, 2020	(73,378)
Long term portion as of March 31, 2020	$122,298

Future base lease payments under the non-cancellable operating lease at March 31, 2020 are as follows:

2020	$65,763
2021	89,736
2022	82,885
Total minimum non-cancellable operating lease payments	238,384
Less discount to fair value	(42,708)
Total fair value of lease payments	$195,676

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like to comply with health and safety guidelines to protect employees, contractors and customers, including in connection with a transition back to the workplace. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

NOTE 11 — RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through March 31, 2020 no fees were due or payable under this arrangement.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 during the three months ended March 31, 2020. At March 31, 2020, $132,000 of the Genesys finder’s fee is included in accrued compensation.

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $60,979 and $49,854 for the three months ended March 31, 2020 and 2019, respectively.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement. During the three months ended March 31, 2020 we charged to operating expenses $38,477 for services provided by Genesys. As of March 31, 2020, the Company owes Genesys $64,868 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 10). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $33,227 for the three months ended March 31, 2020. EOR costs related to customers processed by Icon Canada was $31,070 for the three months ended March 31, 2020. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of March 31, 2020, the Company owes Icon $1,101,496 in payables and Icon Canada owes $6,498 to the Company. During the three months ended March 31, 2020, we charged to cost of revenue $624,314 related to services provided by Icon as our employer of record. During the three months ended March 31, 2020, we charged to operating expenses $70,941 related to management fees, rent and other administrative expense.

We also recorded placement revenue from Icon of $6,410 during the three months ended March 31, 2020, which is included in accounts receivable at March 31, 2020.

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

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2019.

March 31,
2019
Revenue	$1,964,941
Net Loss	$(1,211,480)
Loss per common share, basic and diluted	$-

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 — SUBSEQUENT EVENTS

Reincorporation

On May 13, 2020, the Company effected a reincorporation from the State of Delaware to the State of Nevada. Following the approval by the Company’s stockholders at a special meeting held on May 8, 2020, Recruiter.com Group, Inc., a Delaware corporation (“Recruiter.com Delaware”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Recruiter.com Group, Inc., a Nevada corporation and a wholly owned subsidiary of Recruiter.com Delaware (“Recruiter.com Nevada”), pursuant to which Recruiter.com Delaware merged with and into Recruiter.com Nevada, with Recruiter.com Nevada continuing as the surviving entity. Simultaneously with the reincorporation, the number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares.

The reincorporation did not result in any change in the corporate name, business, management, fiscal year, accounting, location of the principal executive office, or assets or liabilities of the Company.

Common Stock

In April 2020, the Company issued a total of 90,000 shares of restricted common stock to consultants pursuant to previously executed consulting agreements.

The Company has issued 138,926 shares of common stock upon the conversion of 11,114 shares of Series F Preferred Stock.

Paycheck Protection Program Loans

Subsequent to March 31, 2020, we have received $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program.

Stock Options

In May 2020, the Company engaged a consultant to serve as the Company’s Chief Financial Officer, effective upon filing of the Quarterly Report on Form 10-Q for the three months ended March 31, 2020. In connection with the appointment, the Company granted to the consultant 26,087 five-year non-qualified options to purchase common stock at an exercise price of $2.50 per share (the “Initial Term Options”), vesting in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date. The vesting of the Initial Term Options is subject to acceleration upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market, or any successor of the foregoing. Additionally, the Company issued to the consultant 431,251 five-year non-qualified options to purchase common stock at an exercise price of $2.50 per share (the “Uplist Options”), vesting over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date.

In May 2020, the Company granted to a consultant 25,000 one-year non-qualified stock options exercisable at $2.50 per share, vesting in full upon confirmation of a pending project.

Amendments to the Recruiter.com Group, Inc. 2017 Equity Incentive Plan

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 1,714,000 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 2,770,000 shares.

Convertible Debentures and Warrants

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,845,703 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,625,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission and fees of $295,000 and reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share.

The Debentures mature on May 28, 2021, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $2.00 per share, subject to certain adjustments.

The Company’s obligations under the Purchase Agreement and the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries pursuant to a Security Agreement, effective May 28, 2020 (the “Security Agreement”) by and among the Company, its wholly-owned subsidiaries, and the Purchasers, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

The Purchase Agreement contains customary representations, warranties and covenants of the Company, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, without the prior written consent of the Debenture holders, to incur additional indebtedness, including further advances under a certain preexisting secured loan, and repay outstanding indebtedness, create or permit liens on assets, repurchase stock, pay dividends or enter into transactions with affiliates. The Debentures contain customary events of default, including, but not limited to, failure to observe covenants under the Debentures, defaults on other specified indebtedness, loss of admission to trading on OTCQB or another applicable trading market, and occurrence of certain change of control events. Upon the occurrence of an event of default, an amount equal to 130% of the principal, accrued but unpaid interest, and other amounts owing under each Debenture will immediately come due and payable at the election of each Purchaser, and all amounts due under the Debentures will bear interest at an increased rate.

Pursuant to the Purchase Agreement, the Purchasers have certain participation rights in future equity offerings by the Company or any of its subsidiaries for a period of 24 months after the closing, subject to customary exceptions. The Debentures and the Warrants also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants and the conversion or exercise price in case of future dilutive offerings.

Series D Preferred Stock

On June 9, 2020, the Company sold in a private placement 1,375 units (the “Units”) at a purchase price of $18.1818 per Unit, taking into account a 10% discount, each Unit consisting of (i) one share of Series D Preferred Stock, and (ii) a Warrant to purchase seven shares of common stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing convert into a minimum of 17,188 shares of common stock. The Company received gross proceeds of $25,000 from the sale of the Units. The Warrants are exercisable for five years from the issuance date at an exercise price of $4.8 per share, subject to adjustment as provided for therein.

Adjustment of the Exercise Price and Number of Series D Warrants

As a result of the issuance of the common stock purchase warrants in connection with the offering of Debentures in May and June 2020 described above, 480,564 Series D warrants then outstanding had their exercise price reduced to $1.60 per share, with a corresponding increase in the number of shares of common stock issuable upon exercise of such warrants to 1,441,692.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”).

For purposes of this Quarterly Report, “Recruiter.com,” “we,” “our,” “us,” or similar references refers to Recruiter.com Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overview

The Company is an operator of a hiring platform for what we believe is the world’s largest network of small and independent recruiters. Our mission is to create the most collaborative and connective global platform for professional recruiting and become the top of mind solution for recruiting specialized talent. We help businesses accelerate and streamline their recruiting and hiring processes by leveraging our expert network of recruiters aided by cutting edge artificial intelligence-based candidate sourcing and job-matching technology. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which opens to prospective employers access to a network of approximately 25,000 independent recruiters from across the country and worldwide, with a diverse talent sourcing skill set, including among others information technology, accounting, finance, sales, marketing, operations, and healthcare. We offer recruiters SHRM certified recruitment training and independent earning opportunity.

The Company has four subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, and VocaWorks, Inc. (“VocaWorks”). The Company operates in Connecticut, Texas, and New York.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of consulting and staffing personnel services provided to customers to satisfy demand for long-term consulting and temporary employee needs;

●	Recruiting Solutions: Consists of placement of specialized personnel at employers generating success-based fees for candidate referrals for direct-hire, facilitated by our Platform and artificial intelligence matching technologies;

●	Career Solutions: Consists of (i) Resume Distribution, whereby we send out candidate resumes to our network of independent recruiters and (ii) Recruiter Certification Program, whereby users access our recruitment training content through our online learning management system (subsequent to March 31, 2020, the Company offered the training program free as a response to COVID-19); and

●	Marketing Solutions: Consists of web portal monetization, lead generation, and digital publication advertising structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

Cost of revenue primarily consists of third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this Quarterly Report. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry, and if the recovery is not robust, the impact could be prolonged and severe. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects to resume certain expenses, such as compensation, in Q3 2020 if conditions warrant. The Company expects but cannot guarantee that demand for its recruiting solutions will continue to improve in the second half of 2020, as certain clients re-open or accelerate their hiring initiatives. The Company does not expect reductions made in Q2 2020 due to COVID-19 to inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect in the second half of 2020. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

Quarter Overview

During the three months ended March 31, 2020, the Company focused on sales and marketing improvements, including marketing automation, and the development of a program for the hiring of distributed, independent sales personnel in order to service a high volume of client requests and to provide quality support to its larger clients. Company management additionally focused on developing effective investor relations, product management and roadmap development, and built additional partnership and acquisition opportunities.

Our achievements during the three months ended March 31, 2020 include the following:

●	Achieved nearly 25,000 recruiters on our platform;

●	Launched a healthcare recruiting vertical network, focused on nursing and medical recruiting initiatives;

●	Announced the launch of Recruiter.com’s Job Market Platform on the SAP App Center, the digital marketplace for SAP partner offerings;

●	Launched Recruiters on Demand solution, offering clients the flexible hiring of recruiters to augment hiring efforts;

●	Achieved a first milestone of growing a large client account to placing approximately 50 people on-site;

●	Navigated the COVID-19 pandemic by offering its recruitment training program free of charge to develop more trained recruiters and focusing on areas of employment growth relevant to this period;

●	Announced new features on the Job Market platform to allow users to distribute and share jobs dynamically through personalized and tracked hyperlinks;

●	Announced a partnership with DVBE Connect, a certified Disabled Veteran Business Enterprise as its preferred DVBE recruiting solution;

●	Enhanced our media presence by publishing a report on recruiting technology market opportunities; and

●	Grew operational and sales management team with industry veterans Yolanda Hubbard and Linda Lutton.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

Revenue

The Company had revenue of $2,313,123 for the three months ended March 31, 2020, as compared to $163,302 for the 2019 three month period, an increase of $2,149,821 or 1,316%. The increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys Talent, LLC (“Genesys”). Revenue attributable to the acquired assets was approximately $2,210,000 for the three months ended March 31, 2020, partially offset by a decrease in revenue from our legacy operations of approximately $60,000 (primarily from a decrease in marketing and publishing revenue). We expect revenue to decrease in the second quarter due to the effect of the COVID-19 pandemic. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys. Cost of revenue was $1,751,196 for the three months ended March 31, 2020, and included related party costs of $655,384. There were no comparable costs in the 2019 period.

Our gross profit for the 2020 period was $561,927 which produced a gross profit margin of 24.2%.

Operating Expenses

We had total operating expenses of $2,416,452 for the three months ended March 31, 2020 compared to $469,682 in the 2019 period. The increase was primarily due to the non-cash amortization of intangibles and increased general and administrative expenses resulting from equity grants to employees and consultants and the integration of the business acquired from Genesys. Operating expenses of approximately $778,000 are attributable to the assets acquired from Genesys in March 2019, which were not present in the 2019 period.

Sales and Marketing

Our sales and marketing expenses for the three months ended March 31, 2020 were $25,243 compared to $11,576 for the 2019 period, which reflects the focus on growth in our business.

Product Development

Our product development expenses for the three months ended March 31, 2020 increased to $83,093 from $60,333 for 2019. The product development expenses in 2020 included approximately $61,000 paid to a development team employed by Recruiter.com Mauritius, a related party. In 2019, product development expenses included approximately $50,000 paid to Recruiter.com Mauritius.

Amortization of Intangibles and Impairment Expense

For the three months ended March 31, 2020, we incurred a non-cash amortization charge of $159,173 related to the intangible assets acquired from Genesys.

General and Administrative

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three months ended March 31, 2020, our general and administrative expenses were $2,148,943, including $870,722 of non-cash stock based compensation. In 2019, our general and administrative expenses were $397,773 including $86,705 of non-cash stock based compensation. The increase is attributable primarily to increases in compensation and consulting costs and professional fees, and the integration of the business acquired from Genesys. General and administrative expenses related to Genesys operations were approximately $619,000 for the three months ended March 31, 2020.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2020 consisted of net expense of $628,080 compared to net expense of $75,942 in the 2019 period. The primary reason for the increase is a non-cash expense of $565,088 from the change in the fair value of the derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases we recognize other income. We expect the non-cash income from the anticipated forgiveness of the loans we received under the Paycheck Protection Program to increase our other income, or alternatively decrease our other expenses, as the case may be.

Net loss

For the three months ended March 31, 2020, we incurred a net loss of $2,482,605 compared to $382,322 in the 2019 period. After taking into account the accrued preferred stock dividends, we incurred a net loss attributable to common shareholders of $2,482,605 for the three months ended March 31, 2020 compared to $492,016 in the 2019 period. We expect net loss may increase in near-term future periods due to the effect of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,482,605)	$(382,322)
Interest expense and finance cost, net	44,206	67,025
Depreciation & amortization	159,461	-
EBITDA (loss)	(2,278,938)	(315,297)
Bad debt expense	11,250	-
Loss on change in fair value of derivatives	565,088	-
Stock-based compensation	870,722	86,705
Accrued share based compensation	70,250	-
Adjusted EBITDA (Loss)	$(761,628)	$(228,592)

Liquidity and Capital Resources

For the three months ended March 31, 2020, net cash used in operating activities was $93,227, compared to net cash used in operating activities of $45,532 for the 2019 period. The increase in cash used in operating activities was attributable to the growth in our business following the March 31, 2019 Asset Purchase offset by non-cash charges, net of the change in fair value of derivative liability and an increase in accounts payable. Net loss (after adjusting for non-cash items) increased by approximately $576,000 and accounts payable and other liabilities increased by approximately $484,000.

For the three months ended March 31, 2020, investing activities provided $14,955 from the sale of marketable securities, compared to $11,500 of cash used in investing activities in the three months ended March 31, 2019, which resulted from cash paid for software development.

For the three months ended March 31, 2020, net cash provided by financing activities was $73,553. The principal factors were $180,778 from advances on receivables and a $25,000 deposit on the purchase of preferred stock, offset by $127,241 of repayments of funds from the sale of future receivables and $4,984 in repayment of notes. In the 2019 period, financing activities provided $479,414, including $434,997 from the sale of preferred stock and $45,005 of proceeds from notes payable.

As of June 23, 2020 the Company had approximately $1,980,261 cash on hand. This balance is after receipt of $398,545 borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. This balance also is after receipt of approximately $2.6 million in net proceeds from the offering of the 12.5% Original Issue Discount Senior Subordinated Convertible Debentures and common stock purchase warrants completed in May and June 2020. Based on the cash on hand as of June 16, 2020, the Company does not have the capital resources to meet its working capital needs for the next 12 months. We are also party to two lines of credit. Advances under each of these lines of credit mature within 12 months of the advances. Availability under these two lines of credit in the amount of $91,300 at March 31, 2020 has been suspended in 2020 due to COVID-19 uncertainty.

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company recorded net losses of $2,482,605 and $11,843,513, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

To date, private equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. However, the COVID-19 pandemic and debt covenants under outstanding debt and other financing arrangements have affected the Company’s ability to receive advances against its future accounts receivable as discussed in more detail below.

Financing Arrangements

Merchant Receivables Purchase and Security Agreements

The Company and its subsidiaries are parties to a Merchant Receivables Purchase and Security Agreement, dated December 6, 2019 (the “First Receivables Purchase Agreement”), with Change Capital Holdings I, LLC (“Change Capital”) and a Merchant Receivables Purchase and Security Agreement, dated December 16, 2019, with Change Capital (the “Second Receivables Purchase Agreement” and together with the First Receivables Purchase Agreement, the “Receivables Purchase Agreements”). Pursuant to the Receivables Purchase Agreements, Change Capital has agreed to advance a total of $450,000 in cash (the “Purchase Price”) and the Company and its subsidiaries agreed to pay Change Capital in equal weekly installments over the course of 52 weeks an amount of approximately $567,000 (the “Specified Amount”), which amount includes the fees payable by the Company under the Receivables Purchase Agreements. As long as no default has occurred under the Receivables Purchase Agreements, the Company has the right to pay the remaining balance of the Specified Amount to Change Capital prior to the due date at a total cost of 3% of the Purchase Price per month. Pursuant to the Receivables Purchase Agreements, the Company and the subsidiaries party to the Receivables Purchase Agreements also granted to Change Capital a security interest in all their assets now owned or acquired in the future. In May 2020, the Receivables Purchase Agreements were amended to limit the outstanding principal amount to $408,777 payable as two payments of $5,452 weekly, plus any default fees, late fees, legal fees and expenses and any other costs or expenses incurred in enforcing Change Capital’s rights under the Receivables Purchase Agreements. As of June 16, 2020, there are no other fees owed under the Receivables Purchase Agreements. The Company does not anticipate receiving any additional advances under the Receivables Purchase Agreements. The Receivables Purchase Agreements contain covenants which limit the Company’s ability to enter into any secured financing agreements without the prior written consent of Change Capital. The transactions pursuant to the Receivables Purchase Agreements have been accounted for as “Sale of Future Revenues.”

Agreement with Qwil PBC

A wholly-owned subsidiary of the Company is also a party to an arrangement with Qwil PBC, entered into in January 2020, that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. As of June 23, 2020, we had an outstanding balance in the amount of approximately $55,322 pursuant to this arrangement. In April 2020, Qwil informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. In May 2020, the Company negotiated a more favorable repayment plan with Qwil PBC, which consists of a payment of approximately $7,903 per week for 12 weeks, without additional interest.

The advances received pursuant to the arrangements with Change Capital and Qwil are carried as liabilities on our balance sheet and the accounts receivable remain on our books until collected.

Senior Subordinated Secured Convertible Debentures

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,845,703 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,625,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission and fees of $295,000 and reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share.

The Debentures mature on May 28, 2021, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock at any time following the date of issuance at the purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Company’s obligations under the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

The Securities Purchase Agreement for the Debentures and Warrants contains customary representations, warranties and covenants of the Company, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, without the prior written consent of the Debenture holders, to incur additional indebtedness, including further advances under a certain preexisting secured loan, and repay outstanding indebtedness, create or permit liens on assets, repurchase stock, pay dividends or enter into transactions with affiliates. The Debentures contain customary events of default, including, but not limited to, failure to observe covenants under the Debentures, defaults on other specified indebtedness, loss of admission to trading on OTCQB or another applicable trading market, and occurrence of certain change of control events. Upon the occurrence of an event of default, an amount equal to 130% of the principal, accrued but unpaid interest, and other amounts owing under each Debenture will immediately come due and payable at the election of each Purchaser, and all amounts due under the Debentures will bear interest at an increased rate.

In order to meet our working capital needs for the next 12 months, we expect to finance our operations through additional debt or equity offerings. We may not be able to complete these or any other financing transactions on terms acceptable to the Company, or at all. Additionally, any future sales of securities to finance our operations will likely dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. If we are unable to raise sufficient capital to fund our operations, it is likely that we will be forced to reduce or cease operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s beliefs with respect to the impact of the COVID-19 pandemic, including the anticipated effect of client attrition, expected changes in expenses, expected increase in future demand for recruiting solutions, and the anticipated impact of our cost-cutting measures on our ability to meet client demand, our expected decrease in future revenues and increase in the net loss, our expectations regarding advances under the Receivables Purchase Agreements, expected future capital-raising activity, expected forgiveness of the loans received under the Paycheck Protection Program and the anticipated effect of such forgiveness on our operating results, and our liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

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

Please refer to “Part I – Item 1A. Risk Factors” of our 2019 Form 10-K for additional information regarding the risks and uncertainties that could affect our business, financial condition and results of operations. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report.

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

Revenues are predominantly derived from the following activities:

●	Consulting and Staffing. Represents consulting and staffing personnel provided to customers to satisfy demand for permanent and temporary employee needs.

●	Recruiting Solutions. Facilitated by our Job Market software platform and artificial intelligence matching technologies, placement of specialized personnel at employers, generating success-based fees for candidate referrals for direct-hire.

●	Career Solutions. Consisting of (i) Resume Distribution, whereby we send out candidate resumes to our network of independent recruiters and (ii) Recruiter Certification Program, whereby users access our recruitment training content through an online learning management system.

●	Marketing Solutions. Web portal monetization, lead generation, and digital publication advertising, structured for specialized B2B software companies to access niche industry audience, primarily of recruitment and HR audience.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our Chief Financial Officer, have concluded as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management has determined that, as of December 31, 2019, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the consolidated financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board of Directors to maintain audit and other committees consistent with proper corporate governance standards. As of the end of the period covered by this Quarterly Report, these material weaknesses have not been cured. During the three months ended March 31, 2020, the Company planned and developed strategies to improve accounting operations and remediate these material weaknesses, including appointing a new Chief Financial Officer. In May 2020, the Board of Directors appointed Judy Krandel as the Chief Financial Officer of the Company, effective immediately upon filing of this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On June 22, 2020, the Company sold to several accredited investors, pursuant to the Purchase Agreement, effective May 28, 2020, a total of (i) $1,032,750 in the aggregate principal amount of Debentures, and (ii) 645,469 Warrants, which represents 100% warrant coverage. The Company had previously sold an aggregate principal amount of $1,920,375 of the Debentures and a total of 1,200,234 Warrants in May and June 2020, as disclosed in the Current Reports on Form 8-K filed on June 3, 2020 and June 18, 2020. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Arrangements” of this Quarterly Report for further information.

The offer and sale of the Debentures and Warrants pursuant to the Purchase Agreement have not been or will not be registered under the Securities Act of 1933 and are exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Merger Agreement and Plan of Merger, dated March 31, 2019, by and among Truli Technologies, Inc., Truli Acquisition Co., Inc. and Recruiter.com, Inc.+	8-K	4/4/19	2.1
2.2	Asset Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc., Recruiter.com Recruiting Solutions LLC and Genesys Talent LLC+	8-K	4/4/19	2.2
3.1(a)	Articles of Incorporation				Filed
3.1(b)	Certificate of Designation of Series D Convertible Preferred Stock				Filed
3.1(c)	Certificate of Designation of Series E Convertible Preferred Stock				Filed
3.1(d)	Certificate of Designation of Series F Convertible Preferred Stock				Filed
3.1(e)	Certificate of Designation of Series B Redeemable Convertible Preferred Stock				Filed
3.2	Bylaws, as amended				Filed
10.1	Form of Securities Purchase Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4/19	10.1
10.2	Form of Exchange Agreement, dated March 31, 2019, by and among Truli Technologies, Inc. and the investors listed therein+	8-K	4/4//19	10.2
10.3	Amendment No. 1 to License Agreement, dated October 31, 2017, by and among Truli Technologies, Inc., VocaWorks Inc. and Recruiter.com, Inc.	8-K	4/4/19	10.3
10.4	Form of Note	10-Q	2/14/19	10.3
10.5	Form of Warrant	10-Q	2/14/19	10.4
10.8	Letter Agreement between Truli Technologies, Inc. and Evan Sohn re Appointment as Executive Chairman*	10-K	5/8/20	10.8
10.9	Payee Services Agreement between Recruiter.com, Inc. and Qwil PBC				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2020	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Scherne
Robert Scherne
Chief Financial Officer (Principal Financial Officer)