Form 10-Q
period 2020-06-30
Recruiter.com Group, Inc.
filed 2020-08-13
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 7, 2020, the number of shares of the registrant’s common stock outstanding was 5,131,508.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$1,731,099	$306,252
Accounts receivable, net of allowance for doubtful accounts of $33,000 and $21,000, respectively	583,364	864,415
Prepaid expenses and other current assets	94,904	98,503
Investments - available for sale marketable securities	9,017	44,766

Total current assets	2,418,384	1,313,936

Property and equipment, net of accumulated depreciation of $1,251 and $673, respectively	2,212	2,790
Right of use asset - related party	177,331	214,020
Intangible assets, net	1,114,209	1,432,554
Goodwill	3,517,315	3,517,315

Total assets	$7,229,451	$6,480,615

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$316,812	$621,389
Accounts payable - related parties	932,514	825,791
Accrued expenses	387,839	2,276,444
Accrued compensation	405,950	276,213
Accrued interest	13,550	985
Liability on sale of future revenues, net of discount of $69,832 and $135,641, respectively	208,044	404,101
Advances on receivables	68,156	-
Deferred payroll taxes	35,061	-
Other liabilities	14,493	-
Loans payable - current portion	27,335	25,934
Convertible notes payable, net of unamortized discount and costs of $2,804,049 and $0, respectively	149,076	-
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	9,783,912	612,042
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	86,689	145,474

Total current liabilities	12,787,809	5,546,751

Lease liability - long term portion - related party	103,953	140,642
Loans payable - long term portion	461,650	77,866

Total liabilities	13,353,412	5,765,259

Commitments and contingencies (Note 11)	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 536,595 and 454,546 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	55	46
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 and 734,986 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 64,382 and 139,768 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	14
Common stock, $0.0001 par value; 250,000,000 shares authorized; 5,009,508 and 3,619,658 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	501	362
Additional paid-in capital	21,787,410	18,203,048
Accumulated deficit	(27,912,008)	(17,488,188)
Total stockholders’ (deficit) equity	(6,123,961)	715,356

Total liabilities and stockholders’ (deficit) equity	$7,229,451	$6,480,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$1,853,414	$1,972,481	$4,166,537	$2,135,783
Cost of revenue (including related party costs of $298,712, $794,135, $954,096 and $794,135, respectively)	1,418,242	1,461,922	3,169,438	1,461,922

Gross profit	435,172	510,559	997,099	673,861

Operating expenses:
Sales and marketing	15,068	2,969	40,311	2,969
Product development	57,401	44,934	140,494	94,788
Amortization of intangibles	159,173	-	318,346	-
General and administrative (including share based compensation expense of $709,230, $1,481,322, $1,650,202 and $1,568,027 respectively)	1,626,362	2,653,432	3,775,305	3,073,260

Total operating expenses	1,858,004	2,701,335	4,274,456	3,171,017

Loss from operations	(1,422,832)	(2,190,776)	(3,277,357)	(2,497,156)

Other income (expenses):
Interest expense	(203,874)	(14,340)	(248,080)	(81,365)
Initial derivative expense	(3,340,554)	-	(3,340,554)	-
Change in derivative value due to anti-dilution adjustments	(2,642,175)	-	(2,642,175)	-
Change in fair value of derivative liability	(339,088)	17,627	(904,176)	17,627
Grant income	7,262	-	7,262	-
Net recognized loss on marketable securities	46	(92,500)	(18,740)	(101,417)
Total other income (expenses)	(6,518,383)	(89,213)	(7,146,463)	(165,155)

Loss before income taxes	(7,941,215)	(2,279,989)	(10,423,820)	(2,662,311)
Provision for income taxes	-	-	-	-
Net loss	(7,941,215)	(2,279,989)	(10,423,820)	(2,662,311)
Net loss attributable to the noncontrolling interest	-	-	-	(30,716)
Net loss attributable to the controlling interest before preferred stock dividends	(7,941,215)	(2,279,989)	(10,423,820)	(2,631,595)
Preferred stock dividend	-	-	-	(140,410)
Net loss attributable to Recruiter.com Group, Inc. shareholders	$(7,941,215)	$(2,279,989)	$(10,423,820)	$(2,772,005)

Net loss per common share – basic and diluted	$(1.64)	$(1.27)	$(2.31)	$(3.05)

Weighted average common shares – basic and diluted	4,834,531	1,788,401	4,508,394	908,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Three and Six Months ended June 30, 2020 and 2019

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	$18,203,048	$(17,488,188)	$-	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	870,722	-		870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	1,929,505	-	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	161,250	16	(15)	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	(4)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	803,414	80	(74)	-	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(2,482,605)	-	(2,482,605)
Balance as of March 31, 2020	547,780	$56	731,845	$74	75,496	$8	4,623,582	$462	$21,003,182	$(19,970,793)	$-	$1,032,989

Stock based compensation									665,230			665,230
Sale of Series D Preferred stock units	1,375	-							25,000			25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale									(26,465)			(26,465)
Issuance of shares for services							90,000	9	120,491			120,500
Issuance of common shares upon conversion of Series D preferred stock	(12,560)	(1)	-	-	-	-	157,000	16	(15)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(11,114)	(1)	138,926	14	(13)	-	-	-
Net loss three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(7,941,215)	-	(7,941,215)
Balance as of June 30, 2020	536,595	$55	731,845	$74	64,382	$7	5,009,508	$501	$21,787,410	$(27,912,008)	$-	$(6,123,961)

Balance as of December 31, 2018	-	$-	775,000	$78	-	$-	$-	$-	$679,259	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	-	-	-	-	1,747,879	175	3,889,219	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-		-	86,705	86,705
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	-	-	-	-	200,000	20	-	-	8,599,980	-	-	8,600,000
Sale of Series D Preferred stock units, net of offering costs	31,625	3	-	-	-	-	-	-	539,994	-	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	-	-	-	706,501	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(691,780)	-	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(351,606)	(30,716)	(382,322)
Balance as of March 31, 2019	420,661	42	775,000	78	200,000	20	1,747,879	175	13,723,173	(6,026,997)	-	7,696,491

Sale of Series D Preferred stock units	43,725	4	-	-	-	-	-	-	794,996	-	-	795,000
Issuance of common shares upon conversion of Series D preferred stock	(5,000)	-	-	-	-	-	62,500	6	(6)	-	-	-
Issuance of common shares for deferred compensation	-	-	-	-	-	-	494,593	50	(50)	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	728,822	-	-	728,822
Accrued salary foregiven pursuant to merger	-	-	-	-	-	-	-	-	187,500	-	-	187,500
Stockholder shares transferred as compensation expense	-	-	-	-	-	-	-	-	752,500	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(1,058,866)	-	-	(1,058,866)
Net loss three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	(2,279,989)	-	(2,279,989)
Balance as of June 30, 2019	459,386	$46	775,000	$78	200,000	$20	2,304,972	$231	$15,128,069	$(8,306,986)	$-	$6,821,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net loss	$(10,423,820)	$(2,662,311)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	318,923	96
Bad debt expense	12,000	-
Equity based compensation expense	1,650,202	1,568,027
Recognized loss on marketable securities	18,740	101,417
Expenses paid through financings	32,500	15,000
Loan principal paid directly through grant	(5,964)	-
Amortization of debt discount and debt costs	214,885	32,522
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Change in fair value of derivative liability	904,176	(17,627)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9,849	(420,916)
(Increase) decrease in prepaid expenses and other current assets	269,051	(182,173)
Increase (decrease) in accounts payable and accrued liabilities	(14,641)	991,807
Increase in other liabilities	49,554	-
Increase (decrease) in deferred revenue	(58,785)	9,959
Net cash used in operating activities	(1,040,601)	(564,199)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	17,009	-
Cash paid for equipment	-	(3,463)
Cash paid for software development	-	(11,500)
Net cash provided by (used in) investing activities	17,009	(14,963)

Cash Flows from Financing Activities
Proceeds from notes	398,545	45,005
Proceeds from convertible notes, net of offering costs	2,226,000	-
Payments of notes	(7,396)	(66,216)
Advances on receivables	180,778	-
Repayments of advances on receivables	(112,622)	-
Repayments of liability on sale of future revenues	(261,866)	-
Deposit on purchase of preferred stock	-	500,000
Proceeds from sale of preferred stock	25,000	979,997
Net cash provided by financing activities	2,448,439	1,458,786

Net increase in cash	1,424,847	879,624
Cash, beginning of period	306,252	14,152

Cash, end of period	$1,731,099	$893,776

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$86,438	$24,245
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$328,125	$-
Debt costs deducted from convertible note proceeds	$366,500	$-
Preferred stock issued for accrued penalties	$1,929,516	$-
Preferred stock issued for asset acquisition	$-	$8,600,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$-	$2,059,764
Notes payable and accrued interest exchanged for preferred stock	$-	$116,380
Accounts payable paid through proceeds of preferred stock	$-	$100,000
Accrued compensation paid with common stock	$-	$56,250
Value of warrant issued with note	$-	$42,000
Accounts payable paid through proceeds of note	$-	$4,995
Warrant derivative liability at inception	$5,625,519	$1,750,646
Accrued compensation forgiven and credited to contributed capital	$-	$187,500
Marketable securities received as payment for Series D preferred stock	$-	$240,000
Notes and accrued interest foregiven	$-	$706,502

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In the opinion of management, these unaudited interim financial statements as of and for the three and six months ended June 30, 2020 and 2019 include all adjustments (consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to June 30, 2020 and 2019 in these footnotes are unaudited.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of June 30, 2020. Uninsured balances were approximately $1,136,000 and $0 as of June 30, 2020 and December 31, 2019. The Company had no cash equivalents during or at the end of either period.

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

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of certain employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment for these employees, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2020 or December 31, 2019.

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

For each of the identified periods, revenues can be categorized into the following:

	Six Months Ended June 30,
	2020	2019
Consulting and staffing services	$3,490,056	$1,605,894
Permanent placement fees	290,767	158,381
License and other	231,831	130,365
Career services	79,342	72,765
Marketing and publishing	74,541	168,378
Total revenue	$4,166,537	$2,135,783

	Three Months Ended June 30,
	2020	2019
Consulting and staffing services	$1,576,662	$1,605,894
Permanent placement fees	153,140	118,103
License and other	46,856	130,365
Career services	42,408	33,483
Marketing and publishing	34,348	84,636
Total revenue	$1,853,414	$1,972,481

As of June 30, 2020 and December 31, 2019, deferred revenue amounted to $86,689 and $145,474 respectively. As of June 30, 2020, deferred revenues associated with placement services are $83,189 and we expect the recognition of such services to be $63,001 within the three months ended September 30, 2020 and $20,188 thereafter. As of June 30, 2020, deferred revenues associated with marketing services are $3,500 and we expect the recognition of such services to be within the three months ended September 30, 2020.

Revenue from international sources was approximately 2% and 5% for the six months ended June 30, 2020 and 2019, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $33,000 and $21,000 as of June 30, 2020 and December 31, 2019, respectively. Bad debt expense was $750 and $0 for the three month periods ended June 30, 2020 and 2019, respectively and $12,000 and $0 for six month periods ended June 30, 2020 and 2019, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 42% and 13%, for a total of 55%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

For the six months ended June 30, 2020 three customers accounted for 10% of more of total revenue, at 35%, 15% and 14%, for a total of 64%. For the six months ended June 30, 2019 three customers accounted for 10% or more of total revenue, at 25%, 18% and 10%, for a total of 53%.

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

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $15,068 and $2,969 for the three months ended June 30, 2020 and 2019, respectively. Advertising and marketing costs were $40,311 and $2,969 for the six months ended June 30, 2020 and 2019, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of June 30, 2020:

	Fair Value at June 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$9,017	$9,017	$-	$-
Warrant derivative liability (Note 10)	$9,783,912	$-	$-	$9,783,912

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2020:

Balance at December 31, 2019	$612,042
Additions to derivative instruments	5,625,519
Anti-dilution adjustments to derivative instruments	2,642,175
Loss on change in fair value of derivative liability	904,176
Balance at June 30, 2020	$9,783,912

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

The Company performs its annual goodwill impairment assessment on December 31st of each year, or earlier if facts and circumstances indicate that an impairment may have occured.

When evaluating the potential impairment of goodwill, management first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

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

Derivative Instruments

The Company’s derivative financial instruments consist of the warrants issued with the sale of our convertible notes in 2020 (See Notes 8 and 10) and warrants issued with the sale of our Series D Preferred Stock in 2019 and 2020 (see Notes 9 and 10). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 24,381,679 and 19,436,262 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively, because their effects would have been anti-dilutive.

	June 30,	June 30,
	2020	2019
Options	1,355,758	540,905
Stock awards	866,500	494,593
Warrants	3,653,443	470,939
Convertible notes	1,845,703	-
Convertible preferred stock	16,660,275	17,929,825
	24,381,679	19,436,262

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

NOTE 2 — GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of June 30, 2020 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2020 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these unaudited condensed consolidated financial statements.

The Company completed rounds of funding during 2019. Additionally, during 2020 the Company raised approximately $3 million in gross proceeds through the issuance of convertible debentures and warrants as more fully disclosed in Note 8. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects to resume certain expenses, such as compensation, later in 2020 if conditions warrant. The Company expects but cannot guarantee that demand for its recruiting solutions will improve in the second half of 2020, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect in the second half of 2020. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of June 30, 2020 and December 31, 2019 was $629,720 and $708,541, respectively, and accumulated unrealized losses were $620,703 and $663,775 as of June 30, 2020 and December 31, 2019, respectively. The value of available for sale marketable securities was $9,017 as of June 30, 2020, based on 261,333 shares of common stock held in two entities with an average per share market price of approximately $0.04.

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net realized gains (losses) on investment sold	$(401)	$-	$(2,543)	$-
Net unrealized gains (losses) on investments still held	447	(92,500)	(16,197)	(101,417)

Total	$46	$(92,500)	$(18,740)	$(101,417)

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Balance – December 31	$44,766	$33,917
Additions	-	240,000
Proceeds on sales of securities	(17,009)	-
Recognized losses	(18,740)	(101,417)
Balance – June 30	$9,017	$172,500

NOTE 4 — INTANGIBLE ASSETS

Amortization expense of intangible assets was $159,173 and $318,346 for the three and six months ended June 30, 2020, respectively. Future amortization of intangible assets is expected to be approximately $318,000 for 2020, $637,000 for 2021 and $159,000 for 2022.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

At June 30, 2020 we are party to two agreements related to the sale of future revenues. Both agreements are with the same party, have substantially the same terms, and were entered into in December 2019. Discounts related to the agreements will be amortized to expense over the term of the agreements. During the three and six months ended June 30, 2020, we amortized $33,833 and $65,809 of discount, respectively, to interest expense. Unamortized discount is $69,832 at June 30, 2020.

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

NOTE 6 — RECEIVABLES FINANCING AGREEMENT

In January 2020 we entered into an agreement with a lender that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. Advances received under the agreement aggregated $180,778. In April 2020, the lender informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. We repaid $112,622 during the three months ended June 30, 2020 and remaining advances payable were $68,156 at June 30, 2020.

NOTE 7 — LOANS PAYABLE

Lines of Credit

At June 30, 2020 and December 31, 2019 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at June 30, 2020; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended in 2020.

Term Loans

We have outstanding balances of $90,440 and $103,800 pursuant to two term loans as of June 30, 2020 and December 31, 2019, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA is paying the loan for a period of six months. The SBA made payments on our behalf of $7,262 during the three months ended June 30, 2020, which have been recorded as grant income in the financial statements. These payments were applied $5,964 to principal and $1,298 to interest expense.

The status of these loans as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Term loans	$90,440	$103,800
Less current portion	(27,335)	(25,934)
Non-current portion	$63,105	$77,866

Future principal payments under the term notes are as follows:

Year Ending December 31,
2020	$13,386
2021	28,195
2022	30,133
2023	18,726
Total minimum principal payments	$90,440

Our Chief Executive Officer, who is also a shareholder, has personally guaranteed the loans described above.

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6 month deferral period for payments. Since we expect the loans to be forgiven, we have classified them as long term at June 30, 2020.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,845,703 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share.

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

The Purchase Agreement contains customary representations, warranties and covenants of the Company, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company and its subsidiaries, without the prior written consent of the Debenture holders, to incur additional indebtedness, including further advances under a certain pre-existing secured loan, and repay outstanding indebtedness, create or permit liens on assets, repurchase stock, pay dividends or enter into transactions with affiliates. The Debentures contain customary events of default, including, but not limited to, failure to observe covenants under the Debentures, defaults on other specified indebtedness, loss of admission to trading on OTCQB or another applicable trading market, and occurrence of certain change of control events. Upon the occurrence of an event of default, an amount equal to 130% of the principal, accrued but unpaid interest, and other amounts owing under each Debenture will immediately come due and payable at the election of each Purchaser, and all amounts due under the Debentures will bear interest at an increased rate.

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

We have incurred a total of $1,299,677 of debt costs related to the sale of the Debentures, including commissions, costs and fees of $366,500. We have also recorded a cost related to the fair value of the placement agent warrants of $933,177 (see Note 10). The costs are being amortized over the life of the notes. Amortization expense was $71,664 for the three and six months ended June 30, 2020, respectively. Unamortized debt costs were $1,228,013 at June 30, 2020.

We have recorded a total of $1,653,448 of debt discount related to the sale of the Debentures, including original issue discount of $328,125. We have also recorded a discount related to the fair value of the warrants issued with the debt of $1,325,323 (see Note 10). The discount is being amortized over the life of the notes. Amortization expense was $77,412 for the three and six months ended June 30, 2020, respectively. Unamortized debt costs were $1,576,036 at June 30, 2020.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2020 and December 31, 2019, the Company had 1,332,822 and 1,329,300 shares of preferred stock issued and outstanding, respectively.

Series D Convertible Preferred Stock

During 2020 we have issued to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock as consideration for waivers of penalties discussed below.

In February 2020, the Company issued 161,250 shares of its common stock upon conversion of 12,900 shares of its Series D Preferred Stock.

On June 9, 2020, the Company sold 1,375 Series D preferred stock units (the “Units”) at a purchase price of $18.1818 per Unit, taking into account a 10% discount, each Unit consisting of one share of Series D Preferred Stock and a warrant to purchase 6.25 shares of common stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing converts into a minimum of 17,188 shares of common stock. The Company received gross proceeds of $25,000 from the sale of the Units. The 8,594 warrants are exercisable for five years from the issuance date at an exercise price of $4.80 per share, subject to adjustment as provided for therein.

In June 2020, the Company issued 157,000 shares of its common stock upon conversion of 12,560 shares of its Series D Preferred Stock.

Series E Convertible Preferred Stock

In January 2020, the Company issued 39,260 shares of its common stock upon conversion of 3,141 shares of Series E Preferred Stock.

Series F Convertible Preferred Stock

In January and February 2020, the Company issued 803,414 shares of its common stock upon conversion of 64,272 shares of Series F Preferred Stock.

In April 2020, the Company issued 138,926 shares of its common stock upon conversion of 11,114 shares of Series F Preferred Stock.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At June 30, 2020, the remaining balance of $308,798 is included in accrued expense on the balance sheet.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. The number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares in connection with the reincorporation from Delaware to Nevada in May 2020. As of June 30, 2020 and December 31, 2019 the Company had 5,009,508 and 3,619,658 shares of common stock outstanding, respectively.

On February 1, 2019, the Company granted to Evan Sohn, its Executive Chairman and CEO, 43,423 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $12,665 during the six months ended June 30, 2020.

On May 14, 2019, the Company granted to Mr. Sohn 451,170 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $318,473 during the six months ended June 30, 2020.

On December 23, 2019 the Company granted to a consultant 312,500 restricted stock units (the “RSUs”) pursuant to a consultant agreement. The RSUs vest 63,500 upon grant with the balance vesting monthly in equal installments beginning January 1, 2020 and ending November 1, 2020, subject to the consultants continued service to the Company on each vesting date. The RSU award has been valued at $343,750 and compensation expense will be recorded over the respective vesting periods. We recognized compensation expense of $74,999 and $149,998 during the three and six months ended June 30, 2020, respectively. The shares have not been issued at June 30, 2020. The vested shares will be issued at the earlier of the final vesting period or the termination of services.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 60,000 shares of restricted common stock, plus a payment of $15,000. The shares are fully vested upon issuance and have been valued at $75,000, based on the quoted market price of our common stock on the grant date. The shares were issued on April 3, 2020. We have recorded compensation expense of $37,500 and $68,750 for the share portion of the agreement during the three and six months ended June 30, 2020, respectively, and expense of $7,500 and $13,750 for the cash portion during the three months ended June 30, 2020, respectively. Prepaid expense of $6,250 for the stock portion and $1,250 for the cash portion was recorded at June 30, 2020.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 30,000 shares of restricted common stock, earned monthly over the three month term of the agreement. The shares are fully vested upon issuance and have been valued at $45,500, based on the quoted market price of our common stock on the vesting dates. The shares were issued on April 3, 2020. We have recorded compensation expense of $6,500 and $45,500 during the three and six months ended June 30, 2020, respectively.

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

In April 2020, the Company issued 138,926 shares of its common stock upon conversion of 11,114 shares of Series F Preferred Stock.

In June 2020, the Company issued 157,000 shares of its common stock upon conversion of 12,560 shares of its Series D Preferred Stock.

On June 18, 2020 the Company awarded to Mr. Sohn 554,000 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $30,218 during the three and six months ended June 30, 2020, respectively. The shares have not been issued at June 30, 2020.

NOTE 10 — STOCK OPTIONS AND WARRANTS

Stock Options

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 1,714,000 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 2,770,000 shares.

On May 14, 2020 the Company granted to its current Chief Financial Officer 26,087 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date, provided that the options shall vest in full upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market. The award has been valued at $65,210 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $21,737 related to the options during the three and six months ended June 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to its current Chief Financial Officer 431,251 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date. The award has been valued at $1,077,999 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $56,737 related to the options during the three and six months ended June 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to a consultant 25,000 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options will vest in full upon completion of a certain project, which is expected to occur in the third quarter of 2020. The award has been valued at $49,304 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $29,582 related to the options during the three and six months ended June 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 250%, (3) risk-free interest rate of 0.15%, (4) expected term of 5 years.

During the three and six months ended June 30, 2020, we recorded $451,957 and $916,542 of compensation expense, respectively, related to stock options granted in prior years.

Warrants Recorded as Derivative Liabilities

Series D Preferred Stock Warrants

The Company identified embedded features in the warrants issued with Series D Preferred Stock in 2019 and 2020 which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

As of the issuance date of the unit warrants issued in 2020 in connection with the sale of Series D Preferred Stock (See Note 9), the Company determined a fair value for the derivative liability of $26,465 for the 8,594 warrants, which has been charged to paid in capital. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.34%, an expected term of 5 years, an expected volatility of 344% and a 0% dividend yield.

As a result of the sale of convertible notes and warrants as described in Note 8, the number and exercise price of the Series D Preferred Stock warrants outstanding was adjusted due to anti-dilution provisions in the warrants. The exercise price was reduced to $1.60 from $4.80 and the number of warrants was increased from 479,533 to 1,438,599. We have recorded an expense for the change in derivative value due to the anti-dilution adjustments of $2,642,175 as a result of the trigger of the anti-dilution provision.

During the three and six months ended June 30, 2020, the Company recorded other expense of $72,886 and $637,974, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $3,918,656 as of June 30, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.235% - 0.29%, an expected term of 3.75 – 4.95 years, an expected volatility of 334 - 357% and a 0% dividend yield.

Convertible Debenture Warrants and Placement Agent Warrants

The Company identified embedded features in the warrants issued with the convertible debt and the placement agent warrants in 2020 (see Note 8) which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

As of the issuance date of the Debenture warrants, the Company determined a fair value of $4,665,877 for the 1,845,703 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.22%, an expected term of 2.93 – 3 years, an expected volatility of 252% - 341% and a 0% dividend yield. Of this amount, $1,325,323 was recorded as debt discount (see Note 8) and $3,340,554 was charged to expense as initial derivative expense.

As of the issuance date of the placement agent warrants, the Company determined a fair value of $933,177 for the 369,141 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.22%, an expected term of 2.93 – 3 years, an expected volatility of 252% - 341% and a 0% dividend yield. The value of $933,177 has been recorded as debt cost (see Note 8).

During the three and six months ended June 30, 2020, the Company recorded other expense of $266,202 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $5,865,256 as of June 30, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.18%, an expected term of 2.91 years, an expected volatility of 253% and a 0% dividend yield.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at June 30, 2020, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease with a related party (see Note 12) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments are currently $7,307 per month and increase to $7,535 per month for the final 20 months of the lease.

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

For the six months ended June 30, 2020, lease costs amounted to $74,286 which includes base lease costs of $43,155 and common area and other expenses of $31,131. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

June 30, 2020
Operating office lease	$269,054
Less accumulated reduction	(91,723)
Balance of ROU asset at June 30, 2020	$177,331

Operating lease liability related to the ROU asset is summarized below:

June 30, 2020
Total lease liability	$269,054
Reduction of lease liability	(91,723)
Total	177,331
Less short term portion as of June 30, 2020	(73,378)
Long term portion as of June 30, 2020	$103,953

Future base lease payments under the non-cancellable operating lease at June 30, 2020 are as follows:

2020	$43,842
2021	89,736
2022	82,885
Total minimum non-cancellable operating lease payments	216,463
Less discount to fair value	(39,132)
Total fair value of lease payments	$177,331

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like to comply with health and safety guidelines to protect employees, contractors and customers, including in connection with a transition back to the workplace. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects to resume certain expenses, such as compensation, later in 2020 if conditions warrant. The Company expects but cannot guarantee that demand for its recruiting solutions will improve in the second half of 2020, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect in the second half of 2020. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

NOTE 12 — RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through June 30, 2020 no fees were due or payable under this arrangement.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 and $27,000 during the three and six months ended June 30, 2020, respectively. We have recorded consulting fees expense of $211,500 during the three and six months ended June 30, 2019. At June 30, 2020, $132,000 of the Genesys finder’s fee and $13,500 of monthly fee expense is included in accrued compensation.

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $57,401 and $44,934 for the three months ended June 30, 2020 and 2019, respectively. Payments to this firm were $118,380 and $94,788 for the six months ended June 30, 2020 and 2019, respectively.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement. During the three and six months ended June 30, 2020 we charged to operating expenses $48,453 and $86,930, respectively, for services provided by Genesys. During the three and six months ended June 30, 2019 we charged to operating expenses $12,693 for services provided by Genesys. As of June 30, 2020, the Company owes Genesys $73,321 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $36,091 and $69,318 for the three and six months ended June 30, 2020, respectively, and was $90,081 for the three and six months ended June 30, 2019. EOR costs related to customers processed by Icon Canada was $33,784 and $64,854 for the three and six months ended June 30, 2020, respectively, and was $84,960 for the three and six months ended June 30, 2019. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of June 30, 2020, the Company owes Icon $859,193 in payables and Icon Canada owes $7,435 (included in accounts receivable) to the Company. During the three and six months ended June 30, 2020, we charged to cost of revenue $264,928 and $889,242, respectively, related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2019, we charged to cost of revenue $709,175 related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2020, we charged to operating expenses $59,327 and $130,268 related to management fees, rent and other administrative expense. During the three and six months ended June 30, 2019, we charged to operating expenses of $52,813 related to management fees, rent and other administrative expense.

We also recorded placement revenue from Icon of $7,020 and $13,430 during the three and six months ended June 30, 2020, respectively, of which $7,020 is included in accounts receivable at June 30, 2020.

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

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2019.

June 30,
2019
Revenue	$3,937,422
Net Loss	$(3,650,641)
Loss per common share, basic and diluted	$(4.02)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 14 — SUBSEQUENT EVENTS

In July 2020, the Company issued 12,000 shares of restricted common stock to a consultant pursuant to a previously executed consulting agreement.

The Company issued 110,000 shares of common stock upon the conversion of 8,800 shares of Series D Preferred Stock.

We entered into an executive employment agreement on July 1, 2020 (the “Employment Agreement”) with Chad MacRae as the Senior Vice President Recruiters on Demand. The Employment Agreement specifies that certain customer contracts, databases, and computer equipment were to be transferred to the Company in connection with the hiring of Mr. MacRae. The Company’s management is currently evaluating the proper accounting treatment for this transaction. Mr. MacRae’s compensation package includes a $50,000 signing bonus and an annual base salary of $125,000. He is also entitled to earn a bonus package capped at $350,000 equal to any profit his division generates during the first full year of his employment, payable on a quarterly basis (the “Bonus”). In addition, Mr. MacRae received five-year incentive stock options to purchase 250,000 shares of the Company’s common stock with an exercise price of $1.85, issuable under the 2017 Equity Incentive Plan. The options will vest on the last calendar day of each month over a 12 month period in equal monthly increments, subject to continued employment with the Company as of each applicable vesting date and subject to execution of the Company’s standard Stock Option Agreement. Unless the Executive is terminated by the Company for Cause (as defined in the Employment Agreement) before all the stock options have vested then, upon termination, any remaining unvested stock options shall automatically accelerate and vest. Upon a termination for Cause, all unvested options shall terminate.

If the Bonus compensation totals $350,000, the Company shall issue to the Executive, subject to approval by the Company’s Board, qualified options to purchase an additional 250,000 shares of the Company’s common stock at an exercise price equal to the market price as of the date the Bonus compensation is computed, subject to adjustment for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares. These options shall vest over a two (2) year period in equal quarterly installments on the last day of each calendar quarter beginning with the first full calendar quarter after computation of the Bonus compensation totalling $350,000, subject to the Executive’s continued employment with the Company as of each applicable vesting date.

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

Overview

Recruiter.com is a hiring platform with the world’s largest network of recruiters. Recruiter.com empowers businesses to recruit specialized talent faster with virtual teams of recruiters and artificial-intelligence (“AI”) job-matching technology. The Recruiter.com network consists of over 26,000 recruiters, the majority of whom are either smaller or independent. The recruiters on our network utilize an innovative web platform, complete with AI-driven job matching, screening, and video interviewing to recruit talent faster and more efficiently. Recruiter.com’s “Recruiters On Demand” provides businesses with access to virtual recruiters that specialize in vertical industries to source, engage, and hire talent on an as-needed basis.

We help businesses accelerate and streamline their recruiting and hiring processes by leveraging our expert network of recruiters and our cutting-edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to our expansive network of recruiters from across the world. The recruiters in our network generally specialize in talent sourcing for a particular field, including information technology, accounting, finance, sales, marketing, operations, and healthcare.

Our mission is to create the most collaborative and connective global platform for professional recruiting and become the top of mind solution for hiring specialized talent.

The Company has four wholly-owned subsidiaries: Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, and VocaWorks, Inc. (“VocaWorks”). The Company operates in Connecticut, Texas, and New York. Subsequently to Q2, the Company also operates in California and Vancouver, Canada.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services for satisfying our customers’ demand for long-term consulting and temporary employee needs;

●	Recruiting Solutions: Consists of placement of specialized personnel for employers generating success-based fees for candidate referrals through direct-hire, facilitated through both our platform and AI-matching technologies;

●	Career Solutions: Consists of (i) resume distribution, whereby we send out candidate resumes to our network of independent recruiters and (ii) Recruiter Certification Program, whereby users access our recruitment training content through our online learning management system (subsequent to March 31, 2020, the Company offered the training program free as a response to COVID-19); and

●	Marketing Solutions: Consists of web portal monetization, lead generation, and digital publication advertising, structured for specialized B2B software companies to access niche industry audiences, primarily recruitment and human resource personnel.

The costs of our revenue primarily consists of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this Quarterly Report. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to meet the demands of the greater recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has evaluated shifting market demands and adjusting the Company’s strategic focus. As a result of COVID-19, the Company took steps to streamline certain expenses, including temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. If conditions permit, the Company expects to resume certain expenses, such as compensation, later in 2020. The Company expects but cannot guarantee that demand for its recruiting solutions will improve in the second half of 2020, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in Q2 2020 due to COVID-19 to inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring, which we expect to occur in the second half of 2020. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey, which surveys recruiters’ sentiment on the job market and demand for recruiting services.

Quarter Overview

During the three-months ended June 30, 2020, the Company focused on sales and marketing improvements, including marketing automation, and the development of a program for the hiring of distributed, independent sales personnel in order to service a high volume of client requests and to provide quality support to its larger clients. Company management additionally focused on developing effective investor relations, product management and roadmap development, and built additional partnership and potential acquisition opportunities.

Our key highlights during the three-months ended June 30, 2020 include the following

●	Achieved 26,013 recruiters on our platform as of June 30, 2020;

●	Hired a team to augment our Recruiters on Demand solution;

●	In April and May 2020, the Company received loans in the amount of $398,545 from Radius Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration.

●	Launched a new program to further incentivize recruiters on our platform by paying for resume submissions from recruiter users that, after manual review by Recruiter.com staff, are approved for sending to the Company’s clients for open roles. Each approved resume submission from independent recruiters are compensated with a twenty-five dollar stipend, which is paid to the recruiter in the form of Amazon gift cards.

●	Continued build-out and enhancement of our executive team, with the hiring of Evan Sohn, Chairman of the Board, as CEO and Judy Krandel as CFO, while effectively transitioning Miles Jennings to COO;

●	Entered into a Securities Purchase Agreement, effective May 28, 2020 with several accredited investors and sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures, and (ii) 1,845,703 common stock purchase warrants, which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share. The Debentures mature on May 28, 2021, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $2.00 per share, subject to certain adjustments;

●	Received multiple major media appearances for the Recruiter Index, Recruiter.com’s survey of recruiter sentiment on the job market and hiring and recruiting demand. Most notably, Evan Sohn appeared on CNBC to discuss the conditions of the job market; and

●	Held a special meeting of shareholders and enacted the reincorporation of the Company’s domicile to Nevada from Delaware and increased the authorized shares from 31,250,000 to 250,000,000.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019:

Revenue

The Company had revenue of $1,853,414 for the three-month period ended June 30, 2020, as compared to $1,972,481 for the three-month period end June 30, 2019, representing a decrease of $119,067 or 6%. This decrease resulted primarily from enterprise accounts reducing demand for billable consultants as well as reducing bill rates clients paid for consultants, as a result of the effect of the COVID-19 pandemic. The Company also had a decline in its licensing business, as our primary licensing customer reduced demand for hiring needs also as a result of the effect of the COVID-19 pandemic. The Company also experienced a decline in marketing revenue as we shifted internal resources to focus more on our core recruiting solutions business. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue for the three-month period ended June 30, 2020 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC, (currently the Company’s Recruiting Solutions division). Cost of revenue was $1,418,242 for the three-month period ended June 30, 2020, which included related party costs of $298,712, compared to $1,461,922 for the 2019 three-month period, and included related party costs of $794,135.

Our gross profit for the three-month period ended June 30, 2020 was $435,172, producing a gross profit margin of 23.5%. Our gross profit for the corresponding 2019 three month period was $510,559, producing a gross profit margin of 25.9%. The decline in gross profit from 2019 to 2020 is primarily the result of a decline in sales for the period. The decline in the gross profit margin reflects a shift in the mix of business due to the decline in our licensing business.

Operating Expenses

We had total operating expenses of $1,858,004 for the three-month period ended June 30, 2020 compared to $2,701,335 in the 2019 period, a decrease of $843,331 or 31.2%. This decrease was primarily due to a decrease in general and administrative expense of $1,027,070 or 38.7%.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2020 was $15,068 compared to $2,969 for the 2019 period, which reflects the focus on growth in our business. The Company endeavored to build traffic, content, and communications for the purpose of outreach to and engagement with its network of recruiters and to further build its network of recruiters.

Product Development

Our product development expense for the three-months ended June 30, 2020 increased to $57,401 from $44,934 for the corresponding period in 2019, reflecting continued investment in our product offerings. The product development expense in both periods were paid in entirety to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles and Impairment Expense

For the three-month period ended June 30, 2020, we incurred a non-cash amortization charge of $159,173 related to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division.

General and Administrative

General and administrative expenses for the three-month period ended June 30, 2020 include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2020, our general and administrative expenses were $1,626,362, including $709,230 of non-cash stock based compensation. In 2019, for the corresponding period, our general and administrative expenses were $2,653,432 including $1,481,322 of non-cash stock-based compensation. This decrease is attributable primarily to the declines in non-cash stock-based compensation of $772,092, legal expense of $297,505 and consulting fees of $126,000 partially offset by increases in compensation, software tools and other expenses.

Other Income (Expenses)

Other income (expenses) for the three-month period ended June 30, 2020 consisted of net expense of $6,518,383 compared to net expense of $89,213 in the corresponding 2019 period. The primary reason for the increase of $6,429,170 is a non-cash initial derivative expense of $3,340,554 related to the sale of convertible debentures as well as a non-cash expense of $2,642,175 due to a change in the derivative value of warrants due to anti-dilution adjustments. Other expense also increased due to a non-cash expense of $339,088 from the change in the fair value of the derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. We expect the non-cash income from the anticipated forgiveness of the loans we received under the Paycheck Protection Program to increase our other income, or alternatively decrease our other expense, as the case may be.

Net loss

For the three-months ended June 30, 2020, we incurred a net loss of $7,941,215 compared to $2,279,989 in the 2019 period. After taking into account the accrued preferred stock dividends as applicable, we incurred a net loss attributable to common shareholders of $7,941,215 for the three-months ended June 30, 2020 compared to $2,279,989 in the 2019 period. It is possible the net loss may increase in near-term future periods due to the effect of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019:

Revenue

The Company had revenue of $4,166,537 for the six months ended June 30, 2020, as compared to $2,135,783 for the 2019 six-month period, an increase of $2,030,754 or 95.1%. The increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys, now the Company’s Recruiting Solutions division, offset by enterprise accounts reducing demand for billable consultants as well as reducing bill rates clients paid for consultants, as a result of the effect of the COVID-19 pandemic. The Company also had a decline in our licensing business as our primary licensing customer reduced demand for hiring needs also as a result of the effect of the COVID-19 pandemic. The Company also experienced a decline in marketing revenue as we shifted internal resources to focus more on our core solutions business. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was primarily attributable to employee costs, third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, now the Company’s Recruiting Solutions division. Cost of revenue was $3,169,438 for the six months ended June 30, 2020 and included related party costs of $954,096. This compares to $1,461,922 for the 2019 six-month period, which included related party costs of $794,135.

Our gross profit for the 2020 six-month period was $997,099 which produced a gross profit margin of 23.9%. Our gross profit for the 2019 six month period was $673,861 which produced a gross profit margin of 31.6%. The decline in the gross profit margin reflects the impact of a reduction in bill rates from certain clients as well as a shift in the mix of business due to the decline in our licensing business and reduced focus on marketing revenue.

Operating Expenses

We had total operating expenses of $4,274,456 for the six months ended June 30, 2020 compared to $3,171,017 in the 2019 period, an increase of $1,103,439 or 34.8%. The increase was primarily due to the increase in general and administrative expenses of $702,045 as well as the inclusion of intangible amortization of $318,346.

Sales and Marketing

Our sales and marketing expense for the six months ended June 30, 2020 was $40,311 compared to $2,969 for the 2019 period, which reflects the focus on growth in the business.

Product Development

Our product development expense for the six months ended June 30, 2020 increased to $140,494 from $94,788 for 2019 reflecting continued investment in our product offerings. The product development expense included $118,380 and $94,788 respectively paid to a development team employed by Recruiter.com Mauritius, a related party.

Amortization of Intangibles and Impairment Expense

For the six months ended June 30, 2020, we incurred a non-cash amortization charge of $318,346 related to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division.

General and Administrative

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six months ended June 30, 2020, our general and administrative expenses were $3,775,305, including $1,650,202 of non-cash stock-based compensation. In 2019, our general and administrative expenses were $3,073,260 including $1,568,027 of non-cash stock-based compensation. The increase is attributable primarily to increases in compensation, software tools, and other expenses and non-cash stock-based compensation, partially offset by a decrease in professional fees.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2020 consisted of net expense of $7,146,463 compared to net expense of $165,155 in the 2019 period. The primary reason for the increase of $6,981,308 is a non-cash initial derivative expense of $3,340,554 related to the sale of convertible debentures and warrants as well as a non-cash expense of $2,642,175 due to a change in the derivative value of warrants due to anti-dilution adjustments. Other expense also increased due to a non-cash expense of $904,176 from the change in the fair value of the derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. We expect the non-cash income from the anticipated forgiveness of the loans we received under the Paycheck Protection Program to increase our other income, or alternatively decrease our other expense, as the case may be.

Net loss

For the six months ended June 30, 2020, we incurred a net loss of $10,423,820 compared to $2,662,311 in the 2019 period. After taking into account the accrued preferred stock dividends as applicable, we incurred a net loss attributable to common shareholders of $10,423,820 for the six months ended June 30, 2020 compared to $2,772,005 in the 2019 period. It is possible the net loss may increase in near-term future periods due to the effect of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,
	2020	2019
Net loss	$(7,941,215)	$(2,279,989)
Interest expense and finance cost, net	203,874	14,340
Depreciation & amortization	159,462	96
EBITDA (loss)	(7,577,879)	(2,265,553)
Bad debt expense	750	-
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Loss (gain) on change in fair value of derivatives	339,088	(17,627)
Stock-based compensation	709,230	1,481,322
Adjusted EBITDA (Loss)	$(546,082)	$(801,858)

	Six Months Ended June 30,
	2020	2019
Net loss	$(10,423,820)	$(2,662,311)
Interest expense and finance cost, net	248,080	81,365
Depreciation & amortization	318,923	96
EBITDA (loss)	(9,856,817)	(2,580,850)
Bad debt expense	12,000	-
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Loss (gain) on change in fair value of derivatives	904,176	(17,627)
Stock-based compensation	1,650,202	1,568,027
Adjusted EBITDA (Loss)	$(1,307,710)	$(1,030,450)

Liquidity and Capital Resources

For the six months ended June 30, 2020, net cash used in operating activities was $1,040,601, compared to net cash used in operating activities of $564,199 for the 2019 period. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business offset by non-cash charges, net of a decrease in working capital accounts primarily prepaid expenses and other current assets. Net loss (after adjusting for non-cash items) increased by approximately $333,000 and accounts receivable, prepaid expenses and other current assets decreased by $881,989 and accounts payable and accrued liabilities decreased by $1,006,448.

For the six months ended June 30, 2020, investing activities provided $17,009 from the sale of marketable securities, compared to $14,963 of cash used in investing activities in the six months ended June 30, 2019, which resulted primarily from cash paid for software development and equipment.

For the six months ended June 30, 2020, net cash provided by financing activities was $2,448,439. The principal factors were $2,226,000 from the sale of convertible notes, net of original issue discounts and offering costs and $398,545 of proceeds from notes payable, offset by $261,866 for the repayments of liability from sale of future revenues. In the 2019 period, financing activities provided $1,458,786, primarily due to $979,997 from the sale of preferred stock and $500,000 for a deposit on the purchase of preferred stock.

As of August 4, 2020 the Company had approximately $1,193,864 cash on hand. This balance is after receipt of $398,545 borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. This balance also is after receipt of approximately $2.2 million in net proceeds from the offering of the 12.5% Original Issue Discount Senior Subordinated Convertible Debentures and common stock purchase warrants completed in May and June 2020. Based on the cash on hand as of August 4, 2020, the Company does not have the capital resources to meet its working capital needs for the next 12 months. We are also party to two lines of credit. Advances under each of these lines of credit mature within 12 months of the advances. Availability under these two lines of credit in the amount of $91,300 at June 30, 2020 has been suspended in 2020 due to COVID-19 uncertainty.

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three-months ended June 30, 2020 and the six months ended June 30, 2020, the Company recorded net losses of $7,941,215 and $10,423,820, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

To date, private placement offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. However, the COVID-19 pandemic and debt covenants under outstanding debt and other financing arrangements have affected the Company’s ability to receive advances against its future accounts receivable as discussed in more detail below.

Financing Arrangements

Merchant Receivables Purchase and Security Agreements

The Company and its subsidiaries are parties to a Merchant Receivables Purchase and Security Agreement, dated December 6, 2019 (the “First Receivables Purchase Agreement”), with Change Capital Holdings I, LLC (“Change Capital”) and a Merchant Receivables Purchase and Security Agreement, dated December 16, 2019, with Change Capital (the “Second Receivables Purchase Agreement” and together with the First Receivables Purchase Agreement, the “Receivables Purchase Agreements”). Pursuant to the Receivables Purchase Agreements, Change Capital has agreed to advance a total of $450,000 in cash (the “Purchase Price”) and the Company and its subsidiaries agreed to pay Change Capital in equal weekly installments over the course of 52 weeks an amount of approximately $567,000 (the “Specified Amount”), which amount includes the fees payable by the Company under the Receivables Purchase Agreements. As long as no default has occurred under the Receivables Purchase Agreements, the Company has the right to pay the remaining balance of the Specified Amount to Change Capital prior to the due date at a total cost of 3% of the Purchase Price per month. Pursuant to the Receivables Purchase Agreements, the Company and the subsidiaries party to the Receivables Purchase Agreements also granted to Change Capital a security interest in all their assets now owned or acquired in the future. In May 2020, the Receivables Purchase Agreements were amended to limit the outstanding principal amount to $408,777 payable as two payments of $5,452 weekly, plus any default fees, late fees, legal fees and expenses and any other costs or expenses incurred in enforcing Change Capital’s rights under the Receivables Purchase Agreements. As of Aug 4, 2020, there are no other fees owed under the Receivables Purchase Agreements in addition to the two weekly payments. The Company does not anticipate receiving any additional advances under the Receivables Purchase Agreements. The Receivables Purchase Agreements contain covenants which limit the Company’s ability to enter into any secured financing agreements without the prior written consent of Change Capital. The transactions pursuant to the Receivables Purchase Agreements have been accounted for as “Sale of Future Revenues.”

Agreement with Qwil PBC

A wholly-owned subsidiary of the Company is also a party to an arrangement with Qwil PBC, entered into in January 2020, that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. In April 2020, Qwil informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. In May 2020, the Company negotiated a more favorable repayment plan with Qwil PBC, which consists of payments of approximately $7,903 bi-weekly through August 14th, 2020 and a payment of $7903 weekly from August 21st though September 18th, without additional interest. As of Aug 10, 2020, our outstanding balance with Qwil PBC was approximately $47,419.56.

The advances received pursuant to the arrangements with Change Capital and Qwil are carried as liabilities on our balance sheet and the accounts receivable remain on our books until collected.

Senior Subordinated Secured Convertible Debentures

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,845,703 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000 and reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share.

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

The Company performs its annual goodwill and impairment assessment on December 31st of each year or earlier if facts and circumstances indicate that an impairment may have occured.

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

Derivative Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the warrants issued with the sale of our preferred stock in 2020 and 2019 and the warrants issued with the sale of convertible notes in 2020. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Management has determined that, as of June 30, 2020 there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the consolidated financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board of Directors to maintain audit and other committees consistent with proper corporate governance standards. As of the end of the period covered by this Quarterly Report, these material weaknesses have not been cured. During the three-months ended March 31, 2020, the Company planned and developed strategies to improve accounting operations and remediate these material weaknesses, including appointing a new Chief Financial Officer. In May 2020, the Board of Directors appointed Judy Krandel as the Chief Financial Officer of the Company, effective upon the filing of the Company’s Quarterly Report for the period ended March 31, 2020, which was filed on June 25, 2020.

Changes in Internal Control over Financial Reporting

At the end of the three-months ended June 30, 2020, the Company hired Ms. Krandel as CFO which we believe is reasonably likely to materially affect our internal control over financial reporting in future quarters. During July 2020, the Company hired a financial consultant to establish certain procedures that we also believe is reasonably likely to materially affect our internal control over financial reporting in future quarters.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 8.01 of our Current Report on Form 8-K filed on May 15, 2020 (the “May 2020 8-K”). The risks described in our Form 10-K and in the May 2020 8-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our 10-K or in the May 2020 8-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to: “Item 1.01—Entry into a Material Definitive Agreement,” and “Item 3.02—Unregistered Sales of Equity Securities,” of Form 8-K.

We entered into an executive employment agreement on July 1, 2020 (the “Employment Agreement”) with Chad MacRae as the Senior Vice President Recruiters on Demand. The Employment Agreement specifies that certain customer contracts, databases, and computer equipment were to be transferred to the Company in connection with the hiring of Mr. MacRae. The Company’s management is currently evaluating the proper accounting treatment for this transaction. Mr. MacRae’s compensation package includes a $50,000 signing bonus and an annual base salary of $125,000. He is also entitled to earn a bonus package capped at $350,000 equal to any profit his division generates during the first full year of his employment, payable on a quarterly basis (the “Bonus”). In addition, Mr. MacRae received five-year incentive stock options to purchase 250,000 shares of the Company’s common stock with an exercise price of $1.85, issuable under the 2017 Equity Incentive Plan. The options will vest on the last calendar day of each month over a 12 month period in equal monthly increments, subject to continued employment with the Company as of each applicable vesting date and subject to execution of the Company’s standard Stock Option Agreement. Unless the Executive is terminated by the Company for Cause (as defined in the Employment Agreement) before all the stock options have vested then, upon termination, any remaining unvested stock options shall automatically accelerate and vest. Upon a termination for Cause, all unvested options shall terminate.

If the Bonus compensation totals $350,000, the Company shall issue to the Executive, subject to approval by the Company’s Board, qualified options to purchase an additional 250,000 shares of the Company’s common stock at an exercise price equal to the market price as of the date the Bonus compensation is computed, subject to adjustment for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares. These options shall vest over a two (2) year period in equal quarterly installments on the last day of each calendar quarter beginning with the first full calendar quarter after computation of the Bonus compensation totalling $350,000, subject to the Executive’s continued employment with the Company as of each applicable vesting date.

The foregoing description of the terms of the Debentures, the Warrants, Employment Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

4.1	Form of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures issued May 28, 2020 by the Company to the Purchasers				X
4.2	Form of Common Stock Purchase Warrant issued May 28, 2020 by the Company to the Purchasers				X
10.1	Form of Securities Purchase Agreement entered into by and between the Company and the Purchasers on May 28, 2020				X
10.2	Form of Security Agreement entered into by and between the Company and the Purchasers on May 28, 2020				X
10.3	Employment Agreement between the Company and Chad MacRae, dated July 1, 2020.				X
10.4	Consulting Agreement by and between the Company and Judy Krandel, dated April 30, 2020*	8-K	5/20/20	10.1
10.5	Employment Agreement between the Company and Evan Sohn, dated June 19, 2020.*	8-K	6/22/20	10.1
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive and Principal Financial Officer (906)				X**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2020	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)