Form 10-Q
period 2020-09-30
Recruiter.com Group, Inc.
filed 2020-11-12
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 10, 2020, the number of shares of the registrant’s common stock outstanding was 5,131,508.

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$581,458	$306,252
Accounts receivable, net of allowance for doubtful accounts of $33,000 and $21,000, respectively	712,179	864,415
Accounts receivable – related party	13,744	-
Prepaid expenses and other current assets	72,553	98,503
Investments - available for sale marketable securities	7,498	44,766

Total current assets	1,387,432	1,313,936

Property and equipment, net of accumulated depreciation of $1,539 and $673, respectively	1,924	2,790
Right of use asset - related party	158,987	214,020
Intangible assets, net	980,036	1,432,554
Goodwill	3,517,315	3,517,315

Total assets	$6,045,694	$6,480,615

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$321,462	$621,389
Accounts payable - related parties	719,869	825,791
Accrued expenses	365,053	2,276,444
Accrued compensation	522,418	276,213
Accrued interest	73,871	985
Liability on sale of future revenues, net of discount of $34,209 and $135,641, respectively	101,916	404,101
Deferred payroll taxes	94,457	-
Other liabilities	38,493	-
Loans payable - current portion	27,784	25,934
Convertible notes payable, net of unamortized discount and costs of $2,024,675 and $0, respectively	928,450	-
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	5,573,386	612,042
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	78,977	145,474

Total current liabilities	9,204,514	5,546,751

Lease liability - long term portion - related party	85,609	140,642
Loans payable - long term portion	454,553	77,866

Total liabilities	9,744,676	5,765,259

Commitments and contingencies (Note 11)	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 527,795 and 454,546 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	54	46
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 and 734,986 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 64,382 and 139,768 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	14
Common stock, $0.0001 par value; 250,000,000 shares authorized; 5,131,508 and 3,619,658 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	513	362
Additional paid-in capital	22,776,960	18,203,048
Accumulated deficit	(26,476,590)	(17,488,188)
Total stockholders’ (deficit) equity	(3,698,982)	715,356

Total liabilities and stockholders’ (deficit) equity	$6,045,694	$6,480,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue (including related party revenue of $7,919, $0, $21,349 and $0, respectively)	$1,992,167	$1,945,744	$6,158,704	$4,081,527
Cost of revenue (including related party costs of $222,637, $657,196, $1,176,733 and $1,451,331, respectively)	1,377,523	1,491,805	4,546,961	2,953,727

Gross profit	614,644	453,939	1,611,743	1,127,800

Operating expenses:
Sales and marketing	22,357	63,423	62,668	66,392
Product development	79,663	47,728	220,157	142,516
Amortization of intangibles	184,172	-	502,518	-
General and administrative (including share based compensation expense of $995,811, $1,411,565, $2,646,013 and $2,979,592 respectively)	2,223,312	2,293,491	5,998,617	5,366,751

Total operating expenses	2,509,504	2,404,642	6,783,960	5,575,659

Loss from operations	(1,894,860)	(1,950,703)	(5,172,217)	(4,447,859)

Other income (expenses):
Interest expense	(882,235)	(10,165)	(1,130,315)	(91,530)
Initial derivative expense	-	-	(3,340,554)	-
Change in derivative value due to anti-dilution adjustments	-	-	(2,642,175)	-
Change in fair value of derivative liability	4,210,526	951,271	3,306,350	968,898
Grant income	3,506	-	10,768	-
Net recognized loss on marketable securities	(1,519)	(18,437)	(20,259)	(119,854)
Total other income (expenses)	3,330,278	922,669	(3,816,185)	757,514

Income (loss) before income taxes	1,435,418	(1,028,034)	(8,988,402)	(3,690,345)
Provision for income taxes	-	-	-	-
Net income (loss)	1,435,418	(1,028,034)	(8,988,402)	(3,690,345)
Net loss attributable to the noncontrolling interest	-	-	-	(30,716)
Net income (loss) attributable to the controlling interest before preferred stock dividends	1,435,418	(1,028,034)	(8,988,402)	(3,659,629)
Preferred stock dividend	-	-	-	(140,410)
Net income (loss) attributable to Recruiter.com Group, Inc. shareholders	1,435,418	(1,028,034)	(8,988,402)	(3,800,039)

Net income (loss) per common share – basic	$0.28	$(0.56)	$(1.91)	$(3.11)
Net income (loss) per common share – diluted	$(0.32)	$(0.56)	$(1.91)	$(3.11)

Weighted average common shares – basic	5,127,443	1,837,150	4,716,249	1,221,649
Weighted average common shares – diluted	8,780,886	1,837,150	4,716,249	1,221,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

For the Three and Nine Months ended September 30, 2020 and 2019

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	$18,203,048	$(17,488,188)	$-	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	870,722	-		870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	1,929,505	-	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	161,250	16	(15)	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	(4)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	803,414	80	(74)	-	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(2,482,605)	-	(2,482,605)
Balance as of March 31, 2020	547,780	$56	731,845	$74	75,496	$8	4,623,582	$462	$21,003,182	$(19,970,793)	$-	$1,032,989

Stock based compensation	-	-	-	-	-	-	-	-	665,230	-	-	665,230
Sale of Series D Preferred stock units	1,375	-	-	-	-	-	-	-	25,000	-	-	25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale	-	-	-	-	-	-	-	-	(26,465)	-	-	(26,465)
Issuance of shares for services	-	-	-	-	-	-	90,000	9	120,491	-	-	120,500
Issuance of common shares upon conversion of Series D preferred stock	(12,560)	(1)	-	-	-	-	157,000	16	(15)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(11,114)	(1)	138,926	14	(13)	-	-	-
Net loss three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(7,941,215)	-	(7,941,215)
Balance as of June 30, 2020	536,595	55	731,845	74	64,382	7	5,009,508	501	21,787,410	(27,912,008)	-	(6,123,961)

Stock based compensation	-	-	-	-	-	-	-	-	955,361	-	-	955,361
Issuance of shares for services	-	-	-	-	-	-	12,000	1	34,199	-	-	34,200
Issuance of common shares upon conversion of Series D preferred stock	(8,800)	(1)	-	-	-	-	110,000	11	(10)	-	-	-
Net income three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	1,435,418	-	1,435,418
Balance as of September 30, 2020	527,795	$54	731,845	$74	64,382	$7	5,131,508	$513	$22,776,960	$(26,476,590)	$-	$(3,698,982)

Balance as of December 31, 2018	-	$-	775,000	$78	-	$-	$-	$-	$679,259	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	-	-	-	-	1,747,879	175	3,889,219	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-		-	86,705	86,705
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	-	-	-	-	200,000	20	-	-	8,599,980	-	-	8,600,000
Sale of Series D Preferred stock units, net of offering costs	31,625	3	-	-	-	-	-	-	539,994	-	-	539,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	-	-	-	706,501	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(691,780)	-	-	(691,780)
Net loss three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(351,606)	(30,716)	(382,322)
Balance as of March 31, 2019	420,661	42	775,000	78	200,000	20	1,747,879	175	13,723,173	(6,026,997)	-	7,696,491

Sale of Series D Preferred stock units	43,725	4	-	-	-	-	-	-	794,996	-	-	795,000
Issuance of common shares upon conversion of Series D preferred stock	(5,000)	-	-	-	-	-	62,500	6	(6)	-	-	-
Issuance of common shares for deferred compensation	-	-	-	-	-	-	494,593	50	(50)	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	728,822	-	-	728,822
Accrued salary foregiven pursuant to merger	-	-	-	-	-	-	-	-	187,500	-	-	187,500
Stockholder shares transferred as compensation expense	-	-	-	-	-	-	-	-	752,500	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(1,058,866)	-	-	(1,058,866)
Net loss three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	(2,279,989)	-	(2,279,989)
Balance as of June 30, 2019	459,386	46	775,000	78	200,000	20	2,304,972	231	15,128,069	(8,306,986)	-	6,821,458

Issuance of common shares upon conversion of Series D preferred stock	(4,840)	-	-	-	-	-	60,500	6	(6)	-	-	-
Adjustment for fractional shares	-	-	-	-	-	-	1,109	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	1,411,565	-	-	1,411,565
Net loss three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	(1,028,034)	-	(1,028,034)
Balance as of September 30, 2019	454,546	$46	775,000	$78	200,000	$20	2,366,581	$237	$16,539,628	$(9,335,020)	$-	$7,204,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net loss	$(8,988,402)	$(3,690,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	503,384	385
Bad debt expense	12,000	16,000
Equity based compensation expense	2,646,013	2,979,592
Recognized loss on marketable securities	20,259	119,854
Expenses paid through financings	32,500	15,000
Loan principal paid directly through grant	(8,853)	-
Amortization of debt discount and debt costs	1,029,882	32,522
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Change in fair value of derivative liability	(3,306,350)	(968,898)
Changes in operating assets and liabilities:
Decrease in accounts receivable	126,492	140,912
(Increase) decrease in prepaid expenses and other current assets	25,950	(147,162)
Increase (decrease) in accounts payable and accrued liabilities	(68,633)	916,400
Increase in other liabilities	132,950	-
Decrease in deferred revenue	(66,497)	(17,644)
Net cash used in operating activities	(1,926,576)	(603,384)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	17,009	68,703
Cash paid for customer contracts	(50,000)	-
Cash paid for equipment	-	(3,463)
Cash paid for software development	-	(11,500)
Net cash provided (used) by investing activities	(32,991)	53,740

Cash Flows from Financing Activities
Proceeds from notes	398,545	45,005
Proceeds from convertible notes	2,226,000	-
Payments of notes	(11,155)	(98,775)
Advances on receivables	180,778	-
Repayments of advances on receivables	(180,778)	-
Repayments of sale of future revenues	(403,617)	-
Deposit on purchase of preferred stock	-	500,000
Repayment of deposit on purchase of preferred stock	-	(215,000)
Proceeds from sale of preferred stock	25,000	979,997
Net cash provided by financing activities	2,234,773	1,211,227

Net increase in cash	275,206	661,583
Cash, beginning of period	306,252	14,152

Cash, end of period	$581,458	$675,735

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$128,979	$35,035
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$328,125	$-
Debt costs deducted from convertible note proceeds	$366,500	$-
Preferred stock issued for accrued penalties	$1,929,516	$-
Preferred stock issued for asset acquisition	$-	$8,600,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$-	$2,059,764
Notes payable and accrued interest exchanged for preferred stock	$-	$116,380
Accounts payable paid through proceeds of preferred stock	$-	$100,000
Accrued compensation paid with common stock	$-	$56,250
Value of warrant issued with note	$-	$42,000
Accounts payable paid through proceeds of note	$-	$4,995
Warrant derivative liability at inception	$2,284,965	$1,750,646
Accrued compensation forgiven and credited to contributed capital	$-	$187,500
Marketable securities received as payment for Series D preferred stock	$-	$240,000
Notes and accrued interest forgiven	$-	$706,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in Houston, Texas. The Company has four subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC and VocaWorks, Inc. (“VocaWorks”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, New York, California and Vancouver, Canada.

We are an online hiring platform that connects recruiters and employers to assist with their staffing needs. We empower businesses to recruit specialized both fulltime and contract talent faster utilizing virtual teams of recruiters and artificial intelligence (“AI”) proprietary job-matching technology. Our website, www.Recruiter.com, provides access to over 26,000 small and independent recruiters and utilizes an innovative web platform, inclusive of AI-driven job matching, screening, and video screening to more easily and quickly recruit talent.

We help businesses accelerate and streamline their recruiting and hiring processes by leveraging our expert network of recruiters aided by cutting edge artificial intelligence-based candidate sourcing, matching, and soon, video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations and healthcare provisions.

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

In the opinion of management, these unaudited interim financial statements as of and for the three and nine months ended September 30, 2020 and 2019 include all adjustments (consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to September 30, 2020 and 2019 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of assets acquired in an asset acquisition and the estimated useful life of assets acquired, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of September 30, 2020. Uninsured balances were approximately $107,000 and $0 as of September 30, 2020 and December 31, 2019. The Company had no cash equivalents during or at the end of either period.

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

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19.

●	Marketing Solutions: Our “Marketing Solutions” allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketing Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human Resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketing Solutions.

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

Full time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

Recruiters on Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters on Demand are recognized on a gross basis when each monthly subscription service is completed.

Career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

Marketing and publishing services revenues are recognized either on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2020 or December 31, 2019.

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

For each of the identified periods, revenues can be categorized into the following:

	Nine Months Ended September 30,
	2020	2019
Consulting and staffing services	$5,011,882	$3,212,496
Permanent placement fees	422,511	250,084
Recruiters on Demand	466,421	290,818
Career services	147,234	104,259
Marketing and publishing	110,656	223,870
Total revenue	$6,158,704	$4,081,527

	Three Months Ended September 30,
	2020	2019
Consulting and staffing services	$1,521,826	$1,606,602
Permanent placement fees	131,744	91,703
Recruiters on Demand	234,590	160,453
Career services	67,892	31,494
Marketing and publishing	36,115	55,492
Total revenue	$1,992,167	$1,945,744

As of September 30, 2020 and December 31, 2019, deferred revenue amounted to $78,977 and $145,474 respectively. As of September 30, 2020, deferred revenues associated with placement services are $78,977 and we expect the recognition of such services to be $63,977 within the three months ended December 31, 2020 and $15,000 thereafter.

Revenue from international sources was approximately 3% and 5% for the nine months ended September 30, 2020 and 2019, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $33,000 and $21,000 as of September 30, 2020 and December 31, 2019, respectively. Bad debt expense was $0 and $16,000 for the three month periods ended September 30, 2020 and 2019, respectively and $12,000 and $16,000 for nine month periods ended September 30, 2020 and 2019, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of September 30, 2020, three customers accounted for more than 10% of the accounts receivable balance, at 29%, 10% and 10%, for a total of 49%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

For the nine months ended September 30, 2020 three customers accounted for 10% of more of total revenue, at 33%, 16% and 13%, for a total of 62%. For the nine months ended September 30, 2019 three customers accounted for 10% or more of total revenue, at 30%, 17% and 10%, for a total of 57%.

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

We use a related party firm to provide certain employer of record services (see Note 12).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $22,357 and $63,423 for the three months ended September 30, 2020 and 2019, respectively. Advertising and marketing costs were $62,668 and $66,392 for the nine months ended September 30, 2020 and 2019, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of September 30, 2020:

	Fair Value at September 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$7,498	$7,498	$-	$-
Warrant derivative liability (Note 10)	$5,573,386	$-	$-	$5,573,386

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2020:

Balance at December 31, 2019	$612,042
Additions to derivative instruments	5,625,519
Anti-dilution adjustments to derivative instruments	2,642,175
Gain on change in fair value of derivative liability	(3,306,350)
Balance at September 30, 2020	$5,573,386

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

The Company performs its annual goodwill impairment assessment on December 31st of each year, or earlier if facts and circumstances indicate that an impairment may have occurred.

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

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 24,521,679 and 19,407,012 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2020 and 2019, respectively, because their effects would have been anti-dilutive. Common stock equivalents in amounts of 19,407,012 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2019 because their effects would have been anti-dilutive.

	September 30,	September 30,
	2020	2019
Options	1,605,758	572,155
Stock awards	866,500	494,593
Warrants	3,653,443	470,939
Convertible notes	1,845,703	-
Convertible preferred stock	16,550,275	17,869,325
	24,521,679	19,407,012

Diluted loss per share for the three months ended September 30, 2020 is computed as follows:

Three months ended
September 30,
2020
Net income attributable to common shareholders	$1,435,418
Income attributable to warrant derivatives
Change in fair value of derivative	(4,210,526)
Diluted loss attributable to common shareholders	$(2,775,108)

Basic shares outstanding	5,127,443
Warrant derivative shares	3,653,443
Diluted shares outstanding	8,780,886

Diluted loss per share	$(0.32)

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

NOTE 2 — GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of September 30, 2020 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2020 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these unaudited condensed consolidated financial statements.

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

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects to resume certain expenses, such as compensation, later in 2020 or 2021 if conditions warrant. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2020 or 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect later in 2020 or 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of September 30, 2020 and December 31, 2019 was $629,720 and $708,541, respectively, and accumulated unrealized losses were $622,222 and $663,775 as of September 30, 2020 and December 31, 2019, respectively. The fair market value of available for sale marketable securities was $7,498 as of September 30, 2020, based on 261,333 shares of common stock held in two entities with an average per share market price of approximately $0.03.

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net realized gains (losses) on investment sold	$-	$(49,757)	$(2,543)	$(49,757)
Net unrealized gains (losses) on investments still held	(1,519)	31,320	(17,716)	(70,097)

Total	$(1,519)	$(18,437)	$(20,259)	$(119,854)

The reconciliation of the investment in marketable securities is as follows for the nine months ended September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Balance – December 31	$44,766	$33,917
Additions	-	240,000
Proceeds on sales of securities	(17,009)	(68,703)
Recognized losses	(20,259)	(119,854)
Balance – September 30	$7,498	$85,360

NOTE 4 — INTANGIBLE ASSETS

We entered into an executive employment agreement on July 1, 2020 (the “Employment Agreement”) with Chad MacRae as the Senior Vice President Recruiters on Demand. The Employment Agreement specifies that certain customer contracts, databases, and computer equipment were to be transferred to the Company in connection with the hiring of Mr. MacRae. Mr. MacRae’s compensation package includes a $50,000 signing bonus and an annual base salary of $125,000. We have attributed the $50,000 signing bonus to the cost of the contracts acquired, and are amortizing that cost over the estimated six month economic life of the contracts.

Amortization expense of intangible assets was $184,172 and $502,518 for the three and nine months ended September 30, 2020, respectively related to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business. Future amortization of intangible assets is expected to be approximately $184,000 for 2020, $637,000 for 2021 and $159,000 for 2022.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

At September 30, 2020 we are party to two agreements related to the sale of future revenues. Both agreements are with the same party, have substantially the same terms, and were entered into in December 2019. Discounts related to the agreements will be amortized to expense over the term of the agreements. During the three and nine months ended September 30, 2020, we amortized $35,623 and $101,432 of discount, respectively, to interest expense. Unamortized discount is $34,209 at September 30, 2020. The outstanding balance due pursuant to the agreements was $136,125 and $539,742 at September 30, 2020 and December 31, 2019, respectively.

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

NOTE 6 — RECEIVABLES FINANCING AGREEMENT

In January 2020 we entered into an agreement with a lender that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. Advances received under the agreement aggregated $180,778. In April 2020, the lender informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. We have repaid the agreement in full as of September 30, 2020.

NOTE 7 — LOANS PAYABLE

Lines of Credit

At September 30, 2020 and December 31, 2019 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at September 30, 2020; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended in 2020.

Term Loans

We have outstanding balances of $83,792 and $103,800 pursuant to two term loans as of September 30, 2020 and December 31, 2019, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for a period of six months. The SBA made payments on our behalf of $3,506 and $10,768 during the three and nine months ended September 30, 2020, which have been recorded as grant income in the financial statements. These payments were applied $2,890 to principal and $616 to interest expense for the three months ended September 30, 2020 and were applied $8,854 to principal and $1,914 to interest expense for the nine months ended September 30, 2020.

The status of these loans as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Term loans	$83,792	$103,800
Less current portion	(27,784)	(25,934)
Non-current portion	$56,008	$77,866

Future principal payments under the term notes are as follows:

Year Ending December 31,
2020	$6,749
2021	28,195
2022	30,133
2023	18,715
Total minimum principal payments	$83,792

Our Chief Operating Officer, who is also a shareholder, has personally guaranteed the loans described above.

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6 month deferral period for payments. Since we expect the loans to be forgiven, we have classified them as long term at September 30, 2020. Subsequent to September 30, 2020 we have applied for forgiveness for all loans.

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

We have incurred a total of $1,299,677 of debt costs related to the sale of the Debentures, including commissions, costs and fees of $366,500. We have also recorded a cost related to the fair value of the placement agent warrants of $933,177 (see Note 10). The costs are being amortized over the life of the notes. Amortization expense was $341,321 and $412,985 for the three and nine months ended September 30, 2020, respectively. Unamortized debt costs were $886,692 at September 30, 2020.

We have recorded a total of $1,653,448 of debt discount related to the sale of the Debentures, including original issue discount of $328,125. We have also recorded a discount related to the fair value of the warrants issued with the debt of $1,325,323 (see Note 10). The discount is being amortized over the life of the notes. Amortization expense was $438,053 and $515,465 for the three and nine months ended September 30, 2020, respectively. Unamortized debt costs were $1,137,983 at September 30, 2020.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2020 and December 31, 2019, the Company had 1,324,022 and 1,329,300 shares of preferred stock issued and outstanding, respectively.

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

In July 2020, the Company issued 110,000 shares of its common stock upon conversion of 8,800 shares of its Series D Preferred Stock.

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At September 30, 2020, the remaining balance of $308,798 is included in accrued expense on the balance sheet.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. The number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares in connection with the reincorporation from Delaware to Nevada in May 2020. As of September 30, 2020 and December 31, 2019 the Company had 5,131,508 and 3,619,658 shares of common stock outstanding, respectively.

On February 1, 2019, the Company granted to Evan Sohn, our Executive Chairman and CEO, 43,423 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $12,665 during the nine months ended September 30, 2020.

On May 14, 2019, the Company granted to Mr. Sohn 451,170 shares of restricted common stock, which vested on February 1, 2020. We recognized compensation expense of $318,473 during the nine months ended September 30, 2020.

On December 23, 2019 the Company granted to a consultant 312,500 restricted stock units (the “RSUs”) pursuant to a consultant agreement. The RSUs vest 63,500 upon grant with the balance vesting monthly in equal installments beginning January 1, 2020 and ending November 1, 2020, subject to the consultants continued service to the Company on each vesting date. The RSU award has been valued at $343,750 and compensation expense will be recorded over the respective vesting periods. We recognized compensation expense of $74,999 and $224,997 during the three and nine months ended September 30, 2020, respectively. The shares have not been issued at September 30, 2020. The vested shares will be issued at the earlier of the final vesting period or the termination of services.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 60,000 shares of restricted common stock, plus a payment of $15,000. The shares are fully vested upon issuance and have been valued at $75,000, based on the quoted market price of our common stock on the grant date. The shares were issued on April 3, 2020. We have recorded compensation expense of $6,250 and $75,000 for the share portion of the agreement during the three and nine months ended September 30, 2020, respectively, and expense of $1,250 and $15,000 for the cash portion during the three and nine months ended September 30, 2020, respectively.

Effective January 15, 2020 the Company entered into a consulting agreement. Pursuant to the agreement the Company agreed to issue 30,000 shares of restricted common stock, earned monthly over the three month term of the agreement. The shares are fully vested upon issuance and have been valued at $45,500, based on the quoted market price of our common stock on the vesting dates. The shares were issued on April 3, 2020. We have recorded compensation expense of $0 and $45,500 during the three and nine months ended September 30, 2020, respectively.

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

On June 18, 2020 the Company awarded to Mr. Sohn 554,000 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $181,309 and $211,527 during the three and nine months ended September 30, 2020, respectively. The shares have not been issued at September 30, 2020.

In July 2020, the Company issued 110,000 shares of its common stock upon conversion of 8,800 shares of its Series D Preferred Stock.

In July 2020, the Company issued 12,000 shares of its common stock pursuant to a consulting agreement entered into in June 2020. The shares are fully vested upon issuance. The shares have been valued at $34,200 based on the quoted market price of our common stock. This expense was accrued at June 30, 2020.

NOTE 10 — STOCK OPTIONS AND WARRANTS

Stock Options

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 1,714,000 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 2,770,000 shares.

On May 14, 2020 the Company granted to its current Chief Financial Officer 26,087 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date, provided that the options shall vest in full upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market. The award has been valued at $65,210 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $32,605 and $54,342 related to the options during the three and nine months ended September 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to its current Chief Financial Officer 431,251 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date. The award has been valued at $1,077,999 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $113,474 and $169,851 related to the options during the three and nine months ended September 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to a consultant 25,000 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options will vest in full upon completion of a certain project, which is expected to occur in the third quarter of 2020. The award has been valued at $49,304 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $19,722 and $49,304 related to the options during the three and nine months ended September 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 250%, (3) risk-free interest rate of 0.15%, (4) expected term of 1 year.

On July 7, 2020 the Company granted to Chad MacRae, Senior Vice President Recruiters on Demand, 250,000 options to purchase common stock, exercisable at $1.85 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in twelve equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on July 31, 2020, subject to continued employment with the Company. The award has been valued at $462,447 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $115,612 related to the options during the three and nine months ended September 30, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years. Pursuant to his employment agreement, upon attaining a performance condition, and subject to Board approval, Mr. MacRae will be issued an additional 250,000 options with an exercise price determined at the date of satisfaction of the performance condition. These additional options, if issued, will vest quarterly over two years.

During the three and nine months ended September 30, 2020, we recorded $413,915 and $1,330,457 of compensation expense, respectively, related to stock options granted in prior years.

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

During the three and nine months ended September 30, 2020, the Company recorded other income of $1,621,004 and $983,030, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $2,297,652 as of September 30, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.22% - 0.29%, an expected term of 3.5 – 4.7 years, an expected volatility of 325 - 353% and a 0% dividend yield.

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

During the three and nine months ended September 30, 2020, the Company recorded other income of $2,589,522 and $2,323,320 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $3,275,734 as of September 30, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.16%, an expected term of 2.66 years, an expected volatility of 224% and a 0% dividend yield.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at September 30, 2020, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

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

For the nine months ended September 30, 2020, lease costs amounted to $112,568 which includes base lease costs of $65,076 and common area and other expenses of $47,492. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

September 30, 2020
Operating office lease	$269,054
Less accumulated reduction	(110,067)
Balance of ROU asset at September 30, 2020	$158,987

Operating lease liability related to the ROU asset is summarized below:

September 30, 2020
Total lease liability	$269,054
Reduction of lease liability	(110,067)
Total	158,987
Less short term portion as of September 30, 2020	(73,378)
Long term portion as of September 30, 2020	$85,609

Future base lease payments under the non-cancellable operating lease at September 30, 2020 are as follows:

2020	$21,921
2021	89,736
2022	82,885
Total minimum non-cancellable operating lease payments	194,542
Less discount to fair value	(35,555)
Total fair value of lease payments	$158,987

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has spent time evaluating shifting market demands and adjusting the Company’s focus. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects to resume certain expenses, such as compensation, later in 2020 or 2021 if conditions warrant. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2020 or 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect later in 2020 or 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

NOTE 12 — RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through September 30, 2020 no fees were due or payable under this arrangement.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 and $40,500 during the three and nine months ended September 30, 2020, respectively. We have recorded consulting fees expense of $13,500 and $225,000 during the three and nine months ended September 30, 2019. At September 30, 2020, $115,500 of the Genesys finder’s fee and $13,500 of monthly fee expense is included in accrued compensation.

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $55,135 and $30,729 for the three months ended September 30, 2020 and 2019, respectively. Payments to this firm were $173,515 and $125,517 for the nine months ended September 30, 2020 and 2019, respectively.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement. During the three and nine months ended September 30, 2020 we charged to operating expenses $40,114 and $127,044, respectively, for services provided by Genesys. During the three and nine months ended September 30, 2019 we charged to operating expenses $34,581 and $41,077, respectively, for services provided by Genesys. As of September 30, 2020, the Company owes Genesys $49,188 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $35,519 and $104,837 for the three and nine months ended September 30, 2020, respectively, and was $82,487 and $172,568 for the three and nine months ended September 30, 2019, respectively. EOR costs related to customers processed by Icon Canada was $33,212 and $98,066 for the three and nine months ended September 30, 2020, respectively, and was $76,402 and $161,362 for the three and nine months ended September 30, 2019, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of September 30, 2020, the Company owes Icon $670,681 in payables and Icon Canada owes $9,369 (included in accounts receivable) to the Company. During the three and nine months ended September 30, 2020, we charged to cost of revenue $189,425 and $1,078,667, respectively, related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2019, we charged to cost of revenue $580,794 and $1,289,969, respectively, related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2020, we charged to operating expenses $70,450 and $200,178, respectively, related to management fees, rent and other administrative expense. During the three and nine months ended September 30, 2019, we charged to operating expenses $64,377 and $117,190, respectively, related to management fees, rent and other administrative expense.

We also recorded placement revenue from Icon of $7,919 and $21,349 during the three and nine months ended September 30, 2020, respectively, of which $13,744 is included in accounts receivable at September 30, 2020.

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

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2019.

September 30,
2019
Revenue	$5,883,166
Net Loss	$(4,837,848)
Loss per common share, basic and diluted	$(3.96)

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

Overview

We are a leading online hiring platform that connects recruiters and employers. We empower businesses to recruit specialized talent faster utilizing virtual teams of recruiters and artificial intelligence (“AI”) proprietary job-matching technology. Our hiring platform (the “Platform”), which is accessible on our website, provides access to over 26,000 small and independent recruiters. The Platform utilizes an innovative web-based system for hiring, inclusive of AI-driven job matching, screening, and soon to be launched video screening, to more easily and quickly recruit talent. Several of our recruiting services are offered via the Platform.

We help businesses accelerate and streamline their recruiting and hiring processes by leveraging our expert network of recruiters aided by cutting edge artificial intelligence-based candidate sourcing and matching, and soon, video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations and healthcare provisions.

Our mission is to grow our most collaborative and connective global platform to connect recruiters and employers and become the preferred solution for hiring specialized talent.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19.

●	Marketing Solutions: Our “Marketing Solutions” allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketing Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human Resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketing Solutions.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry-wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this Quarterly Report. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to meet the demands of the greater recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Management has evaluated shifting market demands and adjusting the Company’s strategic focus. As a result of COVID-19, the Company took steps to streamline certain expenses, including temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. If conditions permit, the Company expects to resume certain expenses, such as compensation, later in 2020 or 2021. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2020 or 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in Q2 2020 due to COVID-19 to inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring, which we expect to occur later in 2020 or 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey, which surveys recruiters’ sentiment on the job market and demand for recruiting services.

Quarter Overview

During the three-months ended September 30, 2020, the Company focused on the continued development of its innovative technology and platform offerings, improving management of its sales and marketing efforts, engagement of its growing network of recruiters, as well as updating its design, communications, and branding. Company management additionally focused on developing effective investor relations and built additional partnership and potential acquisition opportunities.

Our key highlights during the three-months ended September 30, 2020 include the following

●	Achieved 27,011 recruiters on the Platform as of September 30, 2020;

●	Formed a partnership with DVBE Connect, an award winning, disabled veteran-owned recruiting and staffing company, to build a curated on-demand team of veteran recruiters;

●	Delivered innovative recruiting solutions for the healthcare industry by partnering with hospitals and leading healthcare recruiting companies to work to fill many registered nursing positions;

●	Launched our artificial intelligence (AI) powered candidate sourcing technology to create what we believe is the first platform in the world to offer recruiters access to both jobs and AI matched candidates;

●	Signed $13 Million in revenue potential with numerous new clients in the mortgage and digital lending industry;

●	Formed a strategic partnership with Beeline, a global leader in software solutions for managing the extended workforce, to bring to market a unique, diversity-focused network of recruiters to Beeline customers.

●	Expanded the Board of Directors with the appointment of Deborah Leff, the Global leader and Industry CTO of Data Science and AI for IBM;

●	Continued to receive multiple media appearances for the Recruiter Index, Recruiter.com’s proprietary survey of recruiter sentiment on the job market and hiring and recruiting demand. Most notably, Evan Sohn appeared on CNBC on November 5, 2020 to discuss the conditions of the job market.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

Revenue

The Company had revenue of $1,992,167 for the three-month period ended September 30, 2020, as compared to $1,945,744 for the three-month period ended September 30, 2019, representing an increase of $46,423 or 2.4%. This increase resulted from an increase of hiring in our Permanent Placement business line, particularly in connection with the mortgage industry. We also had an increase in our Recruiters on Demand business due to beginning work with customers, some of which we acquired, on July 1, 2020. The increase in revenue was offset partially by a decline in revenue from our staffing business due to enterprise accounts reducing demand for billable consultants as well as reducing bill rates clients paid for consultants, as a result of the effect of the COVID-19 pandemic. The Company also experienced a decline in marketing revenue as we shifted internal resources to focus on our core recruiting solutions business. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $1,377,523 for the three-month period ended September 30, 2020, which included related party costs of $222,637, compared to $1,491,805 for the 2019 three-month period, and included related party costs of $657,196. Cost of revenue for the three-month period ended September 30, 2020 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division).

Our gross profit for the three-month period ended September 30, 2020 was $614,644, producing a gross profit margin of 30.9%. Our gross profit for the corresponding 2019 three-month period was $453,939, producing a gross profit margin of 23.3%. The increase in the gross profit margin from 2019 to 2020 reflects the shift in the mix in sales for the period as our Permanent Placement and Recruiters on Demand revenue, which have higher gross margins than our staffing revenue. represented a larger percentage of our total revenue for this third quarter.

Operating Expenses

We had total operating expense of $2,509,504 for the three-month period ended September 30, 2020 compared to $2,404,642 in the 2019 period, an increase of $104,862 or 4.4%. This increase was primarily due to the inclusion of intangible amortization of $184,172 and an increase in product development expense offset partially by a decline in sales and marketing and general and administrative expense.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2020 was $22,357 compared to $63,423 for the corresponding three-month period in 2019, which reflects more conservative spending given COVID-19 and the uncertain financial and political environment.

Product Development

Our product development expense for the three-months ended September 30, 2020 increased to $79,663 from $47,728 for the corresponding period in 2019. This increase is attributable to the continued investment in our product offerings. The product development expense included $55,135 and $30,729 for the three months ended September 30, 2020 and 2019, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles and Impairment Expense

For the three-month period ended September 30, 2020, we incurred a non-cash amortization charge of $184,172 related to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division, and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business. We began to record amortization expense for the Genesys asset acquisition starting in the fourth quarter of 2019 when the purchase allocation was finalized.

General and Administrative

General and administrative expense for the three-month period ended September 30, 2020 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2020, our general and administrative expense was $2,223,312, including $995,811 of non-cash stock-based compensation. In 2019, for the corresponding period, our general and administrative expense was $2,293,491 including $1,411,565 of non-cash stock-based compensation. This decrease is attributable primarily to the decline in non-cash stock-based compensation of $415,714 partially offset by increases in compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended September 30, 2020 consisted of net income of $3,330,278 compared to net income of $922,669 in the corresponding 2019 period. The primary reason for the increase of $2,407,609 is due to an increase in non-cash income of $3,259,255 resulting from a change in the fair value of the derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. This increase was partially offset by an increase in interest expense of $872,070 primarily related to note discount amortization and note debt cost amortization from our convertible note financing completed in May and June of 2020. We expect the non-cash income from the anticipated forgiveness of the loans we received under the Paycheck Protection Program to increase our other income, or alternatively decrease our other expense, as the case may be.

Net Income (Loss)

For the three-months ended September 30, 2020, we had net income of $1,435,418 compared to a net loss of $1,028,034 during the corresponding three-month period in 2019. We may incur a net loss in near-term future periods from the effect of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

Revenue

The Company had revenue of $6,158,704 for the nine-month period ended September 30, 2020, as compared to $4,081,527 for the nine-month period ended September 30, 2019; an increase of $2,077,176 or 50.9%. This increase resulted primarily from the acquisition in March 2019 of certain assets from Genesys, now housed within the Company’s Recruiting Solutions division, offset by a decline in our staffing business due to enterprise accounts reducing demand for billable consultants as well as reducing bill rates clients paid for consultants, as a result of the effect of the COVID-19 pandemic. The Company also experienced a decline in marketing revenue as we shifted internal resources to focus on our core solutions business. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was primarily attributable to employee costs, third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, now the Company’s Recruiting Solutions division. Cost of revenue was $4,546,961 for the nine months ended September 30, 2020 and included related party costs of $1,176,733 compared to $2,953,727 for the nine-month period ended September 30, 2019, which included related party costs of $1,451,331.

Our gross profit for the nine-month period ended September 30, 2020 was $1,611,743 which produced a gross profit margin of 26.1%. Our gross profit for the nine-month period ended September 30, 2019 was $1,127,800 which produced a gross profit margin of 27.6%. This decline from 2019 to 2020 reflects the impact of a reduction in billing rates in our Staffing business division from certain clients, and a reduced focus on marketing revenue.

Operating Expenses

We had total operating expense of $6,783,960 for the nine months ended September 30, 2020 compared to $5,575,659 in the corresponding 2019 period, reflecting an increase of $1,208,301, or 21.7%. This increase was primarily due to the inclusion of intangible amortization of $502,518 as well as an increase in product development and general and administrative expense.

Sales and Marketing

Our sales and marketing expense for the nine months ended September 30, 2020 was relatively constant at $62,668 compared to $66,392 for the corresponding 2019 period.

Product Development

Our product development expense for the nine months ended September 30, 2020 increased to $220,157 from $142,516 for the corresponding 2019 period. This increase is a result of our continued investment in our technology product offerings. Our product development expense included $173,515 and $125,517 for the two periods respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by the Company and a related party of the Company.

Amortization of Intangibles and Impairment Expense

For the nine months ended September 30, 2020, we incurred a non-cash amortization charge of $502,518 related to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business.

General and Administrative

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine months ended September 30, 2020, our general and administrative expenses were $5,998,617, including $2,646,013 of non-cash stock-based compensation. In 2019, our general and administrative expenses were $5,366,751 including $2,979,592 of non-cash stock-based compensation. The increase is attributable primarily to increases in compensation partially offset by a decrease in legal expense and stock based compensation.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2020 consisted of net expense of $3,816,185 compared to net income of $757,514 in the corresponding 2019 period. The primary reason for the decline of $4,573,699 is a non-cash initial derivative expense of $2,337,452 related to the sale of convertible debentures and a non-cash expense of $2,642,175 due to a change in the derivative value of warrants due to anti-dilution adjustments. In addition, interest expense increased by $1,038,785 primarily related to note discount amortization and note debt cost amortization from our convertible note financing completed in May and June of 2020. The expense was partially offset from an increase in non-cash income of $2,337,452 from the change in the fair value of the derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. We expect the non-cash income from the anticipated forgiveness of the loans we received under the Paycheck Protection Program to increase our other income, or alternatively decrease our other expense, as the case may be.

Net Loss

For the nine months ended September 30, 2020, we incurred a net loss of $8,988,402 compared to $3,690,345 in the corresponding period in 2019. After taking into account the net loss attributable to the noncontrolling interest and accrued preferred stock dividends as applicable, we incurred a net loss attributable to common shareholders of $8,988,402 for the nine months ended September 30, 2020 compared to $3,800,039 in the 2019 period. It is possible the net loss may increase in near-term future periods due to the effects of the COVID-19 pandemic, which we expect will be partially offset by non-cash income from forgiveness of the loans pursuant to the Paycheck Protection Program.

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

We define Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$1,435,418	$(1,028,034)
Interest expense and finance cost, net	882,235	10,165
Depreciation & amortization	184,461	289
EBITDA (loss)	2,502,114	(1,017,580)
Bad debt expense	-	16,000
Loss (gain) on change in fair value of derivatives	(4,210,526)	(951,271)
Stock-based compensation	995,811	1,411,565
Adjusted EBITDA (Loss)	$(712,601)	$(541,286)

	Nine Months Ended September 30,
	2020	2019
Net loss	$(8,988,402)	$(3,690,345)
Interest expense and finance cost, net	1,130,315	91,530
Depreciation & amortization	503,384	385
EBITDA (loss)	(7,354,703)	(3,598,430)
Bad debt expense	12,000	16,000
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Loss (gain) on change in fair value of derivatives	(3,306,350)	(968,898)
Stock-based compensation	2,646,013	2,979,592
Adjusted EBITDA (Loss)	$(2,020,311)	$(1,571,736)

Liquidity and Capital Resources

For the nine months ended September 30, 2020, net cash used in operating activities was $1,926,576, compared to net cash used in operating activities of $603,384 for the corresponding 2019 period. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business offset by non-cash charges and changes in working capital accounts. For the nine months ended September 30, 2020, net loss (after adjusting for non-cash items) was $2,076,838. Accounts receivable and prepaid expenses together decreased by $152,442. Accounts payable, accrued liabilities, other liabilities and deferred revenue decreased in total by $2,180. For the nine months ended September 30, 2019, net loss (after adjusting for non-cash items) was $1,495,890. Accounts receivable and prepaid expenses together increased by $6,250. Accounts payable, accrued liabilities and deferred revenue in total decreased by $898,756.

For the nine months ended September 30, 2020, net cash used in investing activities was $32,991 due to cash used to acquire customer contracts partially offset by proceeds from the sale of marketable securities, compared to $53,740 of cash provided by investing activities in the nine months ended September 30, 2019, which resulted primarily from the sale of marketable securities offset in part by cash paid for software development and equipment.

For the nine months ended September 30, 2020, net cash provided by financing activities was $2,234,773. The principal factors were $2,226,000 from the sale of convertible notes, net of original issue discounts and offering costs and $398,545 of proceeds from notes payable, offset by $403,617 for the repayments of liability from sale of future revenues. In the 2019 period, financing activities provided $1,211,227, primarily due to $979,997 from the sale of preferred stock and $500,000 for a deposit on the purchase of preferred stock, partially offset from the repayment of deposit of the purchase of preferred stock.

As of November 6, 2020 the Company had approximately $447,000 in cash on hand. Based on this cash on hand, the Company does not have the capital resources to meet its working capital needs for the next 12 months. We are also party to two lines of credit with current outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under these two lines of credit in the amount of $91,300 at September 30, 2020 has been suspended in 2020 due to COVID-19 uncertainty.

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows annually. For the three-months ended September 30, 2020 and the nine months ended September 30, 2020, the Company recorded net income of $1,435,418 and net loss of $8,988,402, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Financing Arrangements

Merchant Receivables Purchase and Security Agreements

The Company and its subsidiaries are parties to a Merchant Receivables Purchase and Security Agreement, dated December 6, 2019 (the “First Receivables Purchase Agreement”), with Change Capital Holdings I, LLC (“Change Capital”) and a Merchant Receivables Purchase and Security Agreement, dated December 16, 2019, with Change Capital (the “Second Receivables Purchase Agreement” and together with the First Receivables Purchase Agreement, the “Receivables Purchase Agreements”). Pursuant to the Receivables Purchase Agreements, Change Capital has agreed to advance a total of $450,000 in cash (the “Purchase Price”) and the Company and its subsidiaries agreed to pay Change Capital in equal weekly installments over the course of 52 weeks an amount of approximately $567,000 (the “Specified Amount”), which amount includes the fees payable by the Company under the Receivables Purchase Agreements. As long as no default has occurred under the Receivables Purchase Agreements, the Company has the right to pay the remaining balance of the Specified Amount to Change Capital prior to the due date at a total cost of 3% of the Purchase Price per month. Pursuant to the Receivables Purchase Agreements, the Company and the subsidiaries party to the Receivables Purchase Agreements also granted to Change Capital a security interest in all their assets now owned or acquired in the future. In May 2020, the Receivables Purchase Agreements were amended to limit the outstanding principal amount to $408,777 payable as two payments of $5,452 weekly, plus any default fees, late fees, legal fees and expenses and any other costs or expenses incurred in enforcing Change Capital’s rights under the Receivables Purchase Agreements. As of November 4, 2020, there are no other fees owed under the Receivables Purchase Agreements in addition to the two weekly payments. The Company does not anticipate receiving any additional advances under the Receivables Purchase Agreements. The Receivables Purchase Agreements contain covenants which limit the Company’s ability to enter into any secured financing agreements without the prior written consent of Change Capital. The transactions pursuant to the Receivables Purchase Agreements have been accounted for as “Sale of Future Revenues.”

Agreement with Qwil PBC

A wholly-owned subsidiary of the Company is also a party to an arrangement with Qwil PBC, entered into in January 2020, that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. In April 2020, Qwil informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. In May 2020, the Company negotiated a more favorable repayment plan with Qwil PBC, which consists of payments of approximately $7,903 bi-weekly through August 14, 2020 and a weekly payment of $7,903 from August 21, 2020 through September 18, 2020, without additional interest. As of November 4, 2020, our outstanding balance with Qwil PBC was $0.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of assets acquired in an asset acquisition and the estimated useful life of assets acquired, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of initial right of use assets and corresponding lease liabilities, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

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

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19.

●	Marketing Solutions: Our “Marketing Solutions” allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketing Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human Resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketing Solutions.

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

Fulltime Placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

Recruiters on Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters on Demand are recognized on a gross basis when each monthly subscription service is completed.

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

The Company performs its annual goodwill and impairment assessment on December 31st of each year or earlier if facts and circumstances indicate that an impairment may have occurred.

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

Management has determined that, as of September 30, 2020 there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate review of the preparation of the consolidated financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board of Directors to maintain audit and other committees consistent with proper corporate governance standards. As of the end of the period covered by this Quarterly Report, these material weaknesses have not been cured. During the three-months ended March 31, 2020, the Company planned and developed strategies to improve accounting operations and remediate these material weaknesses, including appointing a new Chief Financial Officer. In May 2020, the Board of Directors appointed Judy Krandel as the Chief Financial Officer of the Company, effective upon the filing of the Company’s Quarterly Report for the period ended March 31, 2020, which was filed on June 25, 2020.

Changes in Internal Control over Financial Reporting

In July 2020, the Company hired a financial consultant to establish certain procedures that we also believe is reasonably likely to materially affect our internal control over financial reporting in future quarters.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in the “Risk Factors” section of Form S-1, filed by the Company on October 1, 2020 (the “Form S-1”), Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 8.01 of our Current Report on Form 8-K filed on May 15, 2020 (the “May 2020 8-K”). The risks described in our Form S-1, Form 10-K and in the May 2020 8-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as set forth in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Employment Agreement between the Company and Chad MacRae, dated July 1, 2020.	10-Q	8/13/20	10.3
10.2	Director Agreement, Dated August 28, 2020 between the Company and Deborah Leff*	8-K	9/11/20	10.3
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive and Principal Financial Officer (906)				X**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2020	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)