Form 10-K
period 2020-12-31
Recruiter.com Group, Inc.
filed 2021-03-09
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

RECRUITER.COM GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Waugh Dr. Suite 300, Houston, Texas	77007
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $9,290,233 based on $2.72, the closing price of the registrant’s Common Stock on that date.

As of March 4, 2021, the Company had 6,916,362 shares of its Common Stock, par value $0.0001 per share, outstanding.

i

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I

ITEM 1. BUSINESS

Overview

Recruiter.com Group, Inc. (“we,” “the Company”, “Recruiter.com”, “us”, “our”) operates an on-demand recruiting platform aiming to disrupt the $120 billion recruiting and staffing industry. We combine an online hiring platform with the world’s largest network of over 28,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and Artificial Intelligence (“AI”) job-matching technology.

Our website, www.Recruiter.com, provides employees seeking to hire access to over 28,000 independent recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting services. We leverage our expert network of recruiters to place recruiters on a project basis, aided by cutting edge AI-based candidate sourcing, and matching and video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations and healthcare specializations.

Through our Recruiting.com Solutions division, we also provide consulting and staffing, and fulltime placement services to employers which leverages our platform and rounds out our services.

Our mission is to grow our most collaborative and connective global platform to connect recruiters and employers and become the preferred solution for hiring specialized talent.

Corporate History

Effective March 31, 2019 (the “Effective Date”), we completed a merger with Recruiter.com, Inc. (“Pre-Merger Recruiter.com”), an affiliate of the Company, pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019 (the “Merger”). At the effective time of the Merger, our newly formed wholly-owned subsidiary merged with and into Recruiter.com, with Recruiter.com continuing as the surviving corporation and our wholly-owned subsidiary. As consideration in the Merger, the equity holders of Pre-Merger Recruiter.com received a total of 775,000 shares of our newly designated Series E convertible preferred stock (“Series E Preferred Stock”) convertible into approximately 9,687,500 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). As a result, the former stockholders of Pre-Merger Recruiter.com controlled approximately 90% of our outstanding Common Stock and in excess of 50% of the total voting power of the Company.

Following the Merger, on May 9, 2019, we changed our corporate name to Recruiter.com Group, Inc. Our fiscal year end was also changed, as of the Effective Date, from March 31 to December 31.

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

For accounting purposes, the Merger was accounted for as a reverse recapitalization of Pre-Merger Recruiter.com and combination of entities under common control (“recapitalization”) with Pre-Merger Recruiter.com considered the accounting acquirer and historical issuer. Our consolidated financial statements are the financial statements of Pre-Merger Recruiter.com. Since Pre-Merger Recruiter.com owned a majority interest in the Company prior to the completion of the Merger, the consolidated financial statements contained herein include the historical operations of the Company and VocaWorks, Inc., (“VocaWorks”), the Company’s wholly-owned subsidiary. All share and per share data in the consolidated financial statements and the accompanying notes have been retroactively restated to reflect the effect of the Merger.

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

Reverse Stock Split

In August of 2019, we effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80 (the “2019 Reverse Stock Split”). The number of shares and price per share information included in this Annual Report on Form 10-K reflect the effect of the 2019 Reverse Stock Split.

OneWire Asset Purchase

On December 22, 2020, we announced that we entered into a binding letter of intent (the “OneWire LOI”) to acquire Onewire, Inc. (“Onewire”), a leading SaaS-based recruiting and software platform focused on the financial services sector. The acquisition will include the OneWire SaaS hiring platform and job site (www.onewire.com), Matchbook software (www.matchbook.io), a tool for curating and presenting screened and vetted talent which OneWire developed, and Onewire’s executive search business. While the definitive agreement is currently in the process of being negotiated, the OneWire LOI provides for up to a $1.255 million purchase price. The Company will pay the entire purchase price in shares of Common Stock with a portion of the purchase price to be paid on the basis of a earn-out following the completion of an audit of OneWire’s financial statements.

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration in the Scouted Asset Purchase, Scouted shareholders will receive a total of 514,666 shares of our restricted common stock (valued at $1,441,065 based on a $2.80 per share grant date price), of which 76,113 shares of stock will be held in reserve, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.6 million. The Scouted Asset Purchase will be accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”), along with a de minimis amount of other assets. The Company will complete the purchase price allocation of the $1.6 million for the acquired intangible assets during 2021. . The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

Market Opportunity

Industry Overview

According to the U.S. Staffing Industry Forecast, published in July 2020 by Staffing Industry Analysts (“SIA”), the total recruiting and staffing revenue for 2020 is projected to be $126.1 billion; an increase from SIA’s April 2020 forecast, which predicted $119.4 billion in revenue. For 2021, SIA also projected double-digit growth of 11% in temporary staffing revenue and a 19% overall expansion in the placement and employment search market.

This total industry market size includes companies that help other organizations find staff on a temporary or permanent basis, with the temporary staffing segment being significantly larger. The need for qualified and, in many cases, highly specialized talent, can be fulfilled by assisting companies in recruiting new internal staff or directly providing temporary staff to fill specific functions.

Overall, the U.S. recruitment industry is enormous, and it continues to grow, driven mainly by robust GDP growth creating demand for both direct-hire and contingent (project-based) workers. Demographic trends are also accelerating the demand for recruitment services: According to Seniorliving.org, approximately 10,000 persons from the “Baby-Boomer Generation” will retire each day in 2020, and employers often turn to the recruiting industry to close these talent gaps. Overall corporate spending in recruiting technology continues to grow, expected to surpass $10 billion by 2022, according to Jason Corsello, General Partner of Acadian Ventures.

In light of this market potential, the appetite for on-demand recruiting and talent acquisition technology companies has been robust. According to a “Recruitment Software Market Forecast and Analysis 2020-2024” published by Technavio, the global recruitment software market will expand by $683.8 million during 2020-2024. The same report details that even amid the COVID-19 pandemic, the global recruitment software market registered a YOY growth of 4.74% in 2020, with the market estimated to expand at a CAGR of over 5% during the forecast period of 2020-2024.

With employers continuing to struggle to find relevant candidates and more than 6.6 million open jobs in the US as of December 2020 according to the Job Opening and Labor Turnover report by the Bureau of Labor Statistics published on February 9, 2021, recruiting represents an enormous market opportunity. According to the leading human resource association, the Society for Human Resource Management, external sources—whether online job boards, recruiting agencies, campus events, job fairs, or walk-ins—produce approximately 62% of interviews compared to internal sources such as career sites, in-house recruiters and employee referrals (38%). This 62% of role interviews generated by external sources provide a significant market opportunity for innovative recruiting technology companies to capture.

Industry Trends

COVID-19

The recent COVID-19 pandemic had a dramatic effect on the US economy and the job market. Unemployment peaked at 14.7% in April of 2020. Since then, labor markets have been continually improving, with the unemployment rate falling to 6.7% in January 2021. The Federal Reserve forecasts that the unemployment rate will continue to fall, reaching 5% in 2021. The Federal Reserve anticipates improved employment for the coming years, with the unemployment rate dropping to 3.7% by 2023.

Our management team believes that COVID-19 accelerated major technology trends that had already existed before the pandemic. For example, the growth of the gig economy (i.e. temporary, flexible jobs) was facilitated by technology, virtual and remote tele-work with video and the emergence of on-demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and moved these trends rapidly forward. As we operate as virtual, AI and video-based hiring platform operating in the gig economy, these trends may act as headwinds for the adoption of our products and services.

Recruiting Outsourcing

We provide through our on-demand platform a form of recruiting outsourcing for employers. By using our services, employers are effectively relieving their human resources departments of the costs and labor associated with recruitment and talent acquisition. The current economic climate may move more companies to increase their use of such outsourcing. For example, a report from Brandon Gaille issued in May 2017 found that, in the aftermath of the Great Recession, a majority of employers (57%) increased their use of outsourcing, with only a small percent (9%) of employers ending such outsourcing arrangements. Recruitment outsourcing promises cost-effective and efficient process improvements, and employers may again increase their use of outsourcing to navigate the current environment.

The use of recruitment process outsourcing (RPO) is accelerating. According to its report, “Global Recruitment Process Outsourcing Industry,” Reportlinker projects that the RPO industry will reach a revised size of $14.4 billion by 2027, growing at a CAGR of 13.8%, with the current U.S. Market estimated at $1.7 billion. We offer two forms of recruitment process outsourcing through the performance -based hiring solution of its job market platform, which allows employers to pay for successful hires and its Recruiter.com On Demand offering, which enables businesses to engage recruiters on a flexible project or hourly basis. We additionally have active RPO customers, for which we provide on-demand recruiting labor.

Online Talent Platforms

According to a study developed by the McKinsey Global Institute, online talent platforms are the future of hiring and could add $2.7 trillion, or 2.0 percent, to global GDP by 2025. The firm projected that 10 percent of the worldwide labor force, or 540 million people, could benefit in various ways from online talent platforms by 2025. There is growth in demand for both remote workers and outside consultants. Overall, in 2020, IBISWorld estimates the number of temporary employees will increase by 1.8%. Online talent marketplaces, such as Recruiter.com, may benefit as a result.

McKinsey’s Future of Work in America report states: “In a more technology-driven world, job-matching efforts can be aided by a range of new digital tools and should run on easily accessible digital platforms. New online tools can assess an individual’s skills, suggest appropriate career choices, and clarify which jobs are in demand and the credentials needed to obtain them.” There is a clear need for efficient technology platforms that can adapt to rapidly changing job demands, such as ours.

Again, the current economic climate and COIVD-19 may have accelerated these technology trends. During the recent COVID-19 epidemic, D’Arcy Coolican and Jeff Jordan of famed venture capital firm Andreessen Horowitz stated in an article entitled “COVID-19 and the Great Re-Hiring” that “If there was ever a time to start a specialized jobs platform, it’s now.”

Operating Businesses and Revenue

The Company has four wholly-owned and active subsidiaries: Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”) and Recruiter.com Scouted, Inc. (“Scouted”). As of March 5, 2020, the Company employed 270 employees in 19 states.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through our Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19. We partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

●	Marketplace Solutions: Our Marketplace Solutions, previously referred to as Marketing Solutions, allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketplace Solutions typically specialize in B2B software and other platform companies that focus on recruitment and Human Resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace Solutions.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to meet the demands of the greater recruitment industry. The extent to which the COVID-19 pandemic will further impact our operations, ability to obtain financing or future financial results is uncertain at this time. As a result of COVID-19, the Company took steps to streamline certain expenses, including temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company does not expect reductions made in Q2 2020 due to COVID-19 to inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring, which we expect to occur in 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey, which surveys recruiters’ sentiment on the job market and demand for recruiting services.

Disrupting an Industry - Recruit Talent Faster

We believe we are fundamentally modernizing the recruiting process by digitizing and democratizing the recruiting process. We are distributing both the work and opportunity of recruiting to a broader community than ever before, enabling people to earn money through our platform and be their own bosses. Furthermore, we are dispersing the economic benefits of successful recruitment to a broad group of people and, by doing so, we help businesses recruit talent faster and more efficiently than ever before.

Community and Network

Our network currently consists of over 28,000 small and independent recruiters. This virtual network of recruiters unite under our innovative web platform that offers earnings opportunities through successful job matching; access to matched candidates driven by artificial intelligence; and on-demand, project-based recruiting assignments.

The community or network of recruiters is additionally categorized into virtual teams based on industry vertical, skill or location specialization, and dedicated client resource teams. Through participation in a virtual team, recruiters may receive further job and account updates, personalized recommendations, exclusive job opportunities, and recommended candidate referrals. We operate these teams through its platform and facilitate real-time communication through parallel chat rooms managed by our internal community managers.

We believe the potential scale of our recruiting community is enormous. Similar to how Uber created the opportunity for anyone to become a taxi driver, we make it possible for anyone to become a recruiter. The American Staffing Association cites about 25,000 staffing and recruiting companies, which altogether operate around 49,000 offices, so the recruiting industry’s contribution to employment is significant. However, we enable a broader disruption of the industry, bringing the opportunities to a much broader group of people than previously possible. Through upskilling and engagement with our recruiter users, we make it easier for anyone to get involved in recruiting. With hundreds of thousands of people involved in the general human resource and employment industry in the U.S. alone, and many more interested in referral-based, work-from-home earning opportunities, we believe our addressable network and potential audience is vast.

The Recruiter.com Website - a Top Destination

Our website is a popular destination for the recruiting and talent acquisition profession, with millions of pages of indexed content on career and recruitment issues and trends, email newsletters, and digital publications issued every quarter. Our internet traffic is generated by three primary groups of people: (1) recruiters seeking to join the network and platform, (2) enterprises seeking to recruit talent, and (3) candidates seeking to find opportunities through the community of recruiters. Overall, we are a well-known brand in the recruiting industry, and our vision is to build upon this success to become a clear leader in terms of traffic, mindshare, and usage within the business of recruiting.

A comprehensive search engine optimization strategy fuels our marketing. SpyFu.com, a traffic analysis website, estimated that, as of January 2021, our website has obtained over 4,952 search terms on the first page of Google.com, resulting in an estimated click value of $4.14 million per month, which is estimated by calculating the price of the Company’s organic traffic, were it to buy that traffic from paid search engine listings, such as on Google.com. We also expanded our reach through social media as we are active on Twitter and Facebook, with almost 50,000 followers on Twitter. Most notably, as of January 2021, we operated four of the top ten largest professional groups in the world on the social media platform LinkedIn, out of over 1.8 million groups in total. One of our groups, The Recruiter.com Network group on LinkedIn, has over 825,000 members.

In addition to our online thought leadership and social media presence, we also attract recruiters and enterprises to our community and solution through our recruitment training offering. Through our fully online Recruiter.com Certification Program (RCP) and Recruiter.com Academy, a live, instructor-led program with CareerDash, we facilitate upskilling for experienced recruiters and easy entry into the profession for those new to the tasks of recruiting and candidate sourcing. The Society for Human Resource Management (SHRM) has certified the RCP for re-education credits and Recruiter.com intends to pursue similar accreditation for the Recruiter.com Academy program. After completing the RCP course through an integrated online learning management system, we grant our users a certification and badge on their unique online Recruiter.com profiles.

COVID-19 Implications

We are creating a highly collaborative and connected global platform for professional recruiting, with the goal of becoming the top-of-mind solution for hiring talent rapidly. Prior to the COVID-19 pandemic, the U.S. was in an incredibly tight job market, with the demand for talent at its highest levels in years. Now, with millions of people out of work due to COVID-19 set to return to the job market over the next few years, we believe businesses across the country must prepare to reopen or ramp up operations once again. We also believe these businesses will need efficient ways to tap the massive talent pool resulting from the millions of Americans who are currently unemployed or looking for better opportunities in new industries and companies. We believe that on-demand recruiting technology companies like ours, which generate revenue not from the overall consistency of employment levels but rather from movement within labor markets (i.e., job turnover), will benefit from this development. By combining cutting-edge artificial intelligence with a unified network of more than 28,000 recruiters, we have built what we believe to be the most efficient recruiting network in the world — and we are hoping to use our network to help get the US economy working again.

We believe we have the reach, technology, recruiting expertise, and the scalability to connect employers across verticals with the right talent at the right price — no matter where that talent is today. Our mission is clear: to help enable the great re-hiring. We will leverage our growing community and expanding platform to get talented people to return to work as fast as possible, connecting people and creating economic opportunities.

Our Job Market Platform

Our virtual AI- and video-enabled hiring platform (the “Platform”), which is accessible on our website, Recruiter.com, provides access to over 28,000 small and independent recruiters. The Platform enables our clients, both employers and recruiters, to access the scalable on-demand sourcing power of an extensive network of independent recruiters, with the account management and personalized talent delivery of a full-service recruitment services firm. The Platform can be used by employers on a stand-alone basis or can be integrated with platforms operated by vendor management services (“VMS”), managed service providers (“MSP”) or payroll solutions providers to import open jobs into the Platform. Employers may use the Platform to enter job descriptions and learn about qualified applicants, while independent recruiters may submit their candidates, track the status of those candidates, and view statistics associated with the hiring process, such as number of applicants, interviews, and status of a particular candidate.

Benefits to Independent Recruiters

Overview

In this uncertain time, small and independent recruiters are more important than ever. They have the agility and geographical range to respond quickly to the rapidly changing needs of employers across the country. Recruiter.com empowers these front-line professionals by connecting them to top employers in multiple sectors, particularly in the industries that need talent right now: healthcare, logistics, telecommunications, and financial services, among others.

Specific Benefits

●	Client Exposure: Our Platform allows small and independent recruiters to access rewarding recruiting opportunities with more substantial and better-quality clients and a more diverse set of jobs than they may typically access.

●	Access to Cutting-Edge Technology, Including Video, Candidate-Sourcing and Matching AI: Our Company often sources talent from AI matching systems and provides these resumes to recruiters to expedite the hiring process. An integration with Censia, Inc. (“Censia”), an AI-candidate matching software was launched on September 22, 2020, which provides recruiters sourced and AI-matched candidates accessible from the Platform.

●	Flexibility: By allowing recruiters to engage with a large volume of diverse jobs, our Platform enables recruiters to match more of their candidates to suitable opportunities, as well as stabilize fluctuations in their business amid changes in client and candidate demand.

●	Branding Exposure: Our Platform allows for the creation of recruiter profiles highlighting the skill sets and industry backgrounds of professional recruiters. These online profiles provide exposure and verification for independent recruiters, who lack a standardized method of credentialing.

●	Loyalty Rewards Program: We provide recruiters on our platform with an opportunity to earn points at every step of the recruitment process, including regular activities like submitting resumes for open positions and the acceptance of resumes by a client. Recruiter reward points are redeemable for select merchandise.

●	SHRM-Certified Recruitment Training Program: We offer professional recruitment training that both helps current recruiters further develop their skills and assists aspiring recruiters in breaking into the profession. The Recruiter.com Certification Program is a flexible 6-to-12-week virtual training program certified for continuing education credits through SHRM, the leading HR association. The Company charges a flat fee of approximately $299 for the service and offers an additional business development course for $99.

●	Marketing and Reputation-Building: We enable independent recruiters to build a business reputation and increase demand for their specialized skills by accumulating badges and training credentials on their profiles.

Benefits to Employer Clients

Overview

We believe we are among the world’s largest, most agile network of 28,000 small and independent recruiters, distributed worldwide, and armed with leading-edge technology. Enterprises can leverage our network of over 26,000 recruiters to tap into existing talent pools and fill open roles immediately.

Long, expensive hiring processes are never worthwhile — especially not during times of economic upheaval. Our marketplace platform’s scalability allows employers to quickly tune recruiting activity up or down as needed, which is critical as organizations respond to a dynamic and volatile talent market.

Recruiter.com differentiates itself with its “three uniques” of people, platform, and power. Our people are recruiting experts, cited and published thought leaders within recruitment and staffing. Our software platform, with proprietary AI technology (and video technology in Q4 2020), is key to our distributed, virtual talent engagement process. Finally, our broad distribution, with one of the largest network of recruiters and millions of social media followers, helps us draw from a diverse and expansive audience. Our people, platform, and power help us recruit talent faster for employers across the country.

Specific Benefits

●	Access to an Extensive Network of Recruiters: As of January 31, 2021, approximately 28,000 recruiters with specializations ranging from healthcare and technology to accounting and marketing are registered on our Platform.

●	Account Management and Personalized Talent Delivery: Internal account managers help review and develop specifications and skill requirements for our clients’ open jobs. Our internal talent delivery specialists, in turn, review all candidates to ensure quality before sending these candidates to employers.

●	Cost Savings: Our platform allows employers to use an extensive network of small and independent recruiters, reducing reliance on traditional staffing and recruitment firms without compromising the quality of candidates. We believe that clients may realize significant cost savings through this crowdsourced method of recruiting, which distributes the labor of hiring across many providers, versus the traditional way, which typically relies on a handful of vendors.

●	Speed: The use of AI-powered candidate-sourcing and matching technology, paired with seamless platform integrations, allows us to expedite the hiring process.

Our Strengths

●	Reliable Brand: As the name “Recruiter.com” defines an entire profession and captures the essence of the business and software platform, we benefit from strong brand recognition. Additionally, the Company believes that based on recent legal precedent, generic trade names like “Recruiter.com” may be trademarked. Although the Company cannot be assured of a trademark on its primary domain, the Company has filed for inclusion in the Supplemental Register.

●	People: Several of our key executives and personnel have extensive experience and successful track records with internet-enabled recruitment and staffing.

●	Platform Technology: We offer a complete multi-sided marketplace software platform, with completed integrations into many major software and service providers.

●	Power of Our Reach: We benefit from excellent placement and visibility within popular search engines and broad distribution and followings on social media networks.

Our Growth Strategy

We seek to unlock the full potential of our brand by executing its strategic plans, which include organic growth, opportunistic acquisitions, and making use of the capital markets provided by the public market. In short, we look to realize the potential of our market position.

Overall Market Position Potential

Companies in the recruiting technology space, such as LinkedIn and Indeed.com, have achieved “unicorn” status as billion-dollar companies. Management believes that our full potential could lead to our achieving a much larger market position and presence, as Recruiter.com is a defining brand for the profession of recruiters. Recruiting as a business generates over $125 billion in revenue, therefore management believes there to be a very large addressable market and opportunities for growth.

Our combination of innovative candidate-matching technology, a broad network of specialized recruiting professionals, and curated talent communities enable a traditionally service-heavy industry to be scalable in an entirely new way. The traditional recruitment and staffing industry is dominated by industry roll-ups in the public markets. We believe our brand and platform position us to capitalize on M&A opportunities, enabling further overall growth and consolidation.

Strategy

Recruiter.com intends to grow its business by focusing efforts on the following five main areas:

1) Grow Our Community:

●	Grow Recruiter Engagement: Dedicated Community Managers regularly support and service our growing network of independent recruiter users on our platform. We plan to continue to invest in community management initiatives, including enhancement of outreach, communications, reward programs, and training of our Community Managers. We have introduced the concept of Recruiter Rewards, which allows members of our network to earn points, redeemable for merchandise we source, for performing specific actions on the platform. We intend to continue to develop this program, increasing engagement, and earning potential on the platform.

●	Grow the Number of Recruiters on our Platform: We plan to continue to grow our recruiter network through viral search, referral, content, and community strategy. Investments in content, community sponsorship and thought leadership will continue to drive people back to the platform, creating a real “hub” for recruiters.

●	Increase Growth and Earning Opportunities for Recruiters on Our Platform: We plan to continue investing in new products and features to help recruiters grow their businesses by expanding their access to technology, developing their professional and marketing skills, and increasing their earning opportunities. This includes expanding on our lead generation capabilities.

2) Build Business Model Innovations:

●	Continue to Innovate and Improve Our Platform to Build Best-in-Class User Experiences: We aim to create the most innovative and easy-to-use solutions for empowering businesses and recruiters to recruit talent faster. For example, we recently launched an improvement to our candidate submittal process, which allowed for bulk sharing and distribution of referral links to candidates through social media. We will strive to continually incorporate such advances into our platform, taking into consideration user feedback.

●	Invest in Scalable Business Models: We plan to continue to invest in the development of our SaaS model and subscription services while improving recruiter experience by enhancing our software capabilities, data science, security, and technology infrastructure. Further low- and light-touch subscription models and plans promise to facilitate the seamless transactions of candidate and job flows on our platform and, in doing so, increase our gross margins and the efficiency of our business.

●	Leverage Our Platform to Launch New Products: We believe we can continue to innovate to solve complex challenges involving recruitment and hiring, and we plan to use our highly extensible platform to support the introduction of additional products and services. Our massive network, leading technology, and recruiting expertise allow us to introduce new features and incorporate feedback into such features with speed, efficiency, and scale.

●	Invest in Advanced Technologies, Including Artificial Intelligence: We believe that recruiting is about people, and people will always drive the hiring process, so long as our current system of employment and human labor exists. Existing technologies cannot supplant human review and involvement in most hiring transactions, including all four stages of recruiting specified previously. However, we also believe that artificial intelligence promises to solve specific issues of scale within the hiring process, for example, by rapidly sifting through a bulk of job applications to surface to the recruiter the best-matched applicants. We have already integrated AI improvements into our candidate campaigning and sourcing processes, and we are currently evaluating new businesses, methods, and partnerships to transform further and improve our technology.

3) Monetize the Businesses and Candidates Seeking to Access the Community and Platform:

We intend to not only develop new clients for all of our services, but also expand relationships with our existing clients and increase their spending on our platform by investing in building new products and features.

●	Attract New Clients Through Strategic Partnerships with MSP and HR Providers: We intend to expand our marketing efforts with partners to attract new clients by increasing awareness of our platform and the benefits of using flexible and on-demand recruiting.

●	Broaden and Deepen Categories: We intend to focus on customizing experiences for vertical industry groups, such as Information Technology or Accounting and Finance, through tailored features and functionalities, making it easier and more efficient for clients to connect with the right recruiters.

●	Build Effective Candidate Solutions: We plan to continue to expand our candidate offerings from basic resume distribution to video resumes, training programs, career coaching, resume writing, job alerts, and other SaaS services to monetize our traffic and help people effectively connect with opportunities.

●	Build Out Video: We plan to leverage a video offering as a SaaS solution for our enterprise clients, partners, and recruiters, as video interviewing and screening may become a must-have requirement for business recruiting, particularly in the post-COVID-19 environment.

4) Acquire Complementary Assets and Businesses:

The Company seeks opportunities to acquire complementary businesses and personnel within the recruitment and staffing sector, primarily to expand the overall number of employers using our Platform to source talented employees and contractors.

●	Increase Employer Demand: The Company plans to approach recruitment companies with firm client control and knowledge, such as recruitment process outsourcing (RPO) companies in major cities within the continental United States and with stable, diversified client revenues. These types of acquisitions may help increase the number and diversity of jobs in the marketplace platform and allow for the upselling of our new and planned products for employers.

●	Further Our Technology Offering: The Company plans to evaluate specific valuable online tools for recruiters that would enhance our overall platform, such as candidate sourcing technologies, data appending services, job distribution and marketing software, lead generation tools, and others that would improve our value to our community of recruiters, to improve engagement and daily use metrics.

●	Enhance Strategic Technology: The Company continually monitors and evaluates third-party companies for technology that would be of strategic value. Management is particularly mindful of the emergence of artificial intelligence being applied to hiring and recruitment processes. We are interested in acquiring or licensing such technologies that offer fundamental advancements to our Platform and, therefore, long-term shareholder value.

5) Approach the Future with Clarity and Vision:

●	Trust Our Vision: Recruiter.com has a big name, but an even bigger purpose: to “recruit” means to inspire someone to join a cause. Our mission at Recruiter.com is more than just primarily connecting job seekers and employers. We also want to inspire people to better themselves, to grab opportunities and to believe in themselves. Simply put, Recruiter.com exists to open doors for people. We are inspired by our mission and purpose, and we trust in our overall vision to continue to inspire the dedication necessary to build a fantastic brand and valuable company.

●	Maintain Our Values: Our staff developed our core values, which we seek to identify in people that we hire and promote and inspire within ourselves. These core values include being passionate, dependable, adaptable, helpful, resilient, and honest and open communicators. As we grow, we will maintain and build on these core values, and we will use them to inform our business decisions and the ways in which we interact with each other and the community.

●	Lead in People-First Technology: We are committed to building continuous innovation in technology and being early builders and adopters of technical improvements, such as the use of AI and machine learning. We will strive to be bold leaders in human-centric technology by always positioning that technology for the benefit and economic empowerment of people. We believe that the future holds great promise for further connectivity, collaboration, and community. We aim to be opportunistic in the development and acquisition of such technologies for our users.

Technical Vision Strategy - Towards Autonomous Recruiting

The job market and broader economy itself are evolving to adapt to automation, technology adoption, disruption, and, more recently, machine learning. McKinsey’s Future of Work in America report, states: “What lies ahead is not a sudden robot takeover but a period of ongoing, and perhaps accelerated, change in how work is organized and the mix of jobs in the economy. Even as some jobs decline, the US economy will continue to create others — and technologies themselves will give rise to new occupations. All workers will need to adapt as machines take over routine and some physical tasks and as demand grows for work involving socio-emotional, creative, technological, and higher cognitive skills.”

As in many professions, recruiting itself is both threatened and positively enabled by technology. As a platform company, we are optimistic about our positioning and ability to not only adapt to, but to lead some of these transformations. Through our marketplace and network, we are gathering data intelligence while we improve our work processing, enabling a virtuous cycle of systemic and profitable improvements. Specifically, as our artificial intelligence tools get better, our community of recruiters strengthens their ability to deliver talent by leveraging these tools. Additionally, the community’s work output informs our systems, and, over time, this helps tune and develop our approach to further intelligent automation.

We are building our overall technology platform toward a vision of efficient, near-autonomous recruiting. That said, recruiting — the process of inspiring others to join a better opportunity and the subsequent judgment of their abilities and fit to do so — is an inherently social practice. We will attempt to lead in the development of technology that remembers and supports this most critical factor, with the overall mission of connecting talent to opportunity in a more fluid, rapid, and seamless manner.

Our Clients

Recruiter.com’s unique, scalable, AI-powered network allows it to meet the hiring needs of a variety of clients, from Fortune 100 enterprises to high-quality startups. We typically focus on filling highly skilled and senior-level roles in specialized fields, including technology, healthcare, finance, logistics/transportation, communications, engineering, energy, and many others. Our network’s vast reach is also well-suited for high-volume hiring projects requiring large numbers of candidates in a short period.

The majority of our revenue (approximately 90%) is generated by providing Recruiting Solutions for employers, consisting of success-based placement fees for fulltime employee referrals and hourly and project-based fees for professional consulting and staffing. Our clients include Schlumberger, Halliburton Co., Ford Motor Co., Coca Cola Co., and Bluebeam, Inc. As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32%, and 19%, for a total of 51%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

For the year ended December 31, 2020 three customers accounted for 10% of more of total revenue, at 30%, 20% and 11%, for a total of 61%. For the year ended December 31, 2019 two customers accounted for 10% or more of total revenue, at 32% and 17%, for a total of 49%.

The Company’s focus is to increase and improve its suite of product offerings and solutions to address different needs of potential employers in order to increase its client base and reduce reliance on the three customers accounting for the large percentage of its revenue.

Our Platform and Technology

Our Platform

Our Job Market Platform, augmented with AI-powered candidate-sourcing and matching technology, allows our clients to leverage the scalable sourcing power of an extensive network of independent recruiters, with the account management and personalized talent delivery of a full-service recruitment firm. Our Platform can be used on a stand-alone basis or can be integrated with platforms operated by third parties or managed service providers (MSP) to drive client demand. Our Platform is accessible through our website at www.recruiter.com.

Artificial Intelligence and Video

We use AI candidate-sourcing and matching technology to improve the functionality and effectiveness of our solutions. This technology helps match job descriptions to candidate resumes to find the best potential matches, which are then provided to the user. We license candidate-matching software from third parties, including Genesys, which was recently rebranded “Opptly,” and Censia. The initial term of our license agreement with Genesys, which was executed in connection with our asset purchase agreement with Genesys, expires on May 31, 2021, and Genesys or Recruiter.com can choose not to renew the license for successive one-year terms after that. Our license agreement with Censia may be terminated either by Censia or us at any time with a 180-day prior written notice. We contracted MyInterview to build a video hiring platform through a license and services agreement, with support and resourcing for the product for a term of three (3) years from the March 30, 2020.

●	Genesys: Genesys is an AI talent-matching system designed primarily to address more critical higher-volume or recurring demands. Genesys works collaboratively with customers to proactively develop talent clouds to address hiring needs. Rather than relying solely on resumes from job boards or applicant tracking systems, Genesys combines a holistic sourcing strategy with force multipliers such as recruitment marketing and referrals to reach widely dispersed audiences of specific candidates. In the past year, Recruiter.com has developed deep functional integrations with Genesys, including job and candidate transmission, and the development of automated matched lists of candidates that are relayed to our network of independent recruiters.

●

Censia: Censia’s Talent Intelligence Platform instantly models and delivers the best talent for organizations. The comprehensive platform replaces writing job descriptions, posting positions, passive searching, reviewing resumes and previous applicants, and searching the company for candidates with two clicks and intuitive search filters. The partnership with Censia will allow both our network of independent recruiters and its internal Talent Delivery team access to Censia on a performance basis. Recruiter.com users will source candidates directly from the Recruiter.com platform, powered by a unique application integration. Recruiters will tap into hundreds of millions of professionals, matched and ranked according to Censia’s predictive algorithms and machine learning. The technical integration with Censia was officially launched on September 22, 2020.

Video: Recruiter.com Video delivers on-demand video screening services for businesses hiring new employees. The platform serves as a replacement for the traditional process of reviewing paper resumes and digital text-based profiles. The platform was developed by MyInterview, a video interviewing company, in a collaborative partnership subject to the three-year services and license agreement. The Recruiter.com Video platform was officially launched on October 28, 2020. Since then, Recruiter.com launched an affiliate partner program and additionally bolstered its video offerings through the acquisition of video-based candidate sourcing platform, Scouted.

Our Technology Infrastructure

Hosting

We currently host our platform at data centers owned by Databank in Baltimore, MD, which has systems for automated backup storage and retrieval. Our websites, applications, and infrastructure were designed to support high-volume traffic. Our management has reviewed Databank’s independently audited “SOC 2® Type 2 Report on Controls Relevant to Security and Availability for Data Center Services” and believes Databank’s security protocols to be at or exceeding the level of equivalent technology providers.

Personnel

Software development, database management, remote server administration, quality assurance, and administrative systems access is managed overseas by Recruiter Mauritius Ltd. under the direction of our Chief Technology Officer, Ashley Saddul, who works in Mauritius along with other technical personnel. From time to time, the Company also engages technical personnel on an as-needed basis from other locations, including the United States and India, who are also managed by Ashley Saddul.

Product Development

We continue to invest in product development, including our SaaS model, which will allow for greater self-service, enhance our platform, improve user experience, develop new products and features, and further build our infrastructure. Our goal is to create the most extensive and on-demand online marketplace of recruiters and recruiting technologies, enabling employers to identify and engage with top talent faster than ever before.

Roadmap

The following roadmap outlines Platform improvements that Recruiter.com intends to launch over the next year. While our overall strategic direction changes little, these specific projects cannot be guaranteed and often change. Specific projects include:

●	Continued development and enhancement of video hiring platform;

●	Job search and matching improvements, along with enhanced multi-platform notification communication;

●	Propagation and sharing of individual recruiter profiles;

●	Display of Recruiter Index® data and graphs; and

●	Recruiter.com On Demand platform, with automated payment and time-tracking features.

Additional Specific Growth Plans

●	Incorporation of video into recruitment and hiring workflows;

●	Steady organic growth of enterprise services through continued onboarding of and delivery for major enterprise clients;
●	Verticalizing services through the formation of domain-specific teams of specialized independent recruiters (e.g., healthcare, financial services, transportation/logistics, communications, energy) to respond more quickly and efficiently to hiring needs in these areas;

●	Continuing to organize our candidates into specific talent pools based on industry experience and skillsets to market to our community of recruiters and enterprise clients;

●	Capitalizing on web traffic and partnerships with job boards to expand the placement of recruiters through the newly launched Recruiter.com On Demand program; and

●	Assisting businesses of all sizes with the re-hiring process which will take place as the threat of COVID-19 lessens and people return to work.

Sales and Marketing Strategy

Our sales and marketing strategy is centered around driving cost-effective awareness of our brand and the benefits of our platform among recruiters and employers of all sizes, from small businesses to Fortune 500 companies. Most of our new recruiter and employer registrations come from direct navigation to our website through unpaid search engine results listings, social media, and other content-based, no-cost referrals. We draw on our robust recruiting and staffing business foundation to build a sales pipeline and grow account relationships.

Network Effect Strategy

The Recruiter.com platform and network is a form of marketplace, governed by supply and demand. In our business, supply is the availability of in-demand candidate talent, which is enabled by the specialization and volume of our recruiter community members. Demand consists of the need for hiring services by employers, which is represented by job postings on our platform.

Supply and demand are inextricably linked, and we create virtuous cycles of growth in each by increasing one side or the other. Our strategy is to create the largest network of recruiters in each local market and industry, creating an unprecedented supply of recruiting talent, encompassing every type of industry, skill, and specialization. This broad availability of supply creates a liquidity network effect, where we can offer services anywhere to any employer, thus increasing demand potential.

Already, because of our network strategy, we can offer a highly differentiated, technology-focused solutions to employers, as we can provide a multidisciplinary talent supply. As an example of our supply diversity, we provide on-demand recruiters to a growth-stage startup, nursing talent to an employer in California, and call center personnel to an employer in Texas. For other businesses, we offer standalone technology on a subscription basis. Over time, we expect this network effect will lead to a margin advantage as compared to our competitors, which tend to scale supply through physical office footprints and acquisitions alone.

Sales Strategy

Most of our sales opportunities are derived from Internet marketing and content strategies, which generate interest and traffic from search engines, such as but not limited to Google, which index our website content. Word of mouth, customer and user referrals, and general brand recall and recognition also generate a significant number of visits to our website. Visitors to our website then express interest and contact the company through standard electronic forms on our website. We employ Account Managers who follow up with these leads and perform inbound or inside sales functions to develop quality relationships with our customers. As much as possible, we rely on automated contract solutions to engage with our clients seamlessly. Our sales strategy includes the hiring of both internal and external sales and sales management personnel to conduct our sales relationships. As we expand our solution offerings, we increasingly cross-sell across our on-demand recruiting technology and solutions.

We intend to employ several strategic methods to attract the best sales talent, including by offering attractive commission splits, bonuses, technology capabilities, and lead generation. These factors, in addition to the benefits of our Recruiter.com brand, should facilitate the recruitment of highly qualified talent. Also, we look for ways to partner with leading recruiting firms and successful independent recruiting salespeople, allowing them to sell under the Recruiter.com brand to accelerate our organic growth significantly.

Partnerships

Recruiter.com has forged relationships with many firms in the recruiting, HR, and payroll space. Partnerships constitute an essential component of our sales and marketing strategy, as these partnerships may stimulate sales demand for our hiring solutions, including success-based recruiting, on-demand offerings, and, in the future, video screening services. We pursue strategic alliances with employer service providers for joint marketing and cross-selling activities, and we seek platform integrations with strategic partners to generate client demand.

Examples of partnerships include:

●	SAP: Recruiter.com is a Silver digital partner of SAP. SAP Fieldglass helps organizations find, engage, manage, pay, and unlock more value from their growing external workforces. Through our integration with SAP Fieldglass, Recruiter.com receives open jobs from leading employers around the country.

●	ADP: Recruiter.com is integrating into ADP’s marketplace. ADP is a top payroll and HR solutions provider offering industry-leading online payroll and HR solutions, plus tax, compliance, benefits administration, and more. Through the integration, Recruiter.com plans to receive open jobs from leading employers around the country.

Public Relations

For PR and marketing purposes, Recruiter.com relies mostly on the continued development of our thought leadership content. Recruiter Index®, our proprietary analysis that pinpoints recruiting trends and forecasts business growth, will likely form the bedrock of our thought leadership strategy.

No one understands the talent market like the recruiters, HR professionals, and talent acquisition experts working on the front lines. At Recruiter.com, we have the unique ability to survey our vast network of independent recruiting and talent acquisition specialists to uncover job market trends. Given the Recruiter Index’s ® consistent media appearances over the past nine months, including CNBC, there appears to be strong demand for leading indicators of the labor market.

Community Management

The Company considers our community management an essential part of our revenue generation strategy, as active engagement of our network leads to the further output of successful candidate matches. The principles of our approach to community management include:

●	Value: Each member of the recruiter network is an asset to our business.

●	Understanding: We form relationships with a human touch and develop real understandings of recruiters’ business needs and capacities.

●	Personal: Every recruiter has a named Community Manager contact.

●	Shared Success: We take pride in our community, and Community Managers are incentivized around their recruiters’ successes.

Our Community Managers:

●	Drive the engagement and performance of our network of recruiters through consistent communication and meetings.

●	Meet and exceed goals for the number of engaged recruiters under management.

●	Assist in onboarding recruiters to the platform.

●	Develop learning sessions and webinars for recruiters about client jobs.

●	Assist with support inquiries from recruiters and liaise with the Customer Support team.

●	Manage requisition traffic and delivery across Recruiter.com.

●	Work with clients and Account Managers to understand all requirements and distribute to the best sources for fulfillment.

●	Review submissions for quality and submit to assigned client accounts.

●	Create a delivery strategy for all assigned new and existing client accounts.

●	Liaise with solutions and on-demand teams to ensure effective delivery.

Competition

The market for online staffing and recruitment services is highly competitive, fragmented, and undergoing rapid changes following increasing demand, technological advancements, and shifting needs. We compete with several online and offline platforms and services, including but not limited to, the following:

●	Traditional talent acquisition and staffing service providers and other outsourcing providers, such as the Adecco Group; Korn Ferry; Russell Reynolds Associates, Inc.; and Robert Half International, Inc.;

●	Other e-staffing and recruitment marketplace providers, such as Hired.com, Scout Exchange, and Reflik;

●	Professional and personal social media platforms, such as LinkedIn and Facebook;

●	Software and business services companies focused on video hiring talent acquisition, management, invoicing, or staffing management products and services;

●	Online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter.

●	Additionally, well-established internet companies, such as Google and Amazon, have entered or may decide to join our market and compete with our platform.

We compete based on several factors, including, among other things: size and engagement of user base, brand awareness and reputation, relationships with third-party partners, and pricing. We differentiate ourselves through what we call our “three uniques:” people, power, and platform. We pride ourselves on:

●	Our people, who are experts in the recruiting industry;

●	The power of our robust network of recruiters, top internet brand, distribution channels, and content and social media followings; and

●	The platform, which is a complete and custom-built marketplace software platform, with many integrations and partnerships, which has developed over several years.

These “three uniques” form our competitive “moat,” which management believes would be highly challenging for any competitor to replicate.

Intellectual Property

The protection of our intellectual property is an essential aspect of our business. We own our domain names and trademarks relating to our website’s design and content, including our brand name and various logos and slogans. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to and clarify ownership of our software, documentation, and other proprietary information.

As of February 20, 2021, we held six registered trademarks in the United States. Trademarks include the terms “Recruiter Hire,” “Recruiter Index,” “Recruiter Direct,” “VocaWorks,” “Scouted,” “ScoutedU.”

We consider our brand, “Recruiter.com,” as an essential and valuable asset, and part of its intellectual property. Russell Racine of Cranfill Sumner & Hartzog LLP wrote on JDSupra, “Recently the Supreme Court affirmed registration on the principal register for what appeared to be a generic term. In the United States Patent & Trademark Office v. Booking.com B. V., 140 S. Ct. 2298 (2020), the Court affirmed registration of a trademark that used a generic term followed by the addition of the top-level domain moniker ‘.com’ to the end of the mark.” Based on this action, Recruiter.com has filed an intent-to-use application and application for inclusion in the Supplemental Registry for the generic domain and brand of “Recruiter.com.” The Company cannot be assured of being granted this trademark.

Government Regulation

We are subject to a number of US federal and state and foreign laws and regulations that apply to internet companies and businesses that operate online marketplaces connecting businesses with recruiters. These laws and regulations may involve worker classification, employment, data protection, privacy, online payment services, content regulation, intellectual property, taxation, consumer protection, background checks, payment services, money transmitter regulations, anti-corruption, anti-money laundering, and sanctions laws, or other matters. Many of the rules and regulations that are or may apply to our business are still evolving and being tested in courts and could be interpreted in ways that could adversely impact our business. Also, the application and interpretation of these laws and regulations are often uncertain, particularly in the industry in which we operate.

Additionally, our technology platform and the platform user data it uses, collects, or processes to run our business is an integral part of our business model and, as a result, our compliance with laws dealing with the use, collection, and processing of personal data is part of our strategy to improve platform user experience and build trust.

Regulators around the world have adopted, or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personally identifiable information and other data relating to individuals, and these laws are increasing in number, enforcement, fines, and other penalties. Two such governmental regulations that carry implications for our platform are the GDPR and the CCPA.

The GDPR went into effect in May 2018, implementing more stringent requirements in relation to companies’ use of personal data relating to all EU individuals (“data subjects”). Under the GDPR, the expanded definition of personal data includes information such as name, identification number, email address, location data, online identifiers such as internet protocol addresses and cookie identifiers, or any other type of information that can identify a living individual. The GDPR imposes a number of new requirements, which include: a valid ground for processing each instance of personal data; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; providing expanded information about how data subjects’ personal data is or will be used; carrying out data protection impact assessments for operations which present specific risks to individuals due to the nature or scope of the processing operation; an obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights; the principle of accountability and demonstrating compliance through policies, procedures, training, and audit; profiling restrictions; and a new mandatory data breach reporting regime.

In the United States, California recently adopted the CCPA, which came into effect in January 2020. Similar in certain respects to the GDPR, the CCPA establishes a new privacy framework for covered businesses, including an expanded definition of “personal information”; new data privacy rights for California residents, requiring covered businesses to provide further disclosure to consumers and affording consumers the right to opt-out of individual sales of personal information; special rules on the collection of consumer data from minors; and a potentially severe statutory damages framework and private rights of action for CCPA violations and failure to implement reasonable security procedures and practices.

Facilities

Our corporate headquarters are located in Houston, Texas, where we occupy facilities totaling approximately 5,480 square feet under a lease that expires in November 2022 with a related party. We do not currently have other leased offices but do operate from time to time in flexible office space, such as WeWork offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Legal Proceedings

As of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

Employees

As of March 5, 2020, the Company employed 270 employees in 19 states.

Culture and Team

Most of our staff members have many years of experience in online recruiting and technology. We’re inspired every day by our mission to connect people better to create terrific job matches. Our people are musicians, programmers, writers, speakers, mathematicians, gardeners, parachuters, runners, hikers, sports fanatics, backyard chicken farmers, and photographers. We are a family-first company, with many hard-working parents raising the next generation of Recruiter.com interns.

As we build the next generation of recruiting technology, we look for people who are passionate about connecting people and helping to develop better work experiences and career opportunities for others. We pride ourselves on being a team on a mission, with big goals and even bigger dreams for the company. We work virtually, with lean operations and an efficient cost model, while staying firmly connected through chat and video.

We are a place to make an impact. We pay little attention to job titles and much more attention to results - who’s thinking creatively and making positive contributions daily. At all times, we try to effectively tie things like compensation to direct contribution and foster an environment of inclusion and fair equity. To summarize, we’re specialists in recruiting and know what it takes to be an employer of choice and a great place to work. We strive to make our work enjoyable, rewarding, and full of growth opportunities for our staff.

Diversity

We connect people from an extraordinarily diverse range of backgrounds and locations. We strive to make a product that makes a difference, and one that helps build a just, equitable future for us all. We are committed to being an equal opportunity employer ourselves, and we only work with clients who respect both the law and spirit of equal opportunity employment. Further, we believe that, as we grow as a company, our success will be predicated on drawing from and amplifying a diverse range of voices, both internally and externally.

We are fortunate to have a vibrant and innovative staff from diverse backgrounds. We hold ourselves to a high standard of equity and inclusion. Currently, we have people of color, women, and members of the LGBTQ+ community in senior roles at the company, including executive leadership and on our Board of Directors (the “Board”).

We welcome people from all backgrounds to apply to our internal careers and our client roles. We are also very interested in developing new practices to increase fairness in our hiring processes, including quantitative assessments, bias training, and reducing bias from new virtual tools that we introduce, such as video screening. We regularly and routinely seek out ways to improve our recruiting practices and expand the breadth and depth of our network of recruiters.

Corporate Information

Our principal executive offices are located at 100 Waugh Dr., Suite 300, Houston, Texas. Our telephone number is (855) 931-1500. Our website address is www.recruiter.com. The information contained on, or that can be accessed through, our site is not a part of this filing. Investors should not rely on any such information in deciding whether to purchase our securities.

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

Risks Related to Our Business and Industry

There is substantial doubt regarding our ability to continue as a going concern absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon raising sufficient funds from this offering and generating sufficient working capital from our operations. Because of our history of losses, and net cash used in our operations we may have to continue to reduce our expenditures without receipt of sufficient proceeds from this offering or improvements in our cash flow from operations. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. If we are unable to raise sufficient funds in this offering, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will raise sufficient funds in this offering.

The Company’s management has determined that there is substantial doubt about the Company’s ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2020 and 2019 included an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) the Company has a working capital deficit as of December 31, 2020, used cash in operations of approximately $2.5 million in 2020, and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2021 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

The Company’s business depends on a strong reputation and anything that harms its reputation will likely harm its results.

As a provider of temporary and permanent staffing solutions as well as consultant services, the Company’s reputation is dependent upon the performance of the employees it places with its clients and the services rendered by its consultants. The Company depends on its reputation and name recognition to secure engagements and to hire qualified employees and consultants. If the Company’s clients become dissatisfied with the performance of those employees or consultants or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to the Company’s clients, the Company’s ability to maintain or expand its client base may be harmed. Any of the foregoing is likely to materially adversely affect the Company.

The Company may be unable to find sufficient candidates for its staffing business.

The Company’s staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through the Company. Candidates generally seek temporary or full-time positions through multiple sources, including the Company and its competitors. Prior to COVID-19, unemployment in the United States has been low in the past couple of years but has sharply increased due to the effects of the COVID-19 pandemic. The availability of qualified talent may change or become more scarce, depending on macro-economic conditions outside of the Company’s control. If finding sufficient eligible candidates to meet employers’ demands becomes more challenging due to falling unemployment rates or other talent availability issues, the Company may experience a shortage of qualified candidates. Any shortage of candidates could materially adversely affect the Company.

The Company may incur potential liability to employees and clients.

The Company’s consulting and staffing business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. The Company does not have the ability to control the workplace environment. As the employer of record of its temporary employees, the Company incurs a risk of liability to its temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon the Company. The Company also incurs a risk of liability to its employer clients resulting from allegations of errors, omissions or theft by its temporary employees, or allegations of misuse of client confidential information. In many cases, the Company has agreed to indemnify its clients in respect of these types of claims. The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims will be covered by such available insurance.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure, or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business and the proceeds from this offering, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a significant adverse impact on our business, operating results and financial condition.

Because we have a history of net losses, we may never achieve or sustain profitability or positive cash flow from operations.

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $17 million for the year ended December 31, 2020 and $12.0 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of approximately $34.5 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

Because we have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects and thus increases the risks associated with investment in our securities.

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

If we fail to completely successfully integrate the assets we acquired, we may not fully realize the anticipated benefits from the acquisition, and our results of operations would be materially and adversely affected.

On January 31, 2021 we acquired certain assets and the business from Scouted and anticipate acquiring additional assets and businesses in future purchases, including OneWire. Our failure to successfully integrate the assets we acquire may be more difficult, costly or time-consuming than we anticipate, or we may not otherwise realize any of the anticipated benefits of this acquisition. Any of the foregoing could adversely affect our future results of operations or could cause our stock price to decline.

If our due diligence process proves not robust enough, we may acquire non-performing assets, people, and companies.

Recruiter.com management is opportunistic in its approach to mergers and acquisitions. The Company is actively looking to grow its base of clients, intellectual property, assets and suite of recruitment technology solutions. If the Company’s processes fail to identify risks and weaknesses of companies it either acquires or purchases assets from, the Company may be harmed or have difficulties recouping its investments. Additionally, the Company may be unable to effectively integrate such assets into its business.

Our future growth depends on our ability to attract, retain and incentivize a community of recruiters, and the loss of existing recruiters, or failure to attract new ones, could adversely impact our business and future prospects.

The size of our community of employers on our platform is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to attract new users to, and retain existing users on, our platform. Recruiters on our Platform can generally decide to cease using our platform at any time. While we have experienced rapid growth in the number of recruiters on our platform in recent months, with numbers rising from 27,011 on September 30, 2020 to over 28,000 in January 2021, this growth may not continue at the same pace in the future or at all. In addition, it is possible that the ongoing effects of COVID-19 may have a deleterious effect on our user growth in the future. Achieving growth in our community of users may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects would be materially and adversely impacted.

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

We use third-party cloud infrastructure services providers and co-located data centers in the United States and abroad to host our platform. Software development, remote server administration, quality assurance, and administrative access is managed overseas by Recruiter Mauritius Ltd. under the direction of our Chief Technology Officer, Ashley Saddul. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to our platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use our platform, and our operating results may be adversely impacted.

Because we have arrangements with related parties affecting a significant part of our operations, such arrangements may not reflect terms that would otherwise be available from unaffiliated third parties.

We rely on arrangements with related parties for support of our operations, including technical support, rent, back-office and accounting, and may engage in additional related party transactions in the future. For example, we currently rely on a related party provider of information technology and computer services located in Mauritius, an island country located off the eastern coast of Africa, for software development and maintenance related to our website and platform. Our Chief Technology Officer is an employee of this service provider. Additionally, Icon Information Consultants, LP (“Icon”), a significant stockholder of the Company, performs much of the back office and accounting functions for Recruiting Solutions, the subsidiary through which we operate our staffing business. See “Certain Relationships and Related Person Transactions” for further details. Although we believe that the terms of our arrangements with related parties are reasonable and generally consistent with market standards, such terms do not necessarily reflect terms that we or such related parties would agree to in arms-length negotiations with an independent third party. Furthermore, potential conflicts of interest can exist if a related party is presented with an issue that may have conflicting implications for the Company and such related party. If a dispute arises in connection with any of these arrangements, which is not resolved to the satisfaction of the Company, our business could be materially and adversely affected.

The COVID-19 pandemic has resulted in a significant downturn in the global and United States economies and accordingly a decreased demand for recruitment and staffing services, which could have a material adverse effect on our business, financial condition and results of operations.

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn has had a negative impact on the recruitment and staffing industry. According to a report from CEOToday, the U.S. staffing industry, which previously boasted a market size of $152 billion has now fallen to roughly $119 billion since the COVID-19 outbreak; bringing it down to its lowest level since 2013. This represents a 21% decrease from 2019.

To date the economic impact of COVID-19 has resulted in certain reductions in the Company’s business and the Company has devoted efforts to shifting its focus in areas of hiring. As of the date of this filing, to the Company’s knowledge, no customer of the Company has gone out of business nor have any counterparties attempted to assert the existence of a force majeure clause, which excuses contractual performance. Because we depend on continued demand for recruitment services, a downturn in the recruitment and staffing industry would have a material adverse impact on our business and results of operations.

We also depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19 may make it more difficult for us to raise additional capital when needed. In April 2020, we were informed by a factoring company that we had used to supplement our liquidity that it would no longer be able to advance funds to us against our future accounts receivable due to the effect of the COVID-19 pandemic. The terms of any financing, if we are able to complete one, will likely not be favorable to us. If we are unable to raise additional capital, we may not be able to meet our obligations as they come due, raising substantial doubt as to our ability to continue as a going concern.

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

Our platform contains open-source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our platform.

Our Company incorporates many types of open-source software, frameworks and databases, including our Platform, which is currently architected on the Yii platform using PHP code and MySQL databases. Open-source licenses typically permit the use, modification, and distribution of software in source code form subject to certain conditions. Some open-source licenses require any person who distributes a modification or derivative work of such software to make the modified version subject to the same open source license. Accordingly, although we do not believe that we have used open-source software in a manner that would subject us to this requirement, we may be required to distribute certain aspects of our platform or make them available in source code form. Further, the interpretation of open-source licenses is legally complex. If we fail to comply with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform and the terms on which such licenses are available may not be economically feasible, to re-engineer our platform to remove or replace the open source software, to limit or stop offering our platform if re-engineering could not be accomplished on a timely or cost-effective basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition, generally there are no warranties, assurances of title, performance, or non-infringement, or controls on the origin of the software provided for the open-source software. There is typically no support available for open-source software, and no guarantee of periodic updates to address security risks or continued development and maintenance.

Our future growth depends in part on our ability to form new and maintain existing strategic partnerships with third party solution providers and continued performance of such solution providers under the terms of our strategic partnerships with them.

As part of our growth strategy for the Company and, in particular, its enterprise solution offering, we establish and maintain strategic partnerships with large and established third party solution providers to employers, such as companies specializing in enterprise application software, human resources, payroll, talent, time management, tax and benefits administration. Our strategic partnerships include among other things, integration of our platform with those of our strategic partners, joint marketing and commercial alignment, including joint events, and sales of our services by our partners’ representatives. We may be unable to renew or replace our agreements with such strategic partners as and when they expire on comparable terms, or at all. Moreover, the parties with which we have strategic relationships may fail to devote the resources necessary to expand our reach and increase our distribution. In addition, our agreements with our strategic partners generally do not contain any covenants that would limit competing arrangements. Some of our strategic partners offer, or could in the future offer, competing products and services or have similar strategic relationships with our competitors, and may choose to favor our competitors’ solutions over ours. If we are unsuccessful in establishing or maintaining our relationships with third parties, our growth prospects could be impaired, and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these strategic relationships with third parties, they may not result in the growth of our client base or increased revenue.

We rely in part on certain software that we license from related and third parties as part of our service offerings, and if we were to lose the ability to use such software our business and operating results would be materially and adversely affected.

We license certain candidate matching software from Genesys, which was recently rebranded “Opptly,” video screening technology from MyInterview, AI-candidate matching software from Censia, as well as other popular, commercially available third party recruiting, communications, and marketing related software systems, such as LinkedIn and Hubspot, much of which is integral to our systems and our business. The license agreement, which was included as part of the asset purchase agreement with Genesys dated March 31, 2019, which transferred the clients, but not the technology of Genesys to the Company, governing the use by us of the Genesys software is perpetual and renewed monthly, which may be terminated by either party with 15 days written notice prior to the closing of the current term which expires May 31, 2021 or at any time upon a breach by either party. The license agreement governing the use by us of the Censia platform is perpetual, but may be terminated by either party with 180 days of notice. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results would be materially and adversely affected.

Because we rely on a small number of customers for a substantial portion of our revenue, the loss of any of these customers would have a material adverse effect on our operating results and cash flows.

We derive our revenue from a limited number of customers. As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19%, for a total of 51%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

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

Third parties may claim that certain aspects of our platform, content, and brand infringe on their intellectual property rights. Any claims or litigation, regardless of merit, could cause us to incur significant legal expenses and, if successfully asserted, could require us to pay substantial damages or make ongoing royalty payments, prevent us from offering certain aspects of our platform, comply with other terms that may be unfavorable to us, or require us to stop using technology that contains the allegedly infringing intellectual property.

Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims typically involve large legal fees, and the time and resources necessary to resolve them could divert our management’s attention and adversely affect our business and operating results. Although the Company takes steps to ensure the validity and security of purchased assets, the purchase of assets or businesses may give rise to claims of intellectual property infringement.

We may become subject to marketing use, image, defamation, or representation claims and challenges by third parties.

The Company expects to increase its use of image- and video-based recruiting technology solutions, which function by the recording and capture of images and videos of individuals. The Company stores and communicates these images and video to third parties, including the employers that desire to hire individuals as contractors and employees. In providing the transmission of user-generated content, which includes but is not limited to images and video, the Company exposes itself to certain litigation risks, including but not limited to the right-to-use, defamation, marketing-use, representation, and other claims by both employers and individuals.

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

We have recently experienced significant growth following the Company’s acquisition and merger of Genesys. More recently, the number of recruiters on our platform increased from approximately 10,000 recruiters in July 2019 to over approximately 28,000 recruiters in January 2021 and currently stands at over 28,290 recruiters in March, 2021. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If recruiters on our Platform were classified as employees instead of independent contractors, our business would be materially and adversely affected.

The Company believes that the recruiters who engage with us on our platform are independent contractors, due to a number of factors, including our inability to control these recruiters, and the Company’s Terms of Use with our users reflect that understanding. However, if the independent contractor status of recruiters is challenged, we may not be successful in defending against such challenges in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving lawsuits relating to the independent contractor status of recruiters could be material to our business. In September 2019, California enacted a new employee classification law that codified the 2018 decision by the state’s Supreme Court classifying independent contractors as employees unless they satisfy the following requirements: (i) are free from the control and direction of the entity relating to the performance of the work; (ii) perform work outside the usual course of the hiring entity’s business; and (iii) are customarily engaged in an independently established trade, occupation, or business. We cannot be certain if this ruling in California will impact us.

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

Approximately 52% of the recruiters on our platform are located in jurisdictions outside the United States, which exposes us to risks related to operating abroad.

Even though we currently have a limited physical presence outside of the United States, recruiters on our platform are located in approximately 162 countries (aside from the US) around the world, the most prevalent being those recruiters who reside in India, Malaysia, England, and Canada, which subjects us to the risks and uncertainties associated with doing business internationally. Additionally, users on our platform include recruiters from some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Because our platform is generally accessible by users worldwide, one or more jurisdictions may claim that we or recruiters on our platform are required to comply with the laws of such jurisdictions. Laws outside of the United States regulating the Internet, payments, escrow, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with foreign laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

●	Risks inherent in conducting business with an international user base include, but are not limited to: being deemed to conduct business or have operations in jurisdictions where we have users and being subject to their laws and regulatory requirements;

●	new or changed regulatory requirements;

●	varying worker classification standards and regulations;

●	organizing or similar activity by local unions, works councils, or similar labor organizations;

●	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

●	costs of localizing services, including adding the ability for clients to pay in local currencies;

●	lack of acceptance of localized services;

●	difficulties in and costs of staffing, managing, and operating international operations or support functions;

●	taxation;

●	weaker intellectual property protection;

●	economic weakness or currency-related challenges or crises;

●	the burden of complying with a wide variety of laws that may be deemed to apply to us, including those relating to labor and employment matters (including but not limited to requirements with respect to work councils or similar labor organizations), consumer and data protection, privacy, network security, encryption, data residency, and taxes, as well as securing expertise in local law and related practices;

●	our ability to adapt to sales practices and client requirements in different cultures;

●	fluctuations in foreign currency exchange rates;

●	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

●	corporate or state-sponsored espionage or cyberterrorism;

●	macroeconomic conditions in certain foreign jurisdictions; and

●	political instability and security risks in countries where we have users.

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

We rely on banks and card processors to provide clearing, processing, and settlement functions for the funding of all transactions on our platform. We also rely on a network of disbursement partners to disburse funds to recruiters on our platform, including our banking partners and payment solution providers such as PayPal. We also rely on Amazon.com to send gift cards.

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

Alternatively, we may be forced to cease doing business with our payment processors if card association operating rules, certification requirements and laws, regulations, or rules governing electronic funds transfers to which we are subject change or are interpreted to make it more difficult or impossible for us to comply. If we are unable to maintain our current relationships with payment partners on favorable terms, or if we are unable to enter into new agreements with payment partners, our business may be material and adversely affected.

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

We depend on the continued services of our key personnel, including Evan Sohn, our Chief Executive Officer and Chairman, Miles Jennings, our President and Chief Operating Officer, Rick Roberts, the President of Recruiting Solutions, and Judy Krandel, our Chief Financial Officer. The Company has entered into either employment agreements or consulting agreements with Evan Sohn, Miles Jennings and Judy Krandel, and Rick Roberts. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

If there are adverse changes in domestic and global economic conditions, it may negatively impact our business.

Our business depends on the continued demand for labor and on the economic health of current and prospective clients that use our platform and services. Any significant weakening of the economy in the United States or globally, more limited availability of credit, a reduction in business confidence and activity, economic uncertainty, financial turmoil affecting the banking system or financial markets, a more limited market for independent professional service providers or information technology services, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential clients to curtail spending on hiring and may ultimately result in new regulatory and cost challenges to our operations. The COVID-19 pandemic has had a negative effect on the global economic condition as well as the U.S. staffing industry. These adverse conditions could result in reductions in revenue, longer sales cycles, slower adoption of new technologies and increased competition, which could in turn materially and adversely affect our business, financial condition, and operating results.

The regulatory framework for privacy and data protection is complex and evolving, and changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations, could adversely affect our business.

During our day-to-day business operations we receive, collect, store, process, transfer, and use personal information and other user data. As the result, we are subject to numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection both in the United States and abroad is, and is likely to remain for the foreseeable future, uncertain and complex, is changing, and the interpretation and enforcement of the rules and regulations that form part of this regulatory framework may be inconsistent among jurisdictions, or conflict with other laws and regulations. Such laws and regulations as they apply to us may be interpreted and enforced in a manner that we do not currently anticipate. Any significant change in the applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of user data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our platform and our products and services, in a manner that could materially affect our business.

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

If we sustain an impairment in the carrying value of long-lived assets and goodwill, it will negatively affect our operating results.

As the result of our purchase of certain assets of Genesys in March 2019, we have a significant amount of long-lived intangible assets and goodwill on our consolidated balance sheet. Under the Generally Accepted Accounting Principles in the U.S. (“GAAP”), long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in the Company’s stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. If we record impairment charges related to our goodwill and long-lived assets, our operating results would likely be materially and adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

As of December 31, 2019, management determined that here were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. Specifically, we restated our Form 10-Q filings for the three months ended June 30, 2019 and March 31, 2019 to switch $484,090 from net revenue to gross revenue. This change had an effect on total revenue and cost of goods sold but not on cash flow. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified at least two material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements and, as of that date, (2) we lacked sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2020.

In May 2020, our Board appointed Judy Krandel as our Chief Financial Officer. We have worked to establish all the checks and balances needed for all financial areas of our business. We hired a consultant in mid-2020 to establish best practices and help us document and implement these. This consultant is a CPA and has a significant background in running the accounting and budgeting process for public companies. We began adopting these best practices in the fourth quarter.

Deborah Leff was approved by the Board as an independent director. She joined the Board on October 1, 2020. The Board approved Robert Heath as an independent director in December 2020 and he will join the board in the first half of 2021. We now have a board with a majority of independent directors. As such, as of the date of this filing, management has determined that the concern regarding material weaknesses regarding lack of independent directors in the Company’s internal controls over financial reporting has been sufficiently addressed.

Risks Relating to Our Common Stock

As a result of our recent financings and acquisitions we have issued a substantial number of additional shares of Common Stock, which dilutes present stockholders and have issued dilutive instruments which may dilute present stockholders.

During the period from March 2019 through January 2021, we engaged in a series of private placement transactions issuing to several accredited investors shares of convertible preferred stock, convertible debentures and warrants to purchase Common Stock. We have also issued convertible preferred stock in connection with the Merger and Asset Purchase. See “Part I – Item 1. Business – March 31, 2019 Acquisitions” for further details. As of the date of this Annual Report, there were approximately 25 million shares of Common Stock issuable upon conversion of our outstanding convertible preferred stock, convertible debentures and exercise of warrants (including warrants issued to the placement agent in our private placement transactions). In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the preferred stock held by the investors, we will be required to reduce the conversion prices of our preferred stock held by the investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

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

If we fail to meet the continued eligibility requirements of the OTCQB, our Common Stock may be unable to remain traded on the OTCQB market of the OTC Markets Group.

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

If our stockholders convert preferred stock or convertible debentures or exercise warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted Common Stock may be publicly sold pursuant to Rule 144 under the Securities Act six months after issuance of convertible securities.

Because we may issue preferred stock without the approval of our stockholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, the Board may authorize, without a vote of our stockholders, an issuance of one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our Common Stock. This could make it more difficult for shareholders to sell their Common Stock. This could also cause the market price of our Common Stock shares to drop significantly, even if our business is performing well.

A small group of stockholders controls our Company, which could limit your ability to influence the outcome of key transactions, including changes of control.

A small group of stockholders, including our management, controls approximately 40% of our outstanding voting power and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

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

Our corporate headquarters are located in Houston, Texas, where we occupy facilities totaling approximately 5,480 square feet under a lease that expires in November 2022. See “Part III – Item 13. Certain Relationships and Related Transactions” for further information. We do not currently have other leased offices.

Apart from disruptions caused by COVID-19, three of our senior executives, our Chief Executive Officer, our Executive Chairman and our Chief Financial Officer work remotely while a fourth key executive, our Chief Technology Officer is an employee of a third-party service company based in Mauritius. Our Chief Technology Officer devotes substantially all of his time to his duties for the Company. The President of Recruiting Solutions works from our Houston office.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQB under the symbol “RCRT.” The Common Stock’s prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions.

Holders

As of February 18, 2021, there were approximately 425 registered holders of record of our Common Stock, nine holders of record of our Series D Convertible Preferred Stock, approximately 12 holders of record of our Series E Convertible Preferred Stock, and approximately twelve holders of record of our Series F Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

Dividends

To date, we have not paid cash dividends on our Common Stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Nevada Revised Statutes, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and, subject to a valuation by the Board of the present value of the Company’s assets, do not have surplus.

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

Overview

Recruiter.com Group, Inc. (“Recruiter.com,” “we.” “the Company,” “us”) is an on-demand recruiting platform aimed to disrupt the $120 billion recruiting and staffing industry. Recruiter.com combines an online hiring platform with the world’s largest network of over 28,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and AI job-matching technology.

Our website, www.Recruiter.com, provides access to over 28,000 recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting services and technology. We leverage our expert network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations and healthcare specializations.

Our mission is to grow our most collaborative and connective global platform to connect recruiters and employers and become the preferred solution for hiring specialized talent.

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through our Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19. We partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

●	Marketplace Solutions: Our “Marketing Solutions” allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketplace Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human Resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace Solutions.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and net margin revenue share.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to meet the demands of the greater recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. As a result of COVID-19, the Company took steps to streamline certain expenses, including temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in Q2 2020 due to COVID-19 to inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring, which we expect to occur in 2021. Ultimately, the recovery may be delayed, and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey, which surveys recruiters’ sentiment on the job market and demand for recruiting services.

2020 Business Update

Our focus during 2020 comprised many areas to help improve our organizational structure, financial position, and corporate governance. Additionally, we continued investing and partnering to expand our service offerings and client and candidate reach. We also supplemented our internal efforts with a focus on acquisitions to help add scale, management talent and technology. All the while, we shared our progress with media outreach and a focused investor relations effort.

Key Highlights include:

Corporate Organization

●	Achieved 27,752 recruiters on the Platform as of December 31, 2020;

●	Continued build-out and enhancement of our executive team with the hiring of Evan Sohn, Chairman of the Board, as CEO and Judy Krandel as CFO, while effectively transitioning Miles Jennings to COO;

●	Expanded the Board of Directors with the appointment of Deborah Leff, former Global leader and Industry CTO of Data Science and AI for IBM;

●	Held a special meeting of shareholders and enacted the reincorporation of the Company’s domicile to Nevada from Delaware and increased the authorized shares from 31,250,000 to 250,000,000.

Additionally, effective May 28, 2020, we entered into Securities Purchase Agreements with several accredited investors and sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures, and (ii) 1,845,703 common stock purchase warrants, which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 369,141 common stock purchase warrants exercisable at $2.00 per share. The Debentures mature on May 28, 2021, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $77,040 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $2.00 per share, subject to certain adjustments.

Investment and Expansion of Offerings

●	Integrated advanced artificial intelligence (AI) powered candidate sourcing technology to create what we believe is the first platform in the world to offer recruiters access to both jobs and AI-matched candidates;

●	Announced the launch of Recruiter.com’s Job Market Platform on the SAP App Center, the digital marketplace for SAP partner offerings;

●	Launched Recruiters on Demand solution, offering clients the flexible hiring of recruiters to augment hiring efforts and secured notable clients;

●	Launched a new on-demand Video Screening Platform that offers rapid recording and scalable management of candidate video resumes;

●	Competed a significant upgrade to our software platform to improve our design, infrastructure and usability while integrating video and artificial intelligence technology and virtual teams of on-demand recruiter;

●	Integrated the Recruiter.com Job Market Platform with the ADP digital marketplace

●	Achieved a first milestone of growing a large client account to placing approximately 100 people on-site;

Partnerships/Acquisitions

Since December 31, 2019, we entered into the following partnerships or made the following acquisitions:

●	Entered into a binding letter of intent to acquire OneWire, Inc., a leading SaaS-based recruiting and software platform focused on the financial services sector;

●	Formed a strategic partnership with Beeline, a global leader in software solutions for managing the extended workforce, to bring to market a unique, diversity-focused network of recruiters to Beeline customers;

●	Formed a partnership with DVBE Connect, an award winning, disabled veteran-owned recruiting and staffing company, to build a curated on-demand team of veteran recruiters;

●	Delivered innovative recruiting solutions for the healthcare industry by partnering with hospitals and leading healthcare recruiting companies to work to fill many registered nursing positions.

Media

●	Throughout 2020, appeared on CNBC on multiple occasions to discuss results of the Recruiter Index, Recruiter.com’s proprietary survey of recruiter sentiment on the job market and hiring and recruiting demand. Most recently, Evan Sohn appeared on CNBC on February 7, 2021 to discuss the conditions of the job market.

●	Engaged in effective public relations campaigns, which included multiple appearances in cable news television broadcasts, including Bloomberg.

Results of Operations.

Revenue

Our revenue for the year ended December 31, 2020 was $8,502,892 compared to $5,997,987 for the prior year representing an increase of $2,504,905 or 41.8%. This increase resulted primarily from the acquisition in March 2019 of certain assets and business from Genesys, now housed within the Company’s Recruiting Solutions division. The Company’s Consulting and Staffing businesses also began to show sequential growth from the third to the fourth quarter as we benefitted from efforts to grow existing relationships as well as build new customers in the health care, and mortgage finance industries. We also had an increase in our Recruiters on Demand business due to beginning work with new customers, some of which we acquired through the hiring of a key employee, on July 1, 2020 and others we developed internally. We also experienced growth in our Career Solutions business through a sales channel partner, as general job market conditions were favorable for the product. Offsetting our growth was a decline in marketing revenue as we continued to shift internal resources to focus on our core on-demand recruiting and recruiting technology business. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 was $6,138,363, which included related party costs of $1,363,905, compared to $4,448,202 in the prior year which included related party costs of $2,082,367. Cost of revenue was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division).

Our gross profit for 2020 was $2,364,529 which produced a gross profit of 27.8%. In 2019 our gross profit was $1,549,785 which produced a gross profit margin of 25.8%. The increase in the gross profit margin from 2019 to 2020 reflects in part the shift in the mix in sales for the year as our Permanent Placement, Recruiters on Demand and Career Services revenue, which have higher gross margins than our Consulting and Staffing revenue, represented a larger percentage of our total revenue. Additionally, we experienced a higher gross margin in our Consulting and Staffing business year over year as we focused on growing business with clients that yielded higher gross margins and retained more business as the employer of record which yields higher gross margins.

Operating Expenses

We had total operating expenses of $9,102,792 for the year ended December 31, 2020 compared to $12,053,967 for the year ended December 31, 2019. The decrease was primarily due to a $3 million non-cash impairment expense in 2019 related to the March 2019 Asset Purchase. Declines in sales and marketing and general and administrative expense were offset by increases in product development expense and the amortization of intangibles.

Sales and Marketing

Our sales and marketing expense for the year ended December 31, 2020 was $82,904 compared to $119,597 for the prior year, which reflected more conservative spending given COVID-19 and the uncertain financial and political environment.

Product Development

Our product development expense for the year ended December 31, 2020 increased to $299,512 from $203,400 for the prior year. This increase is attributable to the continued investment in our product offerings. The product development expense in 2020 included approximately $235,444 paid to Recruiter.com Mauritius, a related party. In 2019, product development expense included $181,400 paid to Recruiter.com Mauritius.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2020, we incurred a non-cash amortization charge of $686,691 related to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division, and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business. For 2019 we incurred an amortization charge of $477,518. We began to record amortization expense for the Genesys asset acquisition starting in the fourth quarter of 2019 when the purchase allocation was finalized. Following our annual goodwill impairment test as of December 31, 2019, we recorded a non-cash goodwill impairment charge of approximately $3,000,000, primarily due to the market capitalization of the Company’s Common Stock. We also recorded approximately $113,000 of software impairment in 2019.

General and Administrative

General and administrative expense include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2020, our general and administrative expenses were $8,033,685 including $3,212,772 of non-cash stock-based compensation. In 2019, our general and administrative expense was $8,140,432, including $4,643,127 of non-cash stock-based compensation. The increase in general and administrative expense excluding stock-based compensation was due in part to expenses related to a full year of business in 2020 versus a partial year in 2019 due to the merger in March 2019. Additionally, we had an increase in salaries, software, insurance, filing and investor relations fees building our infrastructure to support future growth of our business.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2020 consisted of net expense of $10,298,574 compared to net expense of $1,339,331 in 2019. The primary reason for the increase of $8,959,243 is due to non-cash charges of $3,340,554 from an initial derivative expense and $2,642,175 from a change in derivative value due to anti-dilution adjustments. Additionally, we had a non-cash charge of $2,658,261 due to a change in the fair value of derivative liability from our outstanding warrants issued in 2019. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. We also had interest expense of $2,022,113 which is primarily related to note discount amortization and note debt cost amortization from our convertible note financing completed in May and June of 2020. We did recognize income of $376,177 from the forgiveness of Payroll Protection Program debt.

Net loss

In 2020, we incurred a net loss of $17,036,837 compared to $11,843,513 in 2019. After taking into account the accrued preferred stock dividends, we incurred a net loss attributable to shareholders of $17,036,837 in 2020 compared to $11,953,207 in 2019.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
Net loss	$(17,036,837)	$(11,843,513)
Interest expense and finance cost, net	2,022,113	2,344,486 [1]
Depreciation & amortization	687,845	478,191
EBITDA (loss)	(14,326,879)	(9,020,836)
Bad debt expense	12,000	23,500
Forgiveness of debt income	(376,177)	-
Impairment expense	-	3,113,020
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Loss (gain) on change in fair value of derivative	2,658,261	(1,138,604)
Stock-based compensation	3,212,772	4,643,127
Adjusted EBITDA (Loss)	$(2,837,294)	$(2,379,793)

[1]	$2,238,314 of penalties from covenant breaches are included as part of interest expense and finance cost in 2019.

Liquidity and Capital Resources

For the year ended December 31, 2020, net cash used in operating activities was $2,526,155, compared to net cash used in operating activities of $1,390,858 for 2019. The increase in cash used in operating activities was attributable to a full year of operations and the growth and investments in our business following the March 31, 2019 Asset Purchase offset by non-cash charges.

For 2020, cash used in investing activities was $32,991 principally due to cash paid to acquire customer contracts, compared to $80,739 of cash provided by investing activities in 2019. The principal driver in 2019 were the sale of marketable securities and proceeds from an asset sale.

In 2020, net cash provided by financing activities was $2,352,800. The principal factor was $2,476,000 from the sale of convertible notes offset by repayments of other debt. In 2019, net cash provided by financing activities was $1,602,219. The principal factors were $979,997 from the sale of preferred stock, a $500,000 refundable deposit on the purchase of preferred stock and $424,510 generated by the sale of future receivables, offset by a $215,000 repayment of preferred stock deposit and $105,034 in repayment of notes.

Based on cash on hand as of March 4, 2021 of approximately $1,063,000, the Company does not have the capital resources to meet its working capital needs for the next 12 months.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2020, the Company recorded a net loss of $17,036,837. The Company has not yet established an ongoing source of revenue that is sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Financing Arrangements

Merchant Receivables Purchase and Security Agreements

The Company and its subsidiaries are parties to a Merchant Receivables Purchase and Security Agreement, dated December 6, 2019 (the “First Receivables Purchase Agreement”), with Change Capital Holdings I, LLC (“Change Capital”) and a Merchant Receivables Purchase and Security Agreement, dated December 16, 2019, with Change Capital (the “Second Receivables Purchase Agreement” and together with the First Receivables Purchase Agreement, the “Receivables Purchase Agreements”). Pursuant to the Receivables Purchase Agreements, Change Capital has agreed to advance a total of $450,000 in cash (the “Purchase Price”) and the Company and its subsidiaries agreed to pay Change Capital in equal weekly installments over the course of 52 weeks an amount of approximately $567,000 (the “Specified Amount”), which amount includes the fees payable by the Company under the Receivables Purchase Agreements. As long as no default has occurred under the Receivables Purchase Agreements, the Company has the right to pay the remaining balance of the Specified Amount to Change Capital prior to the due date at a total cost of 3% of the Purchase Price per month. Pursuant to the Receivables Purchase Agreements, the Company and the subsidiaries party to the Receivables Purchase Agreements also granted to Change Capital a security interest in all their assets now owned or acquired in the future. In May 2020, the Receivables Purchase Agreements were amended to limit the outstanding principal amount to $408,777 payable as two payments of $5,452 weekly, plus any default fees, late fees, legal fees and expenses and any other costs or expenses incurred in enforcing Change Capital’s rights under the Receivables Purchase Agreements. The Receivables Purchase Agreements contain covenants which limit the Company’s ability to enter into any secured financing agreements without the prior written consent of Change Capital. The transactions pursuant to the Receivables Purchase Agreements have been accounted for as “Sale of Future Revenues.” As of December 31, 2020, our outstanding balance with Change Capital was $10,904. As of January 8, 2021 the outstanding balance was $0 and there are no other payments or fees owed under the Receivables Purchase Agreements. The Company does not anticipate receiving any additional advances under the Receivables Purchase Agreements.

Agreement with Qwil PBC

A wholly-owned subsidiary of the Company was also a party to a receivables financing agreement with Qwil PBC, entered into in January 2020, that provided advances against the collection of accounts receivable. Advances made under the agreement were generally repayable in 45 days from the date of the advance and carried interest at 1.5% per month. In April 2020, Qwil informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. In May 2020, the Company negotiated a more favorable repayment plan with Qwil PBC, which consisted of payments of approximately $7,903 bi-weekly through August 14, 2020 and a weekly payment of $7,903 from August 21, 2020 through September 18, 2020, without additional interest. As of December 31, 2020, our outstanding balance with Qwil PBC was $0.

The advances received pursuant to the arrangements with Change Capital and Qwil were carried as liabilities on our balance sheet and the accounts receivable remained on our books until collected.

Term Loans

We have outstanding balances of $77,040 and $103,800 pursuant to two term loans as of December 31, 2020 and December 31, 2019, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6 month deferral period for payments. We have applied for forgiveness for all loans. As of December 31, 2020 $373,795 of loans have been forgiven and the balance of $24,750 was forgiven subsequently. We have classified the remaining balance of $24,750 as long term at December 31, 2020. We recorded forgiveness of debt income of $376,177 for the $373,795 of principal and $2,382 of related accrued interest forgiven in 2020.

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

On January 5, 2021, Recruiter.com Group, Inc. (the “Company”) entered into a Securities Purchase Agreement, effective January 5, 2021 (the “Purchase Agreement”), with two accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $562,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 351,562 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $500,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $50,000 (10% of the gross proceeds) and fees related to the offering of the Debentures of approximately $40,000. The Company also agreed to issue to the placement agent, as additional compensation, 70,313 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”). Joseph Gunnar& Co. LLC acted as placement agent for the offering of the Debentures.

On January 20, 2021, Recruiter.com Group, Inc. (the “Company”) entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with eighteen accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $2,236,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,397,813 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. Joseph Gunnar & Co. LLC (“Gunner”) acted as placement agent for the offering of the Debentures. The Company received a total of $1,988,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including Gunner’s commission of $191,270 (10% of the gross proceeds minus $7,500 paid to Gunner’s counsel) and additional fees related to the offering of the Debentures of approximately $50,500. The Company also agreed to issue to Gunner, as additional compensation, 279,563 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”).

The Debentures mature on January 5th and January 20th, 2022 respectively, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Common Stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition the Debentures rank pari-passu with, and amounts owing thereunder shall be paid concurrently with, payments owing pursuant to and in connection with that certain offering by the Company of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and June 2020 in the aggregate principal amount of $2,953,125. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from January 5th and January 20th, 2021 respectively at an exercise price of $2.00 per share, subject to certain adjustments.

The Company’s obligations under the Purchase Agreement and the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated January 5th and January 20th, 2021 respectively (the “Security Agreement”) by and among the Company, its wholly-owned subsidiaries, and the Purchasers, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

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

Pursuant to the Purchase Agreement, the Purchasers have certain participation rights in future equity offerings by the Company or any of its subsidiaries after the closing, subject to customary exceptions. The Debentures and the Warrants also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants and the conversion or exercise price in case of future dilutive offerings.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of assets acquired in an asset acquisition and the estimated useful life of assets acquired, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

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

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19. We partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

●	Marketplace Solutions: Our “Marketplace Solutions” allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketing Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace Solutions.

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

Marketplace Solutions revenues are recognized either on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services.

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives related to the warrants issued with the sale of our preferred stock in 2020 and 2019 and the warrants issued with the sale of convertible notes in 2020 and subsequently in January 2021. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees, directors and others based on their fair values and recognizes such awards as compensation expense over the vesting period for employees or service period for non-employees using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent we grant additional stock options or other stock-based awards.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s beliefs with respect to the impact of the COVID-19 pandemic, the expected launch of the AI-sourced candidate matching on the Recruiter.com Platform, the anticipated benefits to our clients from the recruitment services that we provide, our plans with respect to continued growth of our network of recruiters and methods of growing such network, expansion of existing client relationships, growing our client base through strategic partnerships, investment in new products and features to help recruiters on the Recruiter.com Platform grow their business, investment of future development of our technology, development of tailored features and functionalities to customize client experience, potential future acquisitions, our beliefs regarding the possibility of emerging future direct competitors, expected future expenditures on marketing efforts, our expectation regarding the timing and expected effect of the Company’s changing its state of incorporation from Delaware to Nevada, the expected future characterization of the small and independent recruiters on the Recruiter.com Platform as independent contractors, expected future increase in competition, expected future fluctuations in our stock price, our beliefs with respect to the adequacy of our facilities and our ability to accommodate any future expansion, our plans with respect to payment of dividends, our expectations for the recovery of the recruitment industry in 2021, the timing of the software rollout resulting from integration with Censia, our expected decrease in future revenues and increase in the net loss, future capital-raising activity, expected forgiveness of the loans received under the Paycheck Protection Program, and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)       Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting as identified below.

(b)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2020, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements. Accordingly, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2020.

The Company anticipates that, prior to December 31, 2021, it will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

We have worked to establish all the checks and balances needed for all financial areas of our business. We hired a consultant in mid-2020 to establish best practices and help us document and implement these. This consultant is a CPA and has a significant background in running the accounting and budgeting process for public companies. We began adopting these best practices during the fourth quarter of 2020.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Name	Age	Position(s)
Executive Officers
Evan Sohn	53	Executive Chairman and Chief Executive Officer
Judy Krandel	55	Chief Financial Officer
Miles Jennings	43	Chief Operating Officer and Director
Ashley Saddul	51	Chief Technology Officer
Rick Roberts	60	President of Recruiting Solutions
Non-Employee Directors
Deborah Leff	55	Director
Timothy O’Rourke	54	Director
Douglas Roth	52	Director
Wallace D. Ruiz	69	Director

Executive Officers

Evan Sohn – Mr. Sohn has served as our Chief Executive Officer since July 1, 2020 and our Chairman since April 2019. He served as Vice President of Sales at Veea Inc., a company offering a platform-as-a-service (PaaS) platform for computing, mobile payment, point of sale, and retail solutions, from April 2018 until June 2020 Prior to joining Veea Inc., from September 2015 to April 2018, Mr. Sohn served as the Vice President of Sales at Poynt Inc., a company developing and marketing Poynt, a platform for next generation payments. Prior to that, from April 2012 to September 2015, Mr. Sohn was the Vice President of Sales at VeriFone, Inc., a company designing, marketing, and servicing electronic payment systems. Mr. Sohn is also the co-founder and Vice President of the Sohn Conference Foundation, a non-for-profit dedicated to the treatment and cure of pediatric cancer and related childhood diseases. He is a graduate of the NYU Stern School of Business with a degree in computer information systems and management.

Miles Jennings – Mr. Jennings has served as the Company’s Chief Operating Officer and President since July 1, 2020. Prior to that, Mr. Jennings founded the Company and served as the Chief Executive Officer of Recruiter.com, Inc. from 2015 until October 2017, and then as Chief Executive Officer of Truli Technologies, Inc. and its subsidiary, VocaWorks, Inc., from then until March 31, 2019, when Truli Technologies merged with Recruiter.com, Inc. Mr. Jennings served as Chief Executive Officer of the merged company, Recruiter.com Group, Inc. through July 1, 2020, when he moved into the role of President and Chief Operating Officer. Mr. Jennings currently serves on Recruiter.com’s Board. Mr. Jennings has worked in the recruiting and online recruiting industry since 2003 at employers including Modis, an Adecco division, and Indeed.com. He is a graduate of Trinity College in Hartford, CT with a degree in Philosophy.

Judy Krandel, CFA - Ms. Krandel has served as the Company’s Chief Financial Officer since June 25, 2020. From November 2016 until December 2019, she served as Chief Financial Officer, and then Senior Business Development Consultant for PeerStream, Inc. From March 2012 until November 2016, Ms. Krandel was the Portfolio Manager for Juniper Investment Company, a small-cap hedge fund. Ms. Krandel spent the earlier part of her career as an equity analyst and portfolio manager focusing on small-cap public equities. She currently also sits on the board of directors of Lincoln First Bancorp, and served on the board of directors of Snap Interactive and Cynergistek in the digital media and healthcare cybersecurity industries. She is a graduate of the Wharton School of Business of the University of Pennsylvania with a degree in finance and the Booth School of Business of the University of Chicago with an MBA in finance and accounting.

Rick Roberts – Mr. Roberts has served as the President of Recruiting Solutions, a subsidiary of the Company, since April 2019. Mr. Roberts is also the founder of Genesys, an artificial intelligence sourcing platform focusing on building proactive talent clouds for enterprise customers, where he served as President from May 2016 through March 2019. Prior to that from September 2010 until May 2016, Mr. Roberts was the President of Genuent, LLC, a staffing company focused on niche, high margin segments. He received a master’s degree in Business and Education from Texas Tech University.

Ashley Saddul – Mr. Saddul has served as our Chief Technology Officer since April 2019. Prior to his appointment, Mr. Saddul had served as the Chief Technology Officer of Recruiter.com, since August 2010. He is a graduate of Murdoch University with a degree in computer science and mathematics.

Non-Employee Directors

Timothy O’Rourke – Mr. O’Rourke has served on the Board since March 31, 2019. Mr. O’Rourke was designated by Genesys pursuant to the terms of the Asset Purchase. Mr. O’Rourke has served as the Managing Director of Icon Information Consultants, LP (“Icon”), a provider of human capital solutions, consulting, payroll and professional services, and a shareholder of Genesys, since February 2001. Mr. O’Rourke brings to the Board his experience and expertise in HR and recruitment solutions for employers. He is a graduate of the University of Houston with a degree in electrical engineering.

Douglas Roth – Mr. Roth has served on the Board since February 2018. Mr. Roth has been a Director and Investment Manager at Connecticut Innovations, Inc. since 2011 and is responsible for sourcing new investment opportunities, serving on the boards of portfolio companies, and supporting their growth and success. Mr. Roth was selected for appointment to the Board for his experience serving on the board of technology companies and the skills he gained from previously advising companies regarding product development and launch. He is a graduate of Boston University with an undergraduate degree in economics and mathematics as well as a master’s degree in electrical engineering. He also has an MBA in Entrepreneurial and Strategic Management from the Wharton School of the University of Pennsylvania.

Wallace D. Ruiz – Mr. Ruiz was appointed to the Board on May 24, 2018. Mr. Ruiz has served as the Chief Financial Officer of Inuvo, Inc. (NYSE: INUV), an advertising technology company based in Little Rock, AR since June 2010. Mr. Ruiz was selected for appointment to the Board for his experience with public companies as well as his accounting skills. Mr. Ruiz is a Certified Public Accountant in the State of New York. He is a graduate of St. John’s University with a degree in computer science and Columbia University with a MBA in finance and accounting.

Deborah S. Leff - Ms. Leff was appointed to the Board on August 31, 2020. Ms. Leff has served as a Global Leader at IBM since October 2012 and most recently held the position of Global Industry CTO for Data Science and AI. Ms. Leff was selected for appointment to the Board for her experience with successfully implementing Artificial Intelligence and Machine Learning projects to drive strategic outcomes. Ms. Leff has worked with Senior Leaders of Fortune 1000 companies to gain critical insights from data to drive customer experience and optimize business operations. In addition, Ms. Leff has built and run global sales teams and brings experience and expertise in Sales Management and Sales Execution. Ms. Leff is also the Founder of Girls Who Solve, a STEM education program for high school girls that focuses on how Data Science and technology can be used to solve a range of challenges in both for-profit and nonprofit organizations.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has affirmatively determined that each of Leff, Roth, and Ruiz, current members of our Board, meets the independence requirements under the Listing Rules of The Nasdaq Stock Market. LLC (the “Nasdaq Listing Rules”).

Board Committees

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee (the “Nominating Committee”).

The following table identifies the independent and non-independent current Board and committee members:

Name	Audit	Compensation	Nominating	Independent
Evan Sohn
Miles Jennings
Deborah Leff	X	X	X	X
Timothy O’Rourke
Douglas Roth	X	X	Chairman	X
Wallace D. Ruiz	Chairman	Chairman	X	X

Board and Committee Meetings

During the year ended December 31, 2020, the Board had four meetings, the Audit Committee had four meetings, the Compensation Committee had no meetings, and the Nominating Committee had no meetings.

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

Beginning in April 2019, following the completion of the Merger and the appointment of Mr. Evan Sohn as our Executive Chairman, we separated the offices of Chief Executive Officer and Chairman of the Board. In July 2020, Mr. Sohn was appointed as Chief Executive Officer and retained his position as Chairman of the Board. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of the Company. Mr. Miles Jennings, our Chief Operating Officer, focuses on allocation of resources, our recruiting business and the Platform and products, while facilitating strategic communication and high-quality investor relations.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing to Recruiter.com Group, Inc. at 100 Waugh Dr. Suite 300, Houston, Texas 77007, Attention: Corporate Secretary.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file initial reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock failed to comply with Section 16(a) filing requirements, except that one Form 4 for Mr. Miles Jennings, our Chief Operating Officer, reporting his acquisition of shares of Series E Preferred Stock as consideration in the Merger and one Form 4 for Mr. Ashley Saddul, our Chief Technology Officer, reporting a grant of stock options were not timely filed due in each case to an administrative error.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the years ended December 31, 2020 and December 31, 2019 for our Chief Executive Officer (principal executive officer) serving during the year ended December 31, 2020 and the two other most highly compensated executive officers serving at December 31, 2020 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Miles Jennings	2020	171,231	(2)	-	-	-		18,416	(3)	189,647
Chief Operating	2019	158,356		-	73,892	9,375	(2)	14,072	(3)	255,695
Officer (4)

Evan Sohn	2020	175,090		1,662,000	-	-		10,329	(3)	1,847,419
Chief Executive Officer (5)	2019	95,000		2,858,999	2,423,101	-		-		5,377,100

Judy Krandel	2020	43,350		-	1,143,209	-		-		1,186,559
Chief Financial Officer (9)	2019	-		-	-	-		-		-

Rick Roberts	2020	201,539		-	-	25,000	(2)	18,688	(3)	245,227
President of Subsidiary (6)	2019	151,539		-	55,419	-		16,271	(3)	223,229

Ashley Saddul	2020	235,444	(8)	-	-	-		-		235,444
Chief Technology Officer (7)	2019	196,400	(8)	-	36,946	9,375	(2)	-		242,721

(1)	The amounts in this column represent the fair value of each award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. Does not reflect the actual economic value realized by the Named Executive Officer. The assumptions used in calculating the grant date fair value of stock awards and option awards may be found in Note 1 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	For Mr. Jennings and Mr. Saddul, this represents the amount earned upon achievement in 2019 of the network growth performance objective of 20,000 recruiters under the executive cash incentive program approved by the Board in December 2019. For Mr. Roberts, this represents the amount earned upon achievement in 2020 for meeting certain operational and customer growth milestones. See “Executive Incentive Program—Performance Bonuses”.

(3)	Represents the cost of health insurance not generally available on a non-discriminatory basis to all employees.

(4)	Mr. Jennings has served as our Chief Executive Officer since October 31, 2017 through June 18, 2020. Mr. Jennings became Chief Operating Officer on June 18, 2020. Mr. Jennings salary was $79,539 for the period January 1, 2020 to June 18, 2020 and was $91,692 thereafter.

(5)	Mr. Sohn has served as our Executive Chairman since March 31, 2019 through June 18, 2020. Mr. Sohn became Chief Executive Officer on June 18, 2020. Mr. Sohn’s salary was $68,167 through June 18, 2020 and $106,923 thereafter. Mr. Sohn’s stock award was granted upon his appointment to Chief Executive Officer.

(6)	Mr. Roberts has served as the President of Recruiting Solutions since March 31, 2019.

(7)	Mr. Saddul has served as the Company’s Chief Technology Officer since April 2019.

(8)

Includes $235,444 and $181,400 paid to Recruiter.com (Mauritius) Ltd. For the years 2020 and 2019, respectively, of which Mr. Saddul is an employee. See “Named Executive Officer Employment and Consulting Agreements – Software Development and Maintenance Agreement” for more information. For 2020, out of $235,444 paid to Recruiter.com (Mauritius) Ltd., Mr. Saddul received approximately $148,617 (the equivalent of MUR 2,923,631 based on the exchange rate as of December 31, 2020 of MUR 39.35 per one Dollar plus $74.319). For 2019, out of $181,400 paid to Recruiter.com (Mauritius) Ltd., Mr. Saddul received approximately $93,725 (the equivalent of MUR 3,406,820 based on the exchange rate as of December 31, 2019 of MUR 36.349 per one Dollar).

(9)	Ms. Krandel has served as the Company’s Chief Financial Officer since June 2020.

Named Executive Officer Employment Agreements

Jennings Agreement

We entered into an employment agreement with Miles Jennings, our former Chief Executive Officer and current Chief Operating Officer, effective October 31, 2017 (the “Jennings Agreement”). The Jennings Agreement provides that he will serve as the Chief Executive Officer of the Company for a period of one year, subject to an automatic renewal for successive one-year terms unless prior notice of non-renewal is given by either party. Effective December 1, 2019, the Jennings Agreement was amended to increase Mr. Jennings’ annual base salary from $150,000 to $200,000.

Under the Jennings Agreement, Mr. Jennings is entitled to severance in case of termination of employment. The termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 (the “Code”) and the rules and regulations thereunder.

In the event of termination by the Company without “cause” or resignation for “good reason,” Mr. Jennings is entitled to receive three months’ base salary, will have six months from the date of termination to exercise his outstanding stock options and continued benefits for 12 months.

In case of termination or change in title upon a change of control event, Mr. Jennings is entitled to receive six months’ base salary, immediate vesting of unvested equity awards, which he will have the right to exercise within six months from the date of termination, and continued benefits for 12 months.

“Change of Control” is defined in the Jennings Agreement the same way it is defined under Section 409A of the Code. Generally, “good reason” is defined as a material diminution in Mr. Jennings’ authority, duties or responsibilities due to no fault of his own (unless he has agreed to such diminution); or (ii) any other action or inaction that constitutes a material breach by the Company under the Jennings Agreement; or (iii) generally a relocation of the principal place of employment to a location outside of New York metropolitan area.

Under the terms of his Jennings Agreement, Mr. Jennings is subject to non-competition and non-solicitation covenants during the term of his employment and during one year following termination of employment with the Company. The Jennings Agreement also contains customary confidentiality and non-disparagement covenants.

Sohn Agreement

On June 18, 2020, the Board appointed Mr. Evan Sohn as the Chief Executive Officer of the Company, effective immediately. Mr. Sohn will also continue to serve as the Chairman of our Board. In connection with his appointment, on June 19, 2020 the Company entered into a one-year employment agreement (the “Sohn Agreement”) with Mr. Sohn. Pursuant to the Sohn Agreement, Mr. Sohn will be paid an annual base salary of $200,000 and is entitled to earn a bonus of up to $200,000, $150,000 of which is based on the Company meeting the following milestones: (i) $50,000 upon the listing of the Common Stock on the Nasdaq Capital Market or NYSE American, or any successor thereof (the “Uplisting”); (ii) $50,000 upon a financing resulting in gross proceeds of at least $5,000,000; and (iii) $50,000 upon the Company first achieving profitability on a quarterly basis during the term of the Employment Agreement. The remaining $50,000 of Mr. Sohn’s bonus under the Sohn Agreement will be subject to the determination of the Board in its discretion.

In connection with his appointment, the Board approved a grant to Mr. Sohn pursuant to the Sohn Agreement of 554,000 restricted stock units (the “RSUs”), subject to and issuable upon the Uplisting. The RSUs will vest in equal quarterly installments over a two-year period from the date of the Uplisting, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date. The RSUs will be issued under the 2017 Plan.

Krandel Consulting Agreement

In connection with her appointment, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Ms. Krandel, effective June 1, 2020. The initial term of the Consulting Agreement is six months, subject to a 12-month extension in the Company’s discretion. Pursuant to the Agreement, as compensation for her services Ms. Krandel will receive a fixed fee of $5,000 per month. The Company also issued to Ms. Krandel on the effective date of her appointment, five-year non-qualified options to purchase 26,087 shares of the Company’s common stock at an exercise price per share at least equal to the closing price of the Company’s common stock on OTCQB as of the trading day immediately preceding the effective date of her appointment (the “Initial Term Options”). The Initial Term Options vest in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to Ms. Krandel serving as the Chief Financial Officer of the Company on each applicable vesting date. The Initial Term Options will vest in full upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market. The Company also agreed to issue to Ms. Krandel five-year non-qualified options to purchase 431,251 shares of the Company’s common stock at an exercise price per share at least equal to the closing price of the Company’s common stock on OTCQB as of the trading day immediately preceding the effective date of her appointment (the “Uplist Options”). The Uplist Options will vest over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to Ms. Krandel serving as the Chief Financial Officer of the Company on each applicable vesting date. The Initial Term Options and the Uplist Options are to be issued under the Company’s 2017 Equity Incentive Plan.

The Krandel Consulting Agreement was amended on January 7, 2021. The Consulting Agreement was extended for another 6 months from December 1, 2020 until May 31, 2021 unless sooner terminated as a result of the uplist to a national exchange such as Nasdaq or NYSE. The monthly compensation was increased to $13,350, the additional monthly compensation of $8,350 will be accrued and paid upon a successful uplist.

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

Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. We paid Recruiter.com Mauritius $235,444 in fees from January 1 through December 31, 2020 and $181,400 for 2019. As of December 31, 2020, we did not owe Recruiter.com Mauritius any fees.

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

The Compensation Committee has approved the performance objectives for our executive officers for the 2019 and 2020 performance periods. Pursuant to the terms of the Cash Incentive Program, (i) Mr. Jennings is eligible to receive up to $37,500 for the 2019 Performance Period and up to $50,000 for the 2020 Performance Period if the Company reaches certain capital raising, revenue and network growth milestones; (ii) Mr. Sohn is eligible to receive up to $37,500 for the 2019 Performance Period and up to $50,000 for the 2020 Performance Period if the Company reaches certain capital raising milestones; (iii) Mr. Scherne is eligible to receive for each Performance Period up to $25,000 if the Company meets certain financial reporting and audit milestones; (iv) Mr. Saddul is eligible to receive up to $37,500 for the 2019 Performance Period and up to up to $50,000 for the 2020 Performance Period if the Company meets certain operational, network growth, and technological milestones; and (v) Mr. Roberts is eligible to receive up to $112,500 for the 2019 Performance Period and up to $150,000 for the 2020 Performance Period if the Company meets certain revenue, operational and customer growth milestones. The Company has met the network growth objective for the 2019 Performance Period, which entitled each of Miles Jennings and Ashley Saddul to receive a cash award of $9,375. In 2020, the Company met financial reporting and audit milestones and Mr. Scherne earned a bonus of $25,000. Mr. Roberts hit certain levels of his milestones and earned a bonus of $25,000.

Discretionary Equity Awards

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our NSOs, under the 2017 Plan.

On May 14, 2020, the Compensation Committee approved the following grants to Judy Krandel. 26,087 stock options to purchase shares of Common Stock, of the Company, at an exercise price of $2.50. One-sixth of the stock options were vested upon grant and the balance vested in equal installments over the next 5 months. Judy Krandel also received a grant of 431,251 stock options which vest over a 2 year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the NASDAQ Capital Market, subject to the Consultant serving as the Chief Financial Officer of the Company on each applicable vesting date. The stock options were granted under the Company’s 2017 Equity Incentive Plan.

On June 17, 2020, the Compensation Committee approved a grant of 554,000 Restricted Stock Units to Evan Sohn subject to and issuable upon the listing of the Company’s common stock on the NYSE American or the NASDAQ Capital Market. The RSUs vest over a 2 year period from the date of the Uplisting in equal quarterly installments on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without cause (as defined in the employment agreement).

Outstanding Equity Awards at December 31, 2020

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2020:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)

Miles Jennings	6,250	2		6.40	2/11/2023	-		-
	34,048	17,024	(1)	1.45	12/23/2022	-		-

Evan Sohn	43,423	-		3.52	2/4/2024	554,000	(6)	1,828,200	(7)
	451,170	-		6.40	5/14/2024	-		-
	25,536	12,768	(2)	1.45	12/23/2022	-		-

Rick Roberts	25,536	12,768	(3)	1.45	12/23/2022	-		-
Ashley Saddul	17,024	8,512	(4)	1.45	12/23/2022	-		-

Judy Krandel	26,087	-		2.50	5/14/2025	-		-
	-	431,251	(5)	2.50		-		-

(1)	The remainder vests in December 23, 2021.

(2)	The remainder vests in December 23, 2021.

(3)	The remainder vests in December 23, 2021.

(4)	The remainder vests in December 23, 2021.

(5)	Will be issued upon the effective date of her appointment as the Chief Financial Officer of the Company, and will vest over a two-year period in equal quarterly installments.

(6)	Will be issued upon the listing of the Company’s common stock on the NASDAQ Capital Market or NYSE, American, or other successor of the foregoing, and vest over a two-year period from the date of the Uplisting in equal quarterly installments.

(7)	Based on $3.30 per share, the closing price of the Company’s Common Stock as of December 31, 2020.

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

On August 28, 2020, the Compensation Committee approved an annual retainer in the amount of $20,000 cash and a grant of three-year stock options to Deborah Leff to purchase 50,000 shares of our Common Stock at an exercise price of $2.00 per share for serving on the Board. The options shall vest in equal quarterly amounts beginning on the Effective Date and ending on the third anniversary of the Effective Date. On December 21, 2020, the Compensation Committee approved a grant of three-year stock options to Robert Heath to purchase 50,000 shares of our Common Stock at an exercise price of $2.50. Mr. Heath has not yet started his term as a Director. On December 23, 2019, the Compensation Committee approved a grant to each of Timothy O’Rourke, Douglas Roth, and Wallace D. Ruiz, our non-employee directors, of three-year stock options to purchase 47,668 shares of our Common Stock at an exercise price of $1.45 per share for serving on the Board. One-third of the stock options were vested upon grant and the balance vest in equal annual installments on December 23, 2020 and December 23, 2021, subject to continued service as members of the Board on each applicable vesting date. The stock options were granted under the Company’s 2017 Equity Incentive Plan.

For the year ended 2020, our non-employee directors were compensated as follows:

Name (1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Deborah Leff (3)	2020	5,000	79,990	-	84,990

Timothy O’Rourke (4)	2020	20,000	-	-	20,000

Douglas Roth (5)	2020	20,000	-	-	20,000

Wallace D. Ruiz (6)	2020	20,000	-	-	20,000

(1)	Because our employees do not receive additional compensation for their service on the Board, Messrs. Sohn and Jennings are omitted from this table. Compensation of Messrs. Sohn and Jennings is fully reflected in the Summary Compensation Table.

(2)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board for the year ended December 31, 2020, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

The table below sets forth the unexercised stock options held by each of our non-employee directors outstanding as of December 31, 2020:

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2020

Deborah Leff	50,000
Timothy O’Rourke	47,668
Douglas Roth	60,168
Wallace D. Ruiz	60,168

(3)	Ms. Leff has served as a director since October 1, 2020.

(4)	Mr. O’Rourke has served as a director since March 31, 2019.

(5)	Mr. Roth has served as a director since May 24, 2018.

(6)	Mr. Ruiz has served as a director since May 24, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 4, 2021.

●	each of our directors and executive officers; and

●	each person known to us to beneficially own more than 5% of our common stock on an as-converted basis.

The calculations in the table below are based on 6,916,362 common shares issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security. These shares, however, are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Recruiter.com Group, Inc., 100 Waugh Dr. Suite 300, Houston, Texas,77007.

Title of Class (1)	Beneficial Owner	Amount of Beneficial Ownership	Percent Beneficially Owned
Named Executive Officers:
Common Stock	Miles Jennings (2)	736,755	9.99%
Common Stock	Evan Sohn (3)	1,025,674	15.30%
Common Stock	Rick Roberts (4)	246,249	3.97%
Common Stock	Ashley Saddul (5)	349,990	4.99%
Common Stock	Judy Krandel (6)	26,087	0.42%
Directors:
Common Stock	Deborah Leff (7)	18,750	* %
Common Stock	Tim O’Rourke (8)	721,130	9.99%
Common Stock	Douglas Roth (9)	28,390	*
Common Stock	Wallace Ruiz (10)	28,390	*
	Officers and Directors as a group (9 persons) (11)	3,174,195	39.88%
5% Stockholders: (12)
Common Stock	Icon Information Consultants, LP (13)	721,350	9.99%
Common Stock	Cavalry Fund I L.P. (14)	768,000	9.99%
Common Stock	L1 Capital Global Opportunities Master Fund (15)	768,000	9.99%
Common Stock	Joe Abrams (16)	753,980	9.99%
Common Stock	Michael Woloshin (17)	444,765	7.20%

*	Less than 1%.

(1)	Does not include information regarding the holders of more than 5% of shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock as separate classes. The holders of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock vote together with the holders of Common Stock on all matters on an as converted basis, subject to the 4.99% or 9.99% beneficial ownership limitation, as applicable.

(2)	Miles Jennings is the Chief Operating Officer of the Company. Includes (i) 415,000 shares of our Common Stock issuable upon conversion of Series E Preferred Stock beneficially owned by Mr. Jennings, subject to the 9.99% beneficial ownership limitation, and (ii) 40,298 shares issuable upon exercise of stock options that are vested or vesting within 60 days from February 15, 2021. Because of this beneficial ownership limitation, the table does not include any additional language upon conversion of his Series E Preferred Stock.

(3)	Mr. Sohn is the Executive Chairman and Chief Executive Officer. Includes 520,129 shares of our Common Stock issuable upon exercise of vested stock options.

(4)

Mr. Roberts is the President of Recruiting Solutions. Includes (i) 83,050 shares of our Common Stock owned by The Roberts Living Trust, of which Mr. Roberts is a trustee, and (ii) 25,536 shares of our Common Stock issuable upon exercise of vested stock options.

(5)	Mr. Saddul is the Chief Technology Officer. Includes (i) 80,000 shares of our Common Stock issuable upon conversion of Series E Preferred Stock beneficially owned by Mr. Saddul, subject to the 4.99% beneficial ownership limitation, and (ii) 17,024 shares issuable upon exercise of stock options that are vested or vesting within 60 days from February 15, 2021. Because of this beneficial ownership limitation, the table does not include any additional language upon conversion of his Series E Preferred Stock.

(6)	Ms. Krandel is the Chief Financial Officer. Includes 26,087 shares of our Common Stock issuable upon exercise of vested stock options.
(7)	Represents vested stock options.
(8)	Includes (i) 416,350 shares of our Common Stock and (ii) 273,000 shares of our Common Stock issuable upon conversion of Series F Preferred Stock beneficially owned by Icon Information Consultants, LP, of which Mr. O’Rourke is the Managing Director, and (ii) 31,780 shares of our Common Stock issuable upon exercise of vested stock options. Mr. O’Rourke disclaims beneficial ownership of the shares beneficially owned by Icon Information Consultants, LP, except to the extent of his pecuniary interest therein.

(9)	Represents vested stock options.

(10)	Represents vested stock options.

(11)	Includes (i) 754,000 shares of our Common Stock issuable upon conversion of Series E Preferred Stock and Series F Preferred Stock, and (ii) 743,164 shares of Common Stock issuable upon exercise of stock options that have vested or are vesting within 60 days from February 15, 2021.

(12)	To our knowledge, except as noted in the table above, no person or entity is the beneficial owner of more than 5% of the voting power of our capital stock.

(13)	Includes 305,000 shares of Common Stock issuable upon conversion of Series F Preferred Stock. Address is 100 Waugh Drive, Suite 300, Houston, Texas 77007. Tim O’Rourke, Managing Director, has the sole voting and investment power with respect to these shares.

(14)	Includes 762,000 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Address is 61 Kinderkamack Road, Woodcliff Lake, NJ 07677. Thomas Walsh, the Manager of Cavalry Fund I Management LLC, the General Partner of Cavalry Fund I L.P. has the sole voting and investment power with respect to these shares.

(15)	Includes 762,000 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Address is 135 East 57th Street, New York, NY 10022. David Feldman, Director of the L1 Capital Global Opportunities Master Fund, has the sole voting and investment power with respect to these shares.

(16)	Includes (i) 124,295 shares of Common Stock beneficially owned by Mr. Abrams as the trustee of the Joseph W and Patricia G Abrams Family Trust, (ii) 628,000 shares of Common Stock issuable upon conversion of Series E Preferred Stock, and (iii) 1,685 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Abrams controls together with Mr. Woloshin. Address is 131 Laurel Grove Ave., Kentfield, CA 94904. Mr. Abrams has the sole voting and investment power with respect to the shares discussed in (i) and (ii) of this footnote and shared voting and investment power with respect to the shares discussed in (iii) of this footnote.

(17)	Includes (i) 1,685 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Woloshin controls together with Mr. Abrams, and (ii) 1,407 shares of Common Stock owned by Caesar Capital Group LLC, with respect to which Mr. Woloshin has the shared voting and dispositive power with respect to the shares discussed in (i) of this footnote, and the sole voting and dispositive power with respect to the shares discussed in (ii) of this footnote. Address is 1858 Pleasantville Road Suite 110, Briarcliff Manor NY 10510.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Equity Compensation Plan (1)	-	-	6,385
2017 Equity Incentive Plan (2)	1,196,165	2.21	1,207,335
Equity compensation plans not approved by security holders
Total	1,196,165	2.21	1,207,335

(1)	The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 6,385 shares of Common Stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of December 31, 2020, no awards are outstanding under the 2014 Plan and the Company does not expect to grant any awards under the 2014 Plan in the future.

(2)	In October 2017, our Board authorized the 2017 Equity Incentive Plan (the “2017 Plan”) covering 475,000 shares of Common Stock. In December 2019, the number of shares authorized under the 2017 Plan was increased to 1,098,959 shares. In June 2020, the number of shares authorized under the 2017 Plan was increased to 2,770,000. In December 2020, the plan was increased again to 3,270,000. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by the Board. Incentive stock options, non-qualified options, awards of restricted common stock, stock appreciation rights, and restricted stock units may be granted under the 2017 Plan. Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $1.60 per share. The term of each plan option and the manner in which it may be exercised is determined by the Board, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. As of December 31, 2020, 1,196,165 options were outstanding under the 2017 Plan. In addition, 554,000 RSUs and 312,500 common shares have been issued under the 2017 plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since July 1, 2017 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Director Agreement with Leff

We entered into a Director Agreement with Deborah Leff as a director of the Company. The terms of the appointment of Leff were finalized on September 7, 2020 with her effective start date on Octonber 1, 2020. In consideration of Ms. Leff’s agreement to join the Board, Ms. Leff shall receive an annual cash stipend of $20,000, payable in equal quarterly installments of $5,000. In addition, Ms. Leff shall receive a grant of 50,000 Stock Options, with an exercise price of $2.00, and which shall vest in equal amounts over a period of three years from the Effective Date, as shall be determined by the Board, subject to her continued service on the Board through such vesting date. Upon the occurrence of a Change in Control (as defined in the Company’s 2017 Equity Incentive Plan), any un-vested options shall vest immediately, provided Ms. Leff serves on the Board as of the date of such Change in Control. The Stock Options will be issued under the Company’s 2017 Equity Incentive Plan (the “Plan”).

Merger with Recruiter.com, Inc.

In March 2019, we and Truli Acquisition Co., Inc., our wholly-owned subsidiary (the “Merger Sub”) entered into an Agreement and Plan of Merger with Pre-Merger Recruiter.com, pursuant to which the Merger Sub merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and our wholly-owned subsidiary. Miles Jennings, our Chief Executive Officer, was the principal stockholder and director of Pre-Merger Recruiter.com. As consideration in the merger, we issued a total of 775,000 shares of Series E with a value of approximately $417,000 to the stockholders of the Pre-Merger Recruiter.com, including Mr. Jennings. We appointed Evan Sohn as a special consultant to oversee the Merger and interface with the independent directors of the Company because of a conflict of interest due to Mr. Jennings’ control of Pre-Merger Recruiter.com. See “Part I. Item 1. Business – March 31, 2019 Acquisitions” for more information. Mr. Sohn subsequently became Executive Chairman.

Cicero Investment in the March 2019 Private Placement

In April 2019, Cicero Transact Group US, Inc. (“Cicero”), an entity controlled by Michael Woloshin, a principal stockholder of the Company purchased 13,750 units, with each unit consisting of one share of Series D preferred stock and a warrant to purchase seven shares of our common stock, subject to adjustment as provided for therein, in exchange for the delivery of common stock of a second company, with a market value of $240,000. Subsequently, the Company determined that, because the Company was unable to realize the full value of the common stock of the second company, part of the 13,750 units provided to Cicero, the percent of which could not be paid for, should be returned to the Company. On January 6, 2021, 8,755 units were returned to the Company.

Back Office, Accounting and EOR Services Arrangements with Icon

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $140,642 and $208,158 for the years ended December 31, 2020 and 2019, respectively. EOR costs related to customers processed by Icon Canada was $131,546 and $194,641 for the years ended December 31, 2020 and 2019, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of December 31, 2020, the Company owes Icon $706,515 in payables and Icon Canada owes $19,143 (included in accounts receivable) to the Company. During the years ended December 31, 2020 and 2019, we charged to cost of revenue $1,232,359 and $1,887,726, respectively, related to services provided by Icon as our employer of record for a total of $3,120,085 from March 31, 2019 through December 31, 2020. During the year ended December 31, 2020, we charged to interest expense $12,276, related to finance charges on accounts payable owed to Icon.

We paid Icon (including its entity affiliates) $80,040 in fees and administrative expense for the period from March 31, 2019, the effective date of the Genesys Asset Purchase, through December 31, 2019 and $120,312 in fees and administrative expense for the year ended December 31, 2020, for a total of $200,352 in fees and administrative expense from March 31, 2019 through December 31, 2020. The fees and charges are based upon a best estimate basis rather than a formula.

We also recorded placement revenue from Icon of $31,041 during the year ended December 31, 2020, of which $21,981 is included in accounts receivable at December 31, 2020.

Icon Sublease

Effective March 31, 2019, Recruiting Solutions, our wholly-owned subsidiary, entered into a sublease agreement (the “Sublease Agreement”) with Icon, a significant stockholder. Pursuant to the Sublease Agreement, Icon agreed to sublet to us office space in Houston, Texas and Recruiting Solutions agreed to pay rent at a monthly rate of approximately $7,078 a month, subject to an immaterial annual increase. We paid Icon $111,689 in rent for the period from March 31, 2019, the effective date of the Genesys Asset Purchase, through December 31, 2019 and $150,851 in rent for the year ended December 31, 2020, for a total of $262,540 in rent through December 31, 2020. As of December 31, 2020, we have a remaining minimum lease commitment to Icon of $194,542 under the Sublease Agreement.

Genesys License Agreement

We are a party to that certain license agreement covering Genesys’s software (which was licensed but not transferred to the Company in connection with the asset purchase agreement with Genesys on March 31, 2019). An executive officer of Genesys, Tim O’Rourke, is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter user being licensed under the License Agreement, of which there have been nine. During the years ended December 31, 2020 and 2019, we charged to operating expenses $167,157 and $93,671, respectively, for services provided by Genesys. As of December 31, 2020, the Company owes Genesys $73,352 in payables.

Woloshin Consulting Agreement

We are a party to a consulting agreement with Michael Woloshin, a principal stockholder, entered into in January, 2019 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Woloshin has agreed to act as the Company’s non-exclusive consultant with respect to introducing potential acquisition and partnership targets, and we have agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $54,000 and $238,500 during the years ended December 31, 2020 and 2019, respectively. At December 30, 2020, $104,500 of the Genesys finder’s fee and $18,000 of monthly fee expense is included in accrued compensation. In April 2019, Michael Woloshin forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital of the Company.

Recruiter.com Mauritius

We use a related party firm of the Company, for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Payments to this firm were $235,444 and $181,400 for the years ended December 31, 2020 and 2019, respectively.

Cicero Marketing Partnership Agreement

We are a party to a marketing partnership agreement (the “Marketing Agreement”), entered into in September 2018, between pre-Merger Recruiter.com and Cicero Consulting Group LLC, an entity controlled by Michael Woloshin, a principal stockholder. The Marketing Agreement provides for payment by us of a fee for the use of a certain database for marketing purposes in the amount of 10% of gross revenue generated through the use of the database. The Marketing Agreement also provides for a fee payable to us in the amount of 10% of the revenue generated by Cicero using our social media groups for marketing. We did not incur any fees to Cicero for 2020 or 2019 under the Marketing Agreement and did not earn any fees for 2020 or 2019 from Cicero under the Marketing Agreement.

Cicero Investment in the March 2019 Private Placement

In April 2019, Cicero Transact Group US, Inc. (“Cicero”), an entity controlled by Michael Woloshin, purchased 13,750 units, with each unit consisting of one share of Series D preferred stock and a warrant to purchase seven shares of our common stock, subject to adjustment as provided for therein, in exchange for the delivery of common stock of a second company, with a market value of $240,000. Subsequently, the Company determined that, because the Company was unable to realize the full value of the common stock of the second company, part of the 13,750 units provided to Cicero, the percent of which could not be paid for, should be returned to the Company. On January 6, 2021, 8,755 units were returned to the Company.

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

See Note 13 to our consolidated financial statements included in this Annual Report for further information on these related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal year ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit fees (1)	$107,800	$106,400
Audit related fees (2)	16,300	41,300
Tax fees	-	-
All other fees	-	-
Total	$124,100	$147,700

(1)	Audit fees relate to the audit of the Company’s annual consolidated financial statements and the review of the Company’s interim quarterly consolidated financial statements.

(2)	Audit related fees mainly related to costs incurred in connection with the acquisition audit of Genesys in 2019 and audit related consulting related to a registration statement in 2020.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada				Filed
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series D Convertible Preferred Stock	10-Q	6/25/20	3.1(b)
3.1(c)	Certificate of Designation of Series E Convertible Preferred Stoc	10-Q	6/25/20	3.1(c)
3.1(d)	Certificate of Designation of Series F Convertible Preferred Stock	10-Q	6/25/20	3.1(d)
3.1(e)	Certificate of Designation of Series B Redeemable Convertible Preferred Stock	10-Q	6/25/20	3.1(e)
3.2	Bylaws, as amended	10-Q	6/25/20	3.2

4.1	Form of Note	8-K	12/3/18	10.1
4.2	Form of Note	10-Q	2/14/19	10.3
4.3	Form of Warrant	10-Q	2/14/19	10.4
4.4	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
4.5	Form of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures issued May 28, 2020 by the Company to the Purchasers	10-Q	8/13/20	4.1
4.6	Form of Common Stock Purchase Warrant issued May 28, 2020 by the Company to the Purchasers	10-Q	8/13/20	4.2
4.7	Form of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures issued by the Company on January 5 and 20, 2021				Filed
4.8	Form of Warrant issued by the Company on January 5 and 20, 2021				Filed
10.1	2017 Equity Incentive Plan*	10-K	6/29/18	10.11
10.2	Employment Agreement, dated October 30, 2017, between Truli Media Group, Inc. and Miles Jennings*	8-K	10/31/17	10.3
10.3	Technology Services Agreement, dated January 17, 2020, by and between Recruiter.com Group, Inc. and Recruiter.com (Mauritius) Ltd.	8-K	1/23/20	10.1
10.4	Consulting Agreement by and between the Company and Judy Krandel, dated April 30, 2020*	8-K	5/20/20	10.1
10.5	Form of Securities Purchase Agreement entered into by and between the Company and the Purchasers on May 28, 2020	10-Q	8/13/20	10.1
10.6	Form of Security Agreement entered into by and between the Company and the Purchasers on May 28, 2020+	10-Q	8/13/20	10.2
10.7	Letter Agreement between Truli Technologies, Inc. and Evan Sohn re Appointment as Executive Chairman*	10-K	5/8/20	10.8
10.8	Employment Agreement, dated June 19, 2020, between the Company and Evan Sohn*	8-K	06/22/20	10.1
10.9	Employment Agreement between the Company and Chad MacRae, dated July 1, 2020.	10-Q	8/13/20	10.3
10.10	Director Agreement, dated August 28, 2020, by and between the Company and Deborah Leff*	8-K	01/20/21	10.1
10.11	Amendment 1 to Director Agreement, dated January 13, 2021, by and between the Company and Deborah Leff*	8-K	01/21/21	10.1
10.12	Form of Securities Purchase Agreement entered into by and between the Company and purchasers on January 5 and 20, 2021+				Filed
10.13	Form of Security Agreement entered into by and between the Company and purchasers on January 5 and 20, 2021+				Filed
21.1	Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2021	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Evan Sohn	Executive Chairman & Chief Executive Officer (Principal Executive Officer)	March 9, 2021
Evan Sohn

/s/ Judy Krandel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Judy Krandel

/s/ Miles Jennings	Chief Operating Officer and Director	March 9, 2021
Miles Jennings

/s/ Deborah Leff	Director	March 9, 2021
Deborah Leff

/s/ Douglas Roth	Director	March 9, 2021
Douglas Roth

/s/ Timothy O’Rourke	Director	March 9, 2021
Timothy O’Rourke

/s/ Wallace D. Ruiz	Director	March 9, 2021
Wallace D. Ruiz

RECRUITER.COM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Recruiter.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recruiter.com Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit at December 31, 2020, will require additional financing to continue operations in 2021 and has had historical net losses and net cash used in operating activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in footnote 1 “Goodwill” and in footnote 4, to the consolidated financial statements, the Company’s consolidated Goodwill balance was $3,517,315 at December 31, 2020. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the goodwill impairment charge, or both.

We identified the goodwill impairment assessment as a critical audit matter. Auditing management’s judgments regarding forecasts of future revenues and operating margins and the discount rate to be applied involved a high degree of subjectivity

The primary procedures we performed to address this critical audit matter included (a) evaluating the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and other supporting contracts or information, (b) assessing the reasonableness of the discount rate by evaluating each component, (c) evaluating if the valuation method used by management was appropriate and (d) recomputing the valuation amount and the goodwill impairment computation. We agreed with management’s assessment that there was no impairment of goodwill in fiscal year 2020.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

March 8, 2021

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Recruiter.com Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets

Current assets:
Cash	$99,906	$306,252
Accounts receivable, net of allowance for doubtful accounts of $33,000 and $21,000, respectively	942,842	860,075
Accounts receivable - related parties	41,124	4,340
Prepaid expenses and other current assets	167,045	98,503
Investments - available for sale marketable securities	1,424	44,766

Total current assets	1,252,341	1,313,936

Property and equipment, net of accumulated depreciation of $1,828 and $673, respectively	1,635	2,790
Right of use asset - related party	140,642	214,020
Intangible assets, net	795,864	1,432,554
Goodwill	3,517,315	3,517,315

Total assets	$5,707,797	$6,480,615

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$616,421	$621,389
Accounts payable - related parties	779,928	825,791
Accrued expenses	423,237	2,276,444
Accrued expenses - related party	8,000	-
Accrued compensation	617,067	127,713
Accrued compensation – related party	122,500	148,500
Accrued interest	60,404	985
Liability on sale of future revenues, net of discount of $2,719 and $135,641, respectively	8,185	404,101
Deferred payroll taxes	159,032	-
Other liabilities	14,493	-
Loans payable - current portion	28,249	25,934
Convertible notes payable, net of unamortized discount and costs of $1,205,699 and $0, respectively	1,905,826	-
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	11,537,997	612,042
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	51,537	145,474

Total current liabilities	16,691,254	5,546,751

Lease liability - long term portion - related party	67,264	140,642
Loans payable - long term portion	73,541	77,866

Total liabilities	16,832,059	5,765,259

Commitments and contingencies (Note 12)	-	-

Stockholders’ (Deficit) Equity:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 527,795 and 454,546 shares issued and outstanding as of December 31, 2020 and 2019, respectively	54	46
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 and 734,986 shares issued and outstanding as of December 31, 2020 and 2019, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 64,382 and 139,768 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	14
Common stock, $0.0001 par value; 250,000,000 shares authorized; 5,504,008 and 3,619,658 shares issued and outstanding as of December 31, 2020 and 2019, respectively	550	362
Additional paid-in capital	23,400,078	18,203,048
Accumulated deficit	(34,525,025)	(17,488,188)
Total stockholders’ (deficit) equity	(11,124,262)	715,356

Total liabilities and stockholders’ (deficit) equity	$5,707,797	$6,480,615

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenue (including related party revenue of $171,683 and $194,641, respectively)	$8,502,892	$5,997,987
Cost of revenue (including related party costs of $1,363,905 and $2,082,367, respectively)	6,138,363	4,448,202

Gross profit	2,364,529	1,549,785

Operating expenses:
Sales and marketing	82,904	119,597
Product development	299,512	203,400
Amortization of intangibles	686,691	477,518
Impairment expense	-	3,113,020
General and administrative (including share based compensation expense of $3,212,772 and $4,643,127, respectively, and related party expenses of $438,320 and $285,400, respectively)	8,033,685	8,140,432

Total operating expenses	9,102,792	12,053,967

Loss from operations	(6,738,263)	(10,504,182)

Other income (expenses):
Interest expense (including related party interest expense of $12,276 and $0, respectively)	(2,022,113)	(2,344,486)
Initial derivative expense	(3,340,554)	-
Change in derivative value due to anti-dilution adjustments	(2,642,175)	-
Change in fair value of derivative liability	(2,658,261)	1,138,604
Gain on forgiveness of debt	376,177	-
Grant income	10,768	-
Gain on sale of asset	-	27,000
Net recognized loss on marketable securities	(22,416)	(160,449)
Total other income (expenses)	(10,298,574)	(1,339,331)

Loss before income taxes	(17,036,837)	(11,843,513)
Provision for income taxes	-	-
Net loss	(17,036,837)	(11,843,513)
Net loss attributable to the noncontrolling interest	-	(30,716)
Net loss attributable to the controlling interest before preferred stock dividends	(17,036,837)	(11,812,797)
Preferred stock dividend	-	(140,410)
Net loss attributable to Recruiter.com Group, Inc. shareholders	$(17,036,837)	$(11,953,207)

Net loss per common share – basic and diluted	$(3.50)	$(8.36)

Weighted average common shares – basic and diluted	4,873,657	1,429,737

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years ended December 31, 2020 and 2019

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Additional Paid in	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance as of December 31, 2018	-	$-	775,000	$78	-	$-	-	$-	$679,259	$(5,675,391)	$1,581,585	$(3,414,469)
Recapitalization	389,036	39	-	-	-	-	1,747,879	175	3,889,219	-	(1,591,221)	2,298,212
Stock based compensation	-	-	-	-	-	-	-	-	3,803,922	-	86,705	3,890,627
Adjustment of redemption value of preferred stock	-	-	-	-	-	-	-	-	-	-	23,852	23,852
Beneficial conversion feature of preferred stock dividends	-	-	-	-	-	-	-	-	-	-	70,205	70,205
Preferred stock deemed dividend	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(70,205)	(70,205)
Series F Preferred stock issued for assets	-	-	-	-	200,000	20	-	-	8,599,980	-	-	8,600,000
Sale of Series D Preferred stock units, net of offering costs	75,350	7	-	-	-	-	-	-	1,334,990	-	-	1,334,997
Notes and accrued interest cancelled pursuant to merger	-	-	-	-	-	-	-	-	706,501	-	-	706,501
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(691,780)	-	-	(691,780)
Issuance of common shares upon conversion of Series D preferred stock	(9,840)	-	-	-	-	-	123,000	12	(12)	-	-	-
Issuance of common shares for deferred compensation	-	-	-	-	-	-	494,593	50	(50)	-	-	-
Accrued salary foregiven pursuant to merger	-	-	-	-	-	-			187,500	-	-	187,500
Stockholder shares transferred as compensation expense	-	-	-	-	-	-			752,500	-	-	752,500
Reclassification of warrant derivative to liabilities related to Series D unit sales	-	-	-	-	-	-	-	-	(1,058,866)	-	-	(1,058,866)
Adjustment for fractional shares	-	-	-	-	-	-	1,109	-	-	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(40,014)	(4)	-	-	500,178	50	(46)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(60,232)	(6)	752,899	75	(69)	-	-	-
Net loss year ended December 31, 2019	-	-	-	-	-	-	-	-	-	(11,812,797)	(30,716)	(11,843,513)
Balance as of December 31, 2019	454,546	46	734,986	74	139,768	14	3,619,658	362	18,203,048	(17,488,188)	-	715,356
Stock based compensation	-	-	-	-	-	-	-	-	3,058,072		-	3,058,072
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	1,929,505	-	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(34,260)	(3)	-	-	-	-	428,250	43	(40)	-	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	(4)	-	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(75,386)	(7)	942,340	94	(87)	-	-	-
Sale of Series D Preferred stock units	1,375	-	-	-	-	-	-	-	25,000	-	-	25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale	-	-	-	-	-	-	-	-	(26,465)	-	-	(26,465)
Issuance of shares for services	-	-	-	-	-	-	102,000	10	154,690	-	-	154,700
Issuance of vested shares	-	-	-	-	-	-	312,500	31	(31)	-	-	-
Issuance of common shares upon conversion of convertible notes and accrued interest	-	-	-	-	-	-	60,000	6	56,390	-	-	56,396
Net loss year ended December 31, 2020	-	-	-	-	-	-	-	-	-	(17,036,837)	-	(17,036,837)
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	5,504,008	$550	$23,400,078	$(34,525,025)	$-	$(11,124,262)

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities
Net loss	$(17,036,837)	$(11,843,513)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	687,845	478,191
Bad debt expense	12,000	23,500
Impairment expense	-	3,113,020
Gain on forgiveness of debt	(376,177)	-
Equity based compensation expense	3,212,772	4,643,127
Recognized loss on marketable securities	22,416	160,449
Gain on sale of asset	-	(27,000)
Marketable securities distributed as compensation	3,917	-
Expenses paid through financings	32,500	15,000
Loan principal paid directly through grant	(8,853)	-
Amortization of debt discount and debt costs	1,840,745	39,372
Initial derivative expense	3,340,554	-
Change in derivative value due to anti-dilution adjustments	2,642,175	-
Change in fair value of derivative liability	2,658,261	(1,138,604)
Changes in operating assets and liabilities:
Increase in accounts receivable	(94,767)	(58,804)
Increase in accounts receivable – related party	(36,784)	(4,340)
Increase in prepaid expenses and other current assets	(68,542)	(73,620)
Increase in accounts payable and accrued liabilities	626,895	2,752,033
Increase (decrease) in accounts payable and accrued liabilities – related parties	(63,863)	507,425
Increase in other liabilities	173,525	-
Increase (decrease) in deferred revenue	(93,937)	22,906
Net cash used in operating activities	(2,526,155)	(1,390,858)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	17,009	68,702
Cash paid for customer contracts	(50,000)	-
Proceeds from sale of asset	-	27,000
Cash paid for equipment	-	(3,463)
Cash paid for software development	-	(11,500)
Net cash provided (used) by investing activities	(32,991)	80,739

Cash Flows from Financing Activities
Proceeds from loans	398,545	45,005
Proceeds from convertible notes	2,476,000	-
Payments of notes	(17,907)	(105,034)
Advances on receivables	180,778	-
Repayments of advances on receivables	(180,778)	-
Proceeds from sale of future revenues	-	424,510
Repayments of sale of future revenues	(528,838)	(27,259)
Deposit on purchase of preferred stock	-	500,000
Repayment of deposit on purchase of preferred stock	-	(215,000)
Proceeds from sale of preferred stock	25,000	979,997
Net cash provided by financing activities	2,352,800	1,602,219

Net increase (decrease) in cash	(206,346)	292,100
Cash, beginning of year	306,252	14,152

Cash, end of year	$99,906	$306,252

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$235,813	$49,552
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$328,125	$-
Debt costs deducted from convertible note proceeds	$366,500	$-
Preferred stock issued for accrued penalties	$1,929,516	$-
Notes and accrued interest converted to common stock	$96,000	$-
Preferred stock issued for asset acquisition	$-	$8,600,000
Non-cash adjustments to Redeemable Preferred Stock of subsidiary	$-	$2,059,764
Notes payable and accrued interest exchanged for preferred stock	$-	$116,380
Noncontrolling interest reclassified to paid-in capital	$-	$1,591,221
Accounts payable paid through proceeds of preferred stock	$-	$100,000
Accrued compensation paid with common stock	$-	$56,250
Value of warrant issued with note	$-	$42,000
Accounts payable paid through proceeds of note	$-	$4,995
Warrant derivative liability at inception	$5,625,519	$1,750,646
Accrued compensation forgiven and credited to contributed capital	$-	$187,500
Discount attributable to liability on sale future revenues	$-	$142,491
Discount attributable to note payable	$-	$10,000
Marketable securities received as payment for Series D preferred stock	$-	$240,000
Notes and accrued interest forgiven	$-	$706,501

The accompanying footnotes are in integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in Houston, Texas. The Company has five subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”) and Recruiter.com Scouted Inc. (“Scouted”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, and New York.

Recruiter.com operates an on-demand recruiting platform we have developed to help disrupt the $120 billion recruiting and staffing industry. Recruiter.com combines an online hiring platform with the world’s largest network of over 28,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and AI job-matching technology.

Our website, www.Recruiter.com, provides access to over 28,000 recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting services and technology. Recruiter.com leverages our expert network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations and healthcare specializations.

Through our Recruiting.com Solutions division, we also provide consulting and staffing, and fulltime placement services to employers which leverages our platform and rounds out our services.

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

Asset Purchase

Effective March 31, 2019, RGI acquired certain assets and assumed certain liabilities under an asset purchase agreement, dated March 31, 2019, among RGI, Genesys Talent LLC, a Texas limited liability company (“Genesys”), and Recruiting Solutions, a wholly owned subsidiary of the Company (the “Asset Purchase”). As consideration in the Asset Purchase the Company issued a total of 200,000 shares of its Series F Preferred Stock convertible into 2,500,000 shares of the Company’s common stock. The acquired assets and liabilities include certain accounts receivable, accounts payable, deferred revenue, sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company is utilizing these assets in its employment staffing business to be operated through Recruiting Solutions. This transaction was treated as a business combination (see Note 14).

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

Effective August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the number of authorized shares of common stock was reduced to 31,250,000 shares (which we subsequently increased to 250,000,000 shares). All share and per share data have been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of available for sale securities, fair value of assets acquired in an asset acquisition and the estimated useful life of assets acquired, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in the business combination, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2020. There were no uninsured balances as of December 31, 2020 and 2019. The Company had no cash equivalents during or at the end of either year.

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

We generate revenue from the following activities:

●	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for fulltime placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through our Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●	Fulltime Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate fulltime placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “fulltime placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

●	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. Revenue earned through Recruiters on Demand is derived by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters on the Platform, as the recruiter user base of our Platform has the proper skill-set for recruiting and hiring projects. We had previously referred to this service in our revenue disaggregation disclosure in our consolidated financial statements as license and other, but on July 1, 2020, we rebranded as Recruiters on Demand.

●	Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19. We partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

●	Marketplace Solutions: Our “Marketplace Solutions”, previously referred to as Marketing Solutions, allow companies to promote their unique brands on our website, the Platform, and our other business-related content and communication. This is accomplished through various forms of online advertising, including sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. Customers who purchase our Marketplace Solutions typically specialize in B2B software and other platform companies that focus on recruitment and human resources processing. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketing Solutions.

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

Marketplace Solutions services revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services.

Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2020 or December 31, 2019.

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

For each of the years, revenues can be categorized into the following:

Years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Consulting and staffing services	$6,684,053	$4,792,607
Permanent placement fees	517,704	274,030
Recruiters on Demand	966,104	486,388
Career services	190,225	138,384
Marketing and publishing	144,806	306,578
Total revenue	$8,502,892	$5,997,987

As of December 31, 2020, and 2019, deferred revenue amounted to $59,037 and $145,474 respectively. As of December 31, 2020, deferred revenues associated with placement services are $52,466 and we expect the recognition of such services to be within the three months ended March 31, 2021. As of December 31, 2020, deferred revenues associated with Recruiters on Demand services are $6,571 and we expect the recognition of such services to be within the first three months of 2021.

Revenue from international sources was approximately 3% and 4% for the years ended December 31, 2020 and 2019, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $33,000 and $21,000 as of December 31, 2020 and 2019, respectively. Bad debt expense was $12,000 and $23,500 for the years ended December 31, 2020 and 2019, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19% for a total of 51%. As of December 31, 2019, three customers accounted for more than 10% of the accounts receivable balance, at 19%, 15% and 13%, for a total of 47%.

For the year ended December 31, 2020 three customers accounted for 10% of more of total revenue, at 30%, 20% and 11%, for a total of 61%. For the year ended December 31, 2019 two customers accounted for 10% or more of total revenue, at 32% and 17%, for a total of 49%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal shareholders is an employee of this firm but exerts control over this firm (see Note 13).

We are a party to that certain license agreement with a related party firm (see Note 13). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

We use a related party firm to provide certain employer of record services (see Note 13).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $82,904 and $119,597 for the years ended December 31, 2020 and 2019, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of December 31, 2020 and 2019 respectively:

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$1,424	$1,424	$-	$-
Warrant derivative liability (Note 11)	$11,537,997	$-	$-	$11,537,997

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$44,766	$44,766	$-	$-
Derivative liability (Note 11)	$612,042	$-	$-	$612,042

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Balance at January 1	$612,042	$-
Additions to derivative instruments	5,625,519	1,750,646
Anti-dilution adjustments to derivative instruments	2,642,175	-
(Gain) loss on change in fair value of derivative liability	2,658,261	(1,138,604)
Balance, December 31	$11,537,997	$612,042

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss on the marketable securities during the years ended December 31, 2020 and 2019 has been included in a separate line item on the statement of operations, Net Recognized Loss on Marketable Securities.

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys, including customer contracts and intellectual property, acquired on March 31, 2019 (see Note 14). Amortization expense will be recorded on the straight line basis over the estimated economic lives of three years.

Intangible assets also included internal use software development costs for the Company’s website and iPhone App. These costs were not placed in service and the Company has no plans to place these assets in service in the foreseeable future. We had fully impaired these assets at December 31, 2019 (see Note 4).

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

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur, or circumstances indicate the fair value of a reporting unit is below its carrying value.

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

Software Costs

We capitalize certain software development costs incurred in connection with developing or obtaining software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalization ceases after the software is operational; however, certain upgrades and enhancements may be capitalized if they add functionality. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use software.

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

The average noncontrolling interest percentage in RGI was 10.04% for the three months ended March 31, 2019. There was no noncontrolling interest after the March 31, 2019 recapitalization.

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

The Company has determined that the conversion features of the RGI convertible preferred stock and stock purchase warrants outstanding immediately prior to the Merger do not require bifurcation as free-standing derivative instruments, based on the adoption of ASU 2017-11 and the guidance related to down round features.

The Company has determined that the conversion features of its convertible preferred stock issued in 2019 do not require bifurcation as free-standing derivative instruments.

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives related to the warrants issued with the sale of our convertible notes in 2020 (see Notes 9 and 11) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Notes 10 and 11). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 24,273,668 and 18,817,702 were excluded from the computation of diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, because their effects would have been anti-dilutive.

	December 31,	December 31,
	2020	2019
Options	1,690,758	873,420
Stock awards	554,000	857,093
Warrants	3,653,443	470,939
Convertible notes	1,825,192	-
Convertible preferred stock	16,550,275	16,616,250
	24,273,668	18,817,702

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

NOTE 2 — GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of December 31, 2020 and used cash of approximately $2.5 million in operations in 2020; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2021 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company completed rounds of funding during 2019. Additionally, during 2020 the Company raised approximately $3 million in gross proceeds through the issuance of convertible debentures and warrants as more fully disclosed in Note 9. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect later in 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of December 31, 2020 and 2019 was $42,720 and $708,541, respectively, and accumulated unrealized losses were $41,296 and $663,775 as of December 31, 2020 and 2019, respectively. The fair market value of available for sale marketable securities was $1,424 as of December 31, 2020, based on 178,000 shares of common stock held in one entity with a per share market price of approximately $0.008.

Net recognized gains (losses) on equity investments were as follows:

	Years Ended
	December 31,
	2020	2019
Net realized gains (losses) on investment sold or assigned	$(2,543)	$(49,757)
Net unrealized gains (losses) on investments still held	(19,873)	(110,692)

Total	$(22,416)	$(160,449)

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Balance – January1	$44,766	$33,917
Additions	-	240,000
Proceeds on sales of securities	(17,009)	(68,702)
Assignment of securities as compensation	(3,917)	-
Recognized losses	(22,416)	(160,449)
Balance – December 31	$1,424	$44,766

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from the Genesys acquisition (see Note 14). The Company performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill was not impaired at December 31, 2020. We had previously recorded an impairment of $3,000,000 at December 31, 2019, primarily due to the market capitalization of the Company’s common stock.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Carrying value – January 1	$3,517,315	$-
Goodwill acquired during the year	-	6,517,315
	3,517,315	6,517,315
Impairment losses	-	(3,000,000)
Carrying value – December 31	$3,517,315	$3,517,315

Intangible Assets

Intangible assets totaling $1,910,072 as disclosed in the table below consist of the assets acquired from Genesys, including customer contracts and intellectual property, acquired on March 31, 2019 (see Note 14) which are being amortized over the three year useful life.

We also had capitalized software costs of $113,020 relating to our website and iPhone App developed for internal use. These costs were not placed in service and were not amortized, and the Company has no plans to place these assets in service in the foreseeable future. The Company capitalized $11,500 of costs in 2019. We had fully impaired these assets at December 31, 2019.

We entered into an executive employment agreement on July 1, 2020 (the “Employment Agreement”) with Chad MacRae as the Senior Vice President Recruiters on Demand. The Employment Agreement specifies that certain customer contracts, databases, and computer equipment were to be transferred to the Company in connection with the hiring of Mr. MacRae. Mr. MacRae’s compensation package includes a $50,000 signing bonus and an annual base salary of $125,000. We have attributed the $50,000 signing bonus to the cost of the contracts acquired and are amortizing that cost over the estimated six-month economic life of the contracts.

Intangible assets are summarized as follows:

	December 31, 2020	December 31, 2019
Customer contracts	$233,107	$183,107
License	1,726,965	1,726,965
	1,960,072	1,910,072
Less accumulated amortization	(1,164,208)	(477,518)
Carrying value	$795,864	$1,432,554

Amortization expense of intangible assets was $686,691 and $477,518 for the years ended December 31, 2020 and 2019, respectively, related to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business. Future amortization of intangible assets is expected to be approximately $637,000 for 2021 and $159,000 for 2022.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

During 2020 and 2019 we were party to two agreements related to the sale of future revenues. Both agreements are with the same party, have substantially the same terms, and were entered into in December 2019. We received a total of $424,510 under the agreements. Total repayments will aggregate $567,001. As a result, we recorded an initial discount of $142,491. Discounts related to the agreements will be amortized to expense over the term of the agreements. One of the agreements was paid in full as of December 31, 2020. During the years ended December 31, 2020 and 2019, we amortized $132,922 and $6,851 of discount, respectively, to interest expense. Unamortized discount is $2,718 and $135,641 at December 31, 2020 and 2019, respectively. The outstanding gross balance due before discounts pursuant to the agreements was $10,904 and $539,742 at December 31, 2020 and 2019, respectively.

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

NOTE 6 — RECEIVABLES FINANCING AGREEMENT

In January 2020 we entered into an agreement with a lender that provides advances against the collection of accounts receivable. Advances made under the agreement are generally repayable in 45 days from the date of the advance and bear interest at 1.5% per month. Advances received under the agreement aggregated $180,778. In April 2020, the lender informed the Company that it would not be able to advance additional funds pursuant to this arrangement due to the impact of the COVID-19 pandemic. We have repaid the agreement in full during 2020.

NOTE 7 — LOANS PAYABLE

Lines of Credit

At December 31, 2020 and 2019 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at December 31, 2020; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended in 2020.

Term Loans

We have outstanding balances of $77,040 and $103,800 pursuant to two term loans as of December 31, 2020 and December 31, 2019, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for a period of six months. The SBA made payments on our behalf of $10,768 during the year ended December 31, 2020, which have been recorded as grant income in the financial statements. These payments were applied $8,854 to principal and $1,914 to interest expense for the year ended December 31, 2020.

The status of these loans as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Term loans	$77,040	$103,800
Less current portion	(28,249)	(25,934)
Non-current portion (excluding PPP loan discussed below)	$48,791	$77,866

Future principal payments under the term notes are as follows:

Year Ending December 31,
2021	$28,249
2022	30,133
2023	18,658
Total minimum principal payments	$77,040

Our Chief Operating Officer, who is also a shareholder, has personally guaranteed the loans described above.

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6 month deferral period for payments. We have applied for forgiveness for all loans. As of December 31, 2020, $373,795 of loans have been forgiven and the balance of $24,750 was forgiven subsequently. We have classified the remaining balance of $24,750 as long term at December 31, 2020. We recorded forgiveness of debt income of $376,177 for the $373,795 of principal and $2,382 of related accrued interest forgiven in 2020.

NOTE 8 — NOTES PAYABLE

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

Effective March 31, 2019, the $115,000 total principal amount of the Notes, $1,379 of accrued interest and the related warrants (see Note 11 “Stock Options and Warrants” and Note 9) were exchanged for shares of the newly authorized Series D Preferred Stock of the Company. The effects of the exchange are included in the 389,036 deemed issuance of preferred shares as part of the recapitalization line item in the consolidated statement of stockholders’ equity.

Pre-Merger Recruiter.com had issued three notes totaling $250,000. Of these, two notes totaling $150,000 were held by shareholders. The notes bore interest at 25% per year and were due on January 28, 2018. These notes were not extended and were due on demand. The notes were collateralized by certain marketable securities held by Pre-Merger Recruiter.com. Effective March 31, 2019, the notes and related accrued interest totaling $383,947 were cancelled in connection with the issuance of the Series E preferred stock to the Recruiter.com shareholders and the note holders were allocated shares of the Series E Preferred Stock. This amount has been credited to paid-in capital (see Note 10).

NOTE 9 — CONVERTIBLE NOTES PAYABLE

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

During 2020, notes aggregating $91,600, plus related accrued interest of $4,400, were converted into 60,000 shares of common stock. Unamortized debt costs and debt discount of $13,647 and $25,956, respectively, were charged against the value of the common stock issued upon conversion.

We have incurred a total of $1,299,677 of debt costs related to the sale of the Debentures, including commissions, costs and fees of $366,500. We have also recorded a cost related to the fair value of the placement agent warrants of $933,177 (see Note 11). The costs are being amortized over the life of the notes. Amortization expense was $754,306 for the year ended December 31, 2020. Unamortized debt costs were $531,724 at December 31, 2020.

We have recorded a total of $1,653,448 of debt discount related to the sale of the Debentures, including original issue discount of $328,125. We have also recorded a discount related to the fair value of the warrants issued with the debt of $1,325,323 (see Note 11). The discount is being amortized over the life of the notes. Amortization expense was $953,517 for the year ended December 31, 2020. Unamortized debt discount was $673,975 at December 31, 2020.

On November 23, 2020, we issued a convertible promissory note in the amount of $250,000 to a current stockholder and noteholder, and received proceeds of $250,000. The note bears interest at 5% per year and matures on March 24, 2021. If we consummate a Qualified Offering on or before March 24, 2021 then the remaining outstanding and unpaid amount of this note will automatically be converted into shares of our common stock (or units of common stock and warrants to purchase common stock, if units are offered to the public in the Qualified Offering) at the Qualified Offering Price. “Qualified Offering” shall mean an offering of common stock (and other securities potentially) for an aggregate price of at least $5,000,000 resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing). “Qualified Offering Price” shall mean the price per share (or unit, if units are offered in the Qualified Offering) at which the Qualified Offering is made.

An Event of Default would occur if: (i) a default for five (5) days in payment of principal or interest on this Note; (ii) failure by the Borrower to comply with any material provision of this Note; (iii) the Borrower, pursuant to or within the meaning of any Bankruptcy Law (as defined herein): (A) commences a voluntary case; (B) consents to the entry of an order for relief against it in an involuntary case; (C) consents to the appointment of a Custodian (as defined herein) of it or for all or substantially all of its property; (D) makes a general assignment for the benefit of its creditors; or (E) admits in writing that it is generally unable to pay its debts as the same become due; or (iv) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Borrower in an involuntary case; (B) appoints a Custodian of the Borrower for all or substantially all of its property; or (C) orders the liquidation of the Borrower, and the order or decree remains unstayed and in effect for sixty (60) days. “Bankruptcy Law” means Title 11, U.S. Code, or any similar Federal or state law for the relief of debtors. The term “Custodian” means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

Remedies. If an Event of Default occurs and is continuing, the Lender, may declare all of this Note to be due and payable immediately. The Lender, shall have all rights available to it at law or in equity. The Lender, may assess reasonable attorneys’ fees, paralegals’ fees and costs and expenses incurred or anticipated by the Lender in collecting or enforcing payment hereof (whether such fees, costs or expenses are incurred in negotiations, all trial and appellate levels, administrative proceedings, bankruptcy proceedings or otherwise), and together with all other sums due by the Borrower hereunder, all without any relief whatsoever from any valuation or appraisement laws, and payment thereof may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to the Lender at law, in equity, or under this Note. In connection with the Lender’s rights hereunder upon an Event of Default, the Lender need not provide, and the Borrower hereby waives, any presentment, demand, protest or other notice of any kind, and the Lender, may immediately enforce any and all of its rights and remedies hereunder and all other remedies available to it in equity or under applicable law.

Pre-Merger Recruiter.com had issued four convertible notes totaling $255,000 as of March 31, 2019. Of these notes, two notes totaling $200,000 were held by shareholders. The notes were due on demand and bore interest at 10% per year. The notes could have been converted into preferred stock of Pre-Merger Recruiter.com at any time after such preferred stock was offered for sale. The conversion price was 75% of the price paid by investors. No preferred stock was authorized or offered for sale by Pre-Merger Recruiter.com. On March 31, 2019, the notes and related accrued interest totaling $322,554 were cancelled in connection with the Merger and the note holders were allocated shares of the Series E Preferred Stock of the Company issued to the shareholders of Pre-Merger Recruiter.com as consideration in the Merger. This amount has been credited to paid-in capital (see Note 10).

NOTE 10 — STOCKHOLDERS’ EQUITY (DEFICIT), TEMPORARY EQUITY AND NONCONTROLLING INTERESTS

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020 and 2019, the Company had 1,324,022 and 1,329,300 shares of preferred stock issued and outstanding, respectively.

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

The aggregate 197,656 warrants are exercisable for five years from the issuance date at an exercise price of $4.80 per share, subject to adjustment as provided for therein.

In May and June 2019, we sold an additional 29,975 Units, each Unit consisting of one share of our Series D Preferred Stock and 6.25 warrants, (aggregate 187,344 warrants) for gross proceeds of $545,000. Out of these proceeds the Company, among other things, prepaid one-year of consulting fees equal to $150,000 to an entity controlled by one of the investors in the offering under a May 2019 consulting agreement with the Company. In addition, a consultant who is a principal shareholder of the Company purchased 13,750 units for $250,000 through delivering common stock of another company which had a market value of $240,000 and $10,000 in a settlement. There were 85,938 warrants issued with the 13,750 units.

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

Effective March 31, 2019, the Company issued 200,000 shares of Series F Preferred Stock as consideration for the Asset Purchase (see Note 14).

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At December 31, 2020, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheet.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. The number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares in connection with the reincorporation from Delaware to Nevada in May 2020. As of December 31, 2020, and 2019 the Company had 5,504,008 and 3,619,658 shares of common stock outstanding, respectively.

In March 2018, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-50 to one-for-100. On August 21, 2019, the Company amended its Certificate of Incorporation to effect a one-for-80 reverse stock split of the Company’s common stock. Additionally, the number of authorized shares of the Company’s common stock was reduced to 31,250,000 shares at that time and prior to the subsequent increase to 250,000,000 shares discussed above. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to reflect the effects of the reverse stock split.

Shares issued upon recapitalization

On March 31, 2019 the Company was deemed to issue 1,747,879 shares of common stock and 389,036 shares of Series D preferred stock that were held by the RGI shareholders just prior to the Merger. Additional paid in capital was credited by $3,889,219 and noncontrolling interest was charged $1,591,221 to remove it pursuant to the reverse recapitalization.

Shares granted for services

On February 1, 2019, the Company granted and issued to Evan Sohn, our Executive Chairman and CEO, 43,423 shares of restricted common stock, which vested on February 1, 2020. The award has been valued at $151,981 and compensation expense will be recorded over the vesting period (see Note 11). We recognized compensation expense of $12,665 and $139,316 during the years ended December 31, 2020 and 2019, respectively.

On May 14, 2019, the Company granted and issued to Mr. Sohn 451,170 shares of restricted common stock, which vested on February 1, 2020. The award has been valued at $2,707,019 and compensation expense has been recorded over the vesting period (see Note 11). We recognized compensation expense of $12,665 and $139,316 during the years ended December 31, 2020 and 2019, respectively. We recognized compensation expense of $318,474 and 2,388,545 during the years ended December 31, 2020 and 2019, respectively.

On December 23, 2019, the Company granted to a consultant 312,500 restricted stock units (the “RSUs”) pursuant to a consultant agreement. The RSUs vest 63,500 upon grant with the balance vesting monthly in equal installments beginning January 1, 2020 and ending November 1, 2020, subject to the consultants continued service to the Company on each vesting date. The RSU award has been valued at $343,750 and compensation expense will be recorded over the respective vesting periods. We recognized compensation expense of $250,000 and $93,750 during the years ended December 31, 2020 and 2019, respectively. The shares were issued in November 2020.

Effective January 15, 2020 the Company entered into a consulting agreement with a term of six months. Pursuant to the agreement the Company agreed to issue 60,000 shares of restricted common stock, plus a payment of $15,000. The shares are fully vested upon issuance and have been valued at $75,000, based on the quoted market price of our common stock on the grant date. The shares were issued on April 3, 2020. We have recorded compensation expense of $75,000 for the share portion of the agreement and expense of $15,000 for the cash portion during the year ended December 31, 2020.

Effective January 15, 2020 the Company entered into a consulting agreement with a term of three months. Pursuant to the agreement the Company agreed to issue 30,000 shares of restricted common stock, earned monthly over the three-month term of the agreement. The shares are fully vested upon issuance and have been valued at $45,500, based on the quoted market price of our common stock on the vesting dates. The shares were issued on April 3, 2020. We have recorded compensation expense of $45,500 during year ended December 31, 2020.

On June 18, 2020 the Company awarded to Mr. Sohn 554,000 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $322,478 during the year ended December 31, 2020, respectively. The shares have not been issued at December 31, 2020.

In July 2020, the Company issued 12,000 shares of its common stock pursuant to a consulting agreement entered into in June 2020. The shares are fully vested upon issuance. The shares have been valued at $34,200 based on the quoted market price of our common stock. This expense was accrued at June 30, 2020.

Shares issued upon conversion of preferred stock

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

Shares issued upon conversion of convertible notes

In December 2020, the Company issued 60,000 shares of its common stock upon conversion of $91,600 of convertible notes payable and related accrued interest of $4,400.

Restricted stock grant activity

Restricted stock grant activity for the two years ended December 31, 2020 is as follows:

Stock Awards
Outstanding at December 31, 2018	-
Assumed in recapitalization	43,423
Granted post-recapitalization	763,670
Forfeited or cancelled	-
Outstanding at December 31, 2019	807,093
Granted	554,000
Vested	(807,093)
Forfeited or cancelled	-
Outstanding at December 31, 2020	554,000

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

The Company has received contributions to capital from existing shareholders, totaling $65,000 during the year ended December 31, 2018. These capital contributions were made for working capital purposes.

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

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Options

2014 Equity Incentive Plan

The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 6,385 shares of common stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of December 31, 2020 no awards are outstanding under the 2014 Plan. The Company does not anticipate granting any awards under the 2014 plan in the future.

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

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 1,714,000 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 2,770,000 shares. In December 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 3,270,000 shares.

Stock Options

In February 2019, the Company granted to its Executive Chairman an aggregate of 43,423 options to purchase common stock, exercisable at $3.52 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vested on August 4, 2020. The award has been valued at $149,730 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $58,228 and $91,502 related to the options during the years ended December 31, 2020 and 2019, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 397%, (3) risk-free interest rate of 2.54%, (4) expected term of 1.5 years.

In May 2019, the Company granted to its Executive Chairman five-year options to purchase 451,170 common shares at $6.40 per share, which options shall vest subject to serving as Executive Chairman on November 14, 2020. The award has been valued at $2,217,952 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $1,293,805 and $924,147 related to the award during the years ended December 31, 2020 and 2019, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 220%, (3) risk-free interest rate of 2.26%, (4) expected term of 1.5 years.

In August 2019, the Company granted to five nonemployee advisors an aggregate of 31,250 options to purchase common stock, exercisable at $3.15 per share, under the terms of the 2017 Plan. The options have a term of five years. The options vest in full on May 23, 2020, subject to continued service as an advisor to the Company as of the vesting date. The awards have been valued at $98,500 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $47,987 and $50,513 related to the options during the years ended December 31, 2020 and 2019, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 427%, (3) risk-free interest rate of 1.68%, (4) expected term of five years.

In December 2019, the Company granted to eight officers and directors an aggregate of 301,327 options to purchase common stock, exercisable at $1.45 per share, under the terms of the 2017 Plan. The options have a term of three years. The options vest one third upon grants, one third on the first grant date anniversary and one third on the second grant date anniversary, subject to continued service by the directors and officers of the Company in their respective capacities as of each applicable vesting date. The awards have been valued at $435,969 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $145,323 and $148,118 related to the options during the year ended December 31, 2020 and 2019, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 354%, (3) risk-free interest rate of 1.67%, (4) expected term of three years.

On May 14, 2020 the Company granted to its current Chief Financial Officer 26,087 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date, provided that the options shall vest in full upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market. The award has been valued at $65,210 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $65,210 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to its current Chief Financial Officer 431,251 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date. The award has been valued at $1,077,999 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $234,348 related to the options during year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to a consultant 25,000 options to purchase common stock, exercisable at $2.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options vested in full upon completion of a certain project, which occurred in the third quarter of 2020. The award has been valued at $49,304 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $49,304 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 250%, (3) risk-free interest rate of 0.15%, (4) expected term of 1 year.

On July 7, 2020 the Company granted to Chad MacRae, Senior Vice President Recruiters on Demand, 250,000 options to purchase common stock, exercisable at $1.85 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in twelve equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on July 31, 2020, subject to continued employment with the Company. The award has been valued at $462,447 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $231,224 to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years. Pursuant to his employment agreement, upon attaining a performance condition, and subject to Board approval, Mr. MacRae will be issued an additional 250,000 options with an exercise price determined at the date of satisfaction of the performance condition. These additional options, if issued, will vest quarterly over two years.

On October 1, 2020 the Company granted to a director 50,000 options to purchase common stock, exercisable at $2.00 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years with the first vesting on date of grant. The award has been valued at $79,990 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $13,332 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.27%, (4) expected term of 5 years.

On November 9, 2020 the Company granted to an employee 35,000 options to purchase common stock, exercisable at $1.85 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years. The award has been valued at $64,743 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $4,586 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.44%, (4) expected term of 5 years.

During the years ended December 31, 2020 and 2019, we recorded $11,110 and $54,738 of compensation expense, respectively, related to stock options granted in 2018.

Stock option activity for the two years ended December 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	75	$4,369.60
Assumed in recapitalization	89,735	4.75
Cancelled in recapitalization	(75)	4369.60
Granted post-recapitalization	783,747	4.37
Granted	-	-
Exercised	-	-
Expired or cancelled	(62)	28.00
Outstanding at December 31, 2019	873,420	4.41
Granted	817,338	2.24
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2020	1,690,758	$3.36
Exercisable at December 31, 2020	953,232	$4.27

As of December 31, 2020, there was approximately $1,344,000 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of three years, as follows: 2021, $808,000; 2022, $429,000 and 2023, $107,000. The intrinsic value of options outstanding is $1,426,230 at December 31, 2020 and the intrinsic value of options exercisable is $603,819 at December 31, 2020.

The following table summarizes the options outstanding and exercisable for the shares of the Company’s common stock as at December 31, 2020.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $2.00	636,327	3.35	$1.67	330,052	$1.61
$2.50	482,338	4.16	$2.50	51,087	$2.50
$3.00 - $4.00	74,673	3.30	$3.37	74,673	$3.37
$4.80	15,000	2.49	$4.80	15,000	$4.80
$6.40	482,420	3.29	$6.40	482,420	$6.40
	1,690,758			953,232

Warrants and Warrant Derivative Liabilities

In connection with the sale of Series A and Series A-1 Preferred Stock prior to the completion of the March 31, 2019 Merger, RGI issued an aggregate of 2,250,000 common stock purchase warrants to the purchasers of the preferred stock. The warrants were exercisable any time on or after 90 days after the issuance date at an exercise price of $0.80 and expire on September 1, 2023. The exercise price and number of warrants were subject to adjustment in the event of stock splits, stock dividends or reverse splits and issuances of securities at prices below the prevailing conversion price of the warrants. Pursuant to and just prior to the completion of the Merger these warrants were exchanged for newly issued Series D Preferred Stock (see Notes 8 and 10).

In 2019 in conjunction with the sale of Series D Preferred Stock, the Company issued 470,939 five-year warrants with an exercise price of $4.80 subject to adjustment (see note 10).

Series D Preferred Stock Warrants

As discussed below, the Company issued an aggregate 2,223,438 warrants in 2020 in connection with the sale of Series D preferred shares and convertible debentures, including placement agent fees.

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

As of the issuance date of the unit warrants issued in 2020 in connection with the sale of Series D Preferred Stock (See Note 10), the Company determined a fair value for the derivative liability of $26,465 for the 8,594 warrants, which has been charged to paid in capital. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.34%, an expected term of 5 years, an expected volatility of 344% and a 0% dividend yield.

As a result of the sale of convertible notes and warrants as described in Note 9, the number and exercise price of the Series D Preferred Stock warrants outstanding was adjusted due to anti-dilution provisions in the warrants. The exercise price was reduced to $1.60 from $4.80 and the number of warrants was increased from 479,533 to 1,438,599. We have recorded an expense for the change in derivative value due to the anti-dilution adjustments of $2,642,175 as a result of the trigger of the anti-dilution provision.

During the years ended December 31, 2020, and 2019 the Company recorded other expense of $1,382,782 and other income of $1,138,604, respectively, related to the change in the fair value of the derivative. The fair value of the derivative was $4,663,464 as of December 31, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.17% - 0.36%, an expected term of 3.2 – 4.4 years, an expected volatility of 230 - 340% and a 0% dividend yield. The fair value of the derivative was $612,042 as of December 31, 2019, determined using a binomial model based on a risk-free interest rate of 1.655%, an expected term of 4.25 – 4.42 years, an expected volatility of 359 - 366% and a 0% dividend yield.

Convertible Debenture Warrants and Placement Agent Warrants

The Company identified embedded features in the warrants issued with the convertible debt and the placement agent warrants in 2020 (see Note 9) which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

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

During the year ended December 31, 2020, the Company recorded other expense of $1,275,479 related to the change in the fair value of the derivative. The fair value of the derivative was $6,874,533 as of December 31, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.15%, an expected term of 2.4 years, an expected volatility of 228% and a 0% dividend yield.

Warrant activity for the two years ended December 31, 2020 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	190	$1,054.40
Assumed in recapitalization	2,250,000	0.80
Cancelled in recapitalization	(190)	1054.40
Exchanged pursuant to recapitalization	(2,250,000)	0.80
Issued post-recapitalization	470,939	4.80
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2019	470,939	4.80
Issued	2,223,438	2.01
Cancelled pursuant to modification	(479,533)	4.80
Reissued pursuant to modification	1,438,599	1.60
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2020	3,653,443	$1.84

All warrants are exercisable at December 31, 2020. The weighted average remaining life of the warrants is 2.78 years at December 31, 2020.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at December 31, 2020, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease with a related party (see note 13) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments are currently $7,078 per month and increase to $7,535 per month for the final 20 months of the lease.

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

For the year ended December 31, 2020, lease costs amounted to $150,851 which includes base lease costs of $86,997 and common area and other expenses of $63,854. For the year ended December 31, 2019, lease costs amounted to $111,689 which includes base lease costs of $63,705 and common area and other expenses of $47,984. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

	December 31,
	2020	2019
Operating office lease	$269,054	$269,054
Less accumulated reduction	(128,412)	(55,034)
Balance of ROU asset at December 31, 2020	$140,642	$214,020

Operating lease liability related to the ROU asset is summarized below:

	December 31,
	2020	2019
Total lease liability	$269,054	$269,054
Reduction of lease liability	(128,412)	(55,034)
Total	140,642	214,020
Less short term portion as of December 31, 2020	(73,378)	(73,378)
Long term portion as of December 31, 2020	$67,264	$140,642

Future base lease payments under the non-cancellable operating lease at December 31, 2020 are as follows:

2021	$89,736
2022	82,885
Total minimum non-cancellable operating lease payments	172,621
Less discount to fair value	(31,979)
Total fair value of lease payments	$140,642

OneWire

On December 22, 2020, we announced that we entered into a binding letter of intent (the “OneWire LOI”) to acquire Onewire, Inc. (“Onewire”), a leading SaaS-based recruiting and software platform focused on the financial services sector. The acquisition will include the OneWire SaaS hiring platform and job site (www.onewire.com), Matchbook software (www.matchbook.io), a tool for curating and presenting screened and vetted talent which OneWire developed, and Onewire’s executive search business. While the definitive agreement is currently in the process of being negotiated, the OneWire LOI provides for up to a $1.255 million purchase price. The Company will pay the entire purchase price in shares of common stock with a portion of the purchase price to be paid on the basis of a earn-out following the completion of an audit of OneWire’s financial statements.

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. The Company does not expect reductions made in the second quarter of 2020 due to COVID-19 will inhibit its ability to meet client demand. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect in 2021. Ultimately, the recovery may be delayed, and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

NOTE 13 — RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through December 31, 2020 no fees were due or payable under this arrangement.

In April 2019 a consultant (who is also a principal shareholder and former noteholder of the Company) forgave accrued fees due to him in the amount of $187,500. This amount has been credited to paid-in capital.

During 2019, a consultant who is a principal shareholder of the Company purchased 13,750 of our Series D preferred stock units for $250,000 through delivering common stock of another company which had a market value of $240,000 and $10,000 in a settlement. There were 85,938 warrants issued with the 13,750 units.

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $54,000 and $238,500 during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, $104,500 of the Genesys finder’s fee and $18,000 of monthly fee expense is included in accrued compensation. At December 31, 2019, $148,500 of the Genesys finder’s fee is included in accrued compensation.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and the platform underlying our operations. This arrangement was oral prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Payments to this firm were $235,444 and $181,400 for the years ended December 31, 2020 and 2019, respectively, and are included in product development expense in our consolidated statement of operations.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of our Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that may be incurred. The Company has also agreed to pay Genesys monthly sales subscription fees beginning September 5, 2019 when Genesys assists with closing a recruiting program. During the years ended December 31, 2020 and 2019 we charged to operating expenses $167,157 and $93,671, respectively, for services provided by Genesys. As of December 31, 2020, the Company owes Genesys $73,352 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $140,642 and $208,158 for the years ended December 31, 2020 and 2019, respectively. EOR costs related to customers processed by Icon Canada was $131,546 and $194,641 for the years ended December 31, 2020 and 2019, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of December 31, 2020, the Company owes Icon $706,515 in payables and Icon Canada owes $19,143 to the Company. During the years ended December 31, 2020, we charged to cost of revenue $1,232,359 and $1,887,726, respectively, related to services provided by Icon as our employer of record. During the years ended December 31, 2020 and 2019, we charged to operating expenses $271,163 and $191,729, respectively, related to management fees, rent and other administrative expense. During the year ended December 31, 2020, we charged to interest expense $12,276, related to finance charges on accounts payable owed to Icon.

We also recorded placement revenue from Icon of $31,041 during the year ended December 31, 2020, of which $21,981 is included in accounts receivable at December 31, 2020.

NOTE 14 — BUSINESS COMBINATION

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
$8,600,000

The results of operations of Recruiting Solutions are included in the Company’s consolidated financial statements from the date of acquisition of March 31, 2019. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the years ended December 31, 2019:

December 31,
2019
Revenue	$7,799,626
Net Loss	$(12,672,671)
Loss per common share, basic and diluted	$(8.86)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 15 — INCOME TAXES

The Company has, subject to limitation, approximately $18.9 million of net operating loss carryforwards (“NOL”) at December 31, 2020, of which approximately $7.1 million will expire at various dates through 2037 and approximately $11.8 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $2,029,000 and $1,829,000 for the years ended December 31, 2020 and 2019, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryover	$3,972	$1,776
Intangibles amortization	728	701
Accrued compensation	-	17
Stock compensation	-	21
Capital losses	4	196
Bad debt allowance	11	5
Other	16	-
Deferred revenue	(20)	(35)
Total deferred tax assets, net	4,711	2,681
Less: valuation allowance	(4,711)	(2,681)
Net deferred tax assets	$-	$-

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2020 and 2019 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2020	2019
Statutory federal income tax rate	-21.0%	-21.0%
State income taxes, net of federal benefits	0.1%	-1.1%
Non-deductible items	14.0%	6.6%
True ups	-5.1%	-
Change in valuation allowance	12.0%	15.5%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 16 — SUBSEQUENT EVENTS

Sale of Convertible Debentures

During January 2021, the Company entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company agreed to sell to the Purchasers a total of (i) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,749,375 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,488,000 in gross proceeds from the offerings, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of approximately $90,500. The Company also agreed to issue to the placement agent, as additional compensation, 349,876 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”). Joseph Gunnar & Co. LLC acted as placement agent for the offering of the Debentures.

The Debentures mature in January 2022 on the one year anniversary, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at any time following the date of issuance at the Purchasers’ option at a conversion price of $1.60 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Common Stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition, the Debentures rank pari-passu with, and amounts owing thereunder shall be paid concurrently with, payments owing pursuant to and in connection with that certain offering by the Company of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and June 2020 in the aggregate principal amount of $2,953,125. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from the dates of the Purchase Agreements at an exercise price of $2.00 per share, subject to certain adjustments.

The Company’s obligations under the Purchase Agreement and the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries pursuant to Security Agreements, dated January 5, 2021 and January 20, 2021 (the “Security Agreements”) by and among the Company, its wholly-owned subsidiaries, and the Purchasers, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

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

Pursuant to the Purchase Agreement, the Purchasers have certain participation rights in future equity offerings by the Company or any of its subsidiaries after the closing, subject to customary exceptions. The Debentures and the Warrants also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants and the conversion or exercise price in case of future dilutive offerings.

Common Stock

We issued a total of 107,337 shares of common stock upon the conversion of $171,137 principal amount of convertible debentures, plus related accrued interest of $602.

We issued a total of 663,476 shares of common stock upon the conversion of 53,078 shares of Series D preferred stock.

We issued a total of 202,988 shares of common stock upon the conversion of 16,239 shares of Series F preferred stock.

We issued a total of 438,553 shares of common stock pursuant to the Scouted acquisition described below.

Series D Preferred Stock and Warrants

Pursuant to an agreement, 8,755 shares of Series D preferred stock and 5,000 Series D warrants were cancelled.

Business Acquisition

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration in the Scouted Asset Purchase, Scouted shareholders will receive a total of 514,666 shares of our restricted common stock (valued at $1,441,065 based on a $2.80 per share grant date price), of which 76,113 shares of stock will be held in reserve, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.6 million. The Scouted Asset Purchase will be accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”), along with a de minimis amount of other assets. The Company will complete the purchase price allocation of the $1.6 million for the acquired intangible assets during 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

Paycheck Protection Program Loan

In January 2021, the remaining Paycheck Protection Loan of $24,750 was forgiven.

Convertible Promissory Note

In February 2021, the holder of the November 2020 promissory note described in Note 9 elected to convert the $250,000 note, plus accrued interest, into $283,984 principal amount of convertible debentures (including 12.5% Original Issue Discount) based on the same terms as those issued in January 2021 (described above), plus 177,490 Warrants.