Form 10-Q
period 2021-03-31
Recruiter.com Group, Inc.
filed 2021-05-14
CIK 1462223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 10, 2021, the number of shares of the registrant’s common stock outstanding was 8,481,967.

  i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
  Recruiter.com Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$662,356	$99,906
Accounts receivable, net of allowance for doubtful accounts of $47,463 and $33,000, respectively	1,780,401	942,842
Accounts receivable - related parties	44,383	41,124
Prepaid expenses and other current assets	138,122	167,045
Investments - marketable securities	1,647	1,424

Total current assets	2,626,909	1,252,341

Property and equipment, net of accumulated depreciation of $2,116 and $1,828, respectively	1,347	1,635
Right of use asset - related party	122,297	140,642
Intangible assets, net	6,489,722	795,864
Goodwill	3,517,315	3,517,315

Total assets	$12,757,590	$5,707,797

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$748,764	$616,421
Accounts payable - related parties	921,220	779,928
Accrued expenses	710,855	423,237
Accrued expenses - related party	9,656	8,000
Accrued compensation	886,002	617,067
Accrued compensation - related party	116,000	122,500
Accrued interest	101,946	60,404
Contingent consideration for acquisitions	1,974,377	-
Liability on sale of future revenues, net of discount of $0 and $2,719, respectively	-	8,185
Deferred payroll taxes	159,032	159,032
Other liabilities	14,493	14,493
Loans payable - current portion	28,609	28,249
Convertible notes payable, net of unamortized discount and costs of $2,864,099 and $1,205,699, respectively	2,795,010	1,905,826
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	16,496,364	11,537,997
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	139,382	51,537

Total current liabilities	25,460,088	16,691,254

Lease liability - long term portion - related party	48,919	67,264
Loans payable - long term portion	41,435	73,541

Total liabilities	25,550,442	16,832,059

Commitments and contingencies (Note 10)	-	-

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 444,587 and 527,795 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	46	54
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 46,847 and 64,382 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	7
Common stock, $0.0001 par value; 250,000,000 shares authorized; 7,275,185 and 5,504,008 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	727	550
Shares to be issued for acquisitions, 716,861 shares as of March 31, 2021	2,248,367	-
Additional paid-in capital	25,763,020	23,400,078
Accumulated deficit	(40,805,091)	(34,525,025)
Total stockholders' deficit	(12,792,852)	(11,124,262)

Total liabilities and stockholders' deficit	$12,757,590	$5,707,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue (including related party revenue of $970 and $6,410, respectively)	$3,164,545	$2,313,123
Cost of revenue (including related party costs of $205,261 and $655,384, respectively)	2,254,910	1,751,196

Gross profit	909,635	561,927

Operating expenses:
Sales and marketing	57,543	25,243
Product development (including related party expense of $57,988 and $60,979, respectively)	70,660	83,093
Amortization of intangibles	159,173	159,173
General and administrative (including share based compensation expense of $502,407 and $870,722, respectively, and related party expenses of $126,632 and $122,918, respectively)	2,545,905	2,148,943

Total operating expenses	2,833,281	2,416,452

Loss from operations	(1,923,646)	(1,854,525)

Other income (expenses):
Interest expense (including related party interest expense of $12,273 and $0, respectively)	(1,427,588)	(44,206)
Initial derivative expense	(3,585,983)	-
Change in fair value of derivative liability	628,621	(565,088)
Forgiveness of debt income	24,925	-
Grant income	3,382	-
Net recognized gain (loss) on marketable securities	223	(18,786)
Total other income (expenses)	(4,356,420)	(628,080)

Loss before income taxes	(6,280,066)	(2,482,605)
Provision for income taxes	-	-
Net loss	$(6,280,066)	$(2,482,605)

Net loss per common share – basic and diluted	$(0.96)	$(0.59)

Weighted average common shares – basic and diluted	6,537,308	4,182,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
For the Three Months ended March 31, 2021 and 2020
(Unaudited)

									Common stock to be
	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Issued for Acquisitions		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	5,504,008	$550	-	$-	$23,400,078	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	438,553	44	38,978	113,036	1,271,760	-	1,384,840
Issuance of common shares for Upsider acquisition	-	-	-	-	-	-	-	-	677,883	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	4,063	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	178,712	18	-	-	199,385	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	930,664	93	-	-	(86)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	219,185	22	-	-	(20)	-	-
Net loss three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	7,275,185	$727	716,861	$2,248,367	$25,763,020	$(40,805,091)	$(12,792,852)

Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	-	$-	$18,203,048	$(17,488,188)	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	-	-	870,722	-	870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	-	-	1,929,505	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	161,250	16	-	-	(15)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	-	-	(4)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	803,414	80	-	-	(74)	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(2,482,605)	(2,482,605)
Balance as of March 31, 2020	547,780	$56	731,845	$74	75,496	$8	4,623,582	$462	-	$-	$21,003,182	$(19,970,793)	$1,032,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities
Net loss	$(6,280,066)	$(2,482,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	159,461	159,461
Bad debt expense	16,963	11,250
Gain on forgiveness of debt	(24,925)	-
Equity based compensation expense	502,407	870,722
Recognized loss (gain) on marketable securities	(223)	18,786
Loan principal paid directly through grant	(2,992)	-
Amortization of debt discount and debt costs	1,309,212	31,976
Initial derivative expense	3,585,983	-
Change in fair value of derivative liability	(628,621)	565,088
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(854,522)	9,749
Increase in accounts receivable - related parties	(3,259)	(5,942)
(Increase) decrease in prepaid expenses and other current assets	28,923	(19,954)
Increase in accounts payable and accrued liabilities	643,270	387,823
Increase in accounts payable and accrued liabilities - related parties	136,448	324,073
Increase in other liabilities	-	51,780
Increase (decrease) in deferred revenue	87,845	(15,434)
Net cash used in operating activities	(1,324,096)	(93,227)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	14,955
Cash paid for acquisitions, net of cash assumed	(249,983)	-
Net cash (used in) provided by investing activities	(249,983)	14,955

Cash Flows from Financing Activities
Proceeds from convertible notes, net	2,153,200	-
Payments of notes	(5,767)	(4,984)
Advances on receivables	-	180,778
Repayments of sale of future revenues	(10,904)	(127,241)
Deposit on purchase of preferred stock	-	25,000
Net cash provided by financing activities	2,136,529	73,553

Net increase (decrease) in cash	562,450	(4,719)
Cash, beginning of period	99,906	306,252

Cash, end of period	$662,356	$301,533

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$63,746	$38,721
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$342,554	$-
Debt costs deducted from convertible note proceeds	$334,800	$-
Contingent consideration for acquisitions	$1,974,377	$ -
Notes and accrued interest converted to common stock	$285,939	$-
Common stock issued/to be issued for asset acquisition	$3,520,171	$-
Notes payable and accrued interest exchanged for debentures	$252,430	$-
Accrued compensation paid with common stock	$16,425	$-
Warrant derivative liability extinguished	$373,070	$-
Liabilities assumed in acquisition	$108,500	$-
Warrant derivative liability at inception	$5,960,058	$-
Preferred stock issued for accrued penalties	$-	$1,929,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in Houston, Texas. The Company has seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”) (see Note 13 Subsequent Events) . RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, New York, California and Vancouver, Canada.

Recruiter.com operates an on-demand recruiting platform (the “Platform”) we have developed to help disrupt the $120 billion recruiting and staffing industry. Recruiter.com combines an online hiring platform with the world’s largest network of over 28,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and AI job-matching technology.

Our website, www.Recruiter.com, provides access to over 28,000 recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting services and technology. Recruiter.com leverages our expert network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable SaaS-enabled marketplace platform for professional hiring, which provides prospective employers access to a network of thousands of independent recruiters from across the country and worldwide, with a diverse talent sourcing skillset that includes information technology, accounting, finance, sales, marketing, operations, and healthcare specializations.

Through our Recruiting.com Solutions division, we also provide consulting and staffing, and full-time placement services to employers which leverages our platform and rounds out our services.

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

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of RGI for the years ended December 31, 2020 and 2019, filed with the SEC on March 9, 2021. The December 31, 2020 balance sheet is derived from those statements.

In the opinion of management, these unaudited interim financial statements as of and for the three months ended March 31, 2021 and 2020 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to March 31, 2021 and 2020 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in an asset acquisition and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in a business combination, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of March 31, 2020. There were no uninsured balances as of March 31, 2021 and December 31, 2020. The Company had no cash equivalents during or at the end of either period.

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

●
Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●
Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2021 or December 31, 2020.

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

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended March 31,
	2021	2020
Recruiters on Demand	$957,479	$184,975
Consulting and staffing services	2,072,446	1,913,394
Permanent placement fees	39,966	137,627
Marketplace Solutions	40,981	40,193
Career services	53,673	36,934
Total revenue	$3,164,545	$2,313,123

As of March 31, 2021 and December 31, 2020, deferred revenue amounted to $139,382 and $51,537 respectively. As of March 31, 2021, deferred revenues associated with placement services are $139,382 and we expect the recognition of such services to be within the three months ended June 30, 2021.

Revenue from international sources was approximately 2% and 2% for the three months ended March 31, 2021 and 2020, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $47,463 and $33,000 as of March 31, 2021 and December 31, 2020, respectively. Bad debt expense was $16,963 and $11,250 for the three-month periods ended March 31, 2021 and 2020, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 26% and 11%, for a total of 37%.

As of March 31, 2020, three customers accounted for more than 10% of the accounts receivable balance, at 32%, 16% and 12% for a total of 60%.

For the three months ended March 31, 2021 two customers accounted for 10% of more of total revenue, at 27% and 15%, for a total of 42%.

For the three months ended March 31, 2020 two customers accounted for 10% or more of total revenue, at 33% and 18%, for a total of 51%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal shareholders is an employee of this firm and exerts control over this firm (see Note 11).

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

We use a related party firm to provide certain employer of record services (see Note 11).

We use a related party firm to provide certain recruiting services (see Note 11).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $57,543 and $25,243 for the three months ended March 31, 2021 and 2020, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of March 31, 2021:

	Fair Value at March 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$1,647	$1,647	$-	$-
Warrant derivative liability (Note 9)	$16,496,364	$-	$-	$16,496,364

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at January 1	$11,537,997	$612,042
Additions to derivative instruments	5,960,058	-
Reclassifications to equity upon extinguishment	(373,070)	-
(Gain) loss on change in fair value of derivative liability	(628,621)	565,088
Balance at March 31	$16,496,364	$1,177,130

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in 2019, including customer contracts and intellectual property, acquired on March 31, 2019 and the assets acquired from Scouted and Upsider during the first quarter of 2021 (see Note 12). Amortization expense will be recorded on the straight line basis over the estimated economic lives.

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 (see Notes 7 and 9) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Note 9). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital.

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 27,430,594 and 18,685,872 were excluded from the computation of diluted earnings per share for the 3 months ended March 31, 2021 and 2020, respectively, because their effects would have been anti-dilutive.

	March 31,	March 31,
	2021	2020
Options	2,188,258	873,420
Stock awards	554,000	402,500
Warrants	5,796,843	470,939
Convertible notes	3,600,505	-
Convertible preferred stock	15,290,988	16,939,013
	27,430,594	18,685,872

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

NOTE 2 — GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company has a working capital deficit as of March 31, 2021 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending December 31, 2021 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these unaudited condensed consolidated financial statements.

In January 2021 the Company raised approximately $3 million in gross proceeds through the issuance of convertible debentures and warrants as more fully disclosed in Note 7. The Company also received $250,000 in proceeds from a promissory note in May 2021 as more fully disclosed in Note 13. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

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

NOTE 3 — INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of March 31, 2021 and December 31, 2020 was $42,720 and accumulated unrealized losses were $41,073 and $41,296 as of March 31, 2021 and December 31, 2020, respectively. The fair market value of available for sale marketable securities was $1,647 as of March 31, 2021, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.01.

Net recognized gains (losses) on equity investments were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net realized gains (losses) on investment sold	$-	$(2,142)
Net unrealized gains (losses) on investments still held	223	(16,644)

Total	$223	$(18,786)

The reconciliation of the investment in marketable securities is as follows for the three months ended March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Balance – December 31	$1,424	$44,766
Additions	-	-
Proceeds on sales of securities	-	(14,955)
Recognized gain (loss)	223	(18,786)
Balance – March 31	$1,647	$11,025

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business acquisition. The Company performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill was not impaired at December 31, 2020. There were also no indicators of impairment at March 31, 2021.

Intangible Assets

During the three months ended March 31, 2021, we acquired certain intangible assets pursuant to our Scouted and Upsider acquisitions described in Note 12. These intangible assets aggregate approximately $5.9 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We are in the process of completing the accounting and valuations of the assets acquired and, accordingly, the estimated fair values of these intangible assets are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Intangible assets are summarized as follows:

	March 31,2021	December 31,2020
Customer contracts	$233,107	$233,107
License	1,726,965	1,726,965
Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets acquired pursuant to 2021 business acquisitions (see Note 12)	5,853,031	-
	7,813,103	1,960,072
Less accumulated amortization	(1,323,381)	(1,164,208)
Carrying value	$6,489,722	$795,864

Amortization expense of intangible assets was $159,173 and $159,173 for the three months ended March 31, 2021 and 2020 respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets excluding the recently acquired intangibles from the Scouted, Upsider and OneWire acquisitions is expected to be approximately $637,000 for 2021 and $159,000 for 2022. The Company will begin amortizing intangible assets from the three recently acquired acquisitions in the second quarter of 2021 upon completion of the purchase price allocations.

NOTE 5 — LIABILITY FOR SALE OF FUTURE REVENUES

During the three months ended March 31, 2021 our remaining agreement related to the sale of future revenues was paid in full. During the three months ended March 31, 2021, we amortized the remaining $2,719 of discount to interest expense.

NOTE 6 — LOANS PAYABLE

Lines of Credit

At March 31, 2021 and December 31, 2020 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at March 30, 2021; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended since 2020.

Term Loans

We have outstanding balances of $70,044 and $77,040 pursuant to two term loans as of March 31, 2021 and December 31, 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for February and March 2021. The SBA made payments on our behalf of $3,382 during the three months ended March 31, 2021, which have been recorded as grant income in the financial statements. These payments were applied $2,992 to principal and $390 to interest expense for the three months ended March 31, 2021.

The status of these loans as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Term loans	$70,044	$77,040
Less current portion	(28,609)	(28,249)
Non-current portion (excluding PPP loan discussed below)	$41,435	$48,791

Future principal payments under the term notes are as follows:

Year Ending December 31,

2021	$21,196
2022	30,133
2023	18,715
Total minimum principal payments	$70,044

Our Chief Operating Officer, who is also a shareholder, has personally guaranteed the loans described above.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. We recorded forgiveness of debt income of $24,925 for the $24,750 of principal and $175 of related accrued interest forgiven.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

2020 Debentures:

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

As of March 31, 2021, there was $2,576,125 outstanding on the Debentures (see Note 8 for conversions) with unamortized discount and debt costs of $419,670.

2021 Debentures:

During January 2021, the Company entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company agreed to sell to the Purchasers a total of (i) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,749,375 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of $93,530. The Company also agreed to issue to the placement agent, as additional compensation, 349,876 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”).

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

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus 177,490 Warrants.

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 9). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $255,793 for the three months ended March 31, 2021. Unamortized debt costs were $998,986 at March 31, 2021.

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of $1,454,097 at fair value for the warrants issued with the debt (see Note 9). The discount is being amortized over the life of the notes. Amortization expense was $351,207 for the three months ended March 31, 2021. Unamortized debt discount was $1,445,444 at March 31, 2021.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020, the Company had 1,223,279 and 1,324,022 shares of preferred stock issued and outstanding, respectively. No shares of preferred stock were issued during the three months ended March 31, 2021.

Series D Convertible Preferred Stock

In January 2021, the Company issued 113,476 shares of its common stock upon conversion of 9,078 shares of its Series D Preferred Stock.

In February 2021, the Company issued 550,000 shares of its common stock upon conversion of 44,000 shares of its Series D Preferred Stock.

In March 2021, the Company issued 267,188 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

Pursuant to an agreement with the holder, 8,755 shares of Series D preferred stock and 133,341 Series D warrants were cancelled in January 2021.

Series F Convertible Preferred Stock

In February 2021, the Company issued 202,988 shares of its common stock upon conversion of 16,239 shares of Series F Preferred Stock.

In March 2021, the Company issued 16,197 shares of its common stock upon conversion of 1,296 shares of Series F Preferred Stock.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2021 and December 31, 2020 the Company had 7,275,185 and 5,504,008 shares of common stock outstanding, respectively.

Shares issued upon conversion of preferred stock

In January 2021, the Company issued 113,476 shares of its common stock upon conversion of 9,078 shares of its Series D Preferred Stock.

In February 2021, the Company issued 550,000 shares of its common stock upon conversion of 44,000 shares of its Series D Preferred Stock.

In February 2021, the Company issued 202,988 shares of its common stock upon conversion of 16,239 shares of Series F Preferred Stock.

In March 2021, the Company issued 267,188 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

In March 2021, the Company issued 16,197 shares of its common stock upon conversion of 1,296 shares of Series F Preferred Stock.

Shares issued for Business Acquisition

In January 2021, we issued a total of 438,553 shares of common stock pursuant to the Scouted acquisition described in Note 12.

Shares to be issued for Business Acquisitions

Shares to be issued for acquisitions at March 31, 2021 include 38,978 common shares to be issued for Scouted and 677,883 common shares to be issued for Upsider which is more fully described in Note 12.

Shares granted for services

On June 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 554,000 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 during the three months ended March 31, 2021. The shares have not been issued at March 31, 2021.

In March 2021, we issued to Mr. Sohn 4,063 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

Shares issued upon conversion of convertible notes

During the three months ended March 31, 2021, the Company issued 178,712 shares of its common stock upon conversion of $283,637 of convertible notes payable and related accrued interest of $2,302 (see note 7).

NOTE 9 — STOCK OPTIONS AND WARRANTS

Stock Options

On March 9, 2021 the Company granted to employees an aggregate of 397,500 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on June 9, 2021. The options have been valued at $1,371,231 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $85,702 related to the options during the three months ended March 31, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 346%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On February 10, 2021 the Company granted to a director 50,000 options to purchase common stock, exercisable at $2.70 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years with the first portion vesting on May 10, 2021. The options have been valued at $134,986 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $6,300 related to the options during the three months ended March 31, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 354%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On March 24, 2021 the Company granted to a director 50,000 options to purchase common stock, exercisable at $3.25 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years, with the first portion vesting on June 24, 2021. The options have been valued at $162,491 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $1,128 related to the options during the three months ended March 31, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 359%, (3) risk-free interest rate of 0.83%, (4) expected term of 5 years.

During the three months ended March 31, 2021, we recorded $260,440 of compensation expense related to stock options granted in prior years.

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

During the three months ended March 31, 2021, the Company recorded other income of $478,295, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $3,812,098 as of March 31, 2021, determined using the Black Scholes model based on a risk-free interest rate of 0.35% - 0.635%, an expected term of 3 – 4.1 years, an expected volatility of 209 – 308% and a 0% dividend yield.

On January 5, 2021, pursuant to an agreement with the holder, 133,341 Series D warrants were cancelled. We have reclassified the $373,070 derivative value of the warrants to paid in capital upon extinguishment.

Convertible Debenture Warrants and Placement Agent Warrants

The Company identified embedded features in the warrants issued with the convertible debt and the placement agent warrants in 2020 and 2021 (see Note 7) and which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

As of the issuance date of the 2021 Debenture warrants, the Company determined a fair value of $5,040,080 for the 1,926,865 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% - 216% and a 0% dividend yield. Of this amount, $1,454,097 was recorded as debt discount (see Note 7) and $3,585,983 was charged to expense as initial derivative expense.

As of the issuance date of the 2021 placement agent warrants, the Company determined a fair value of $919,979 for the 349,876 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% and a 0% dividend yield. The value of $919,979 has been recorded as a debt discount for debt cost (see Note 7).

During the three months ended March 31, 2021, the Company recorded other income of $150,326 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $12,684,266 as of March 31, 2021, determined using the Black Scholes model based on a risk-free interest rate of 0.16% - 0.35%, an expected term of 2.16 – 2.85 years, an expected volatility of 212% - 220% and a 0% dividend yield.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Although not a party to any proceedings or claims at March 31, 2021, the Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Leases:

On March 31, 2019, the Company entered into a sublease with a related party (see Note 11) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continue at that rate for the remainder of the lease.

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

For the three months ended March 31, 2021, lease costs amounted to $37,582 which includes base lease costs of $21,921 and common area and other expenses of $15,661. For the three months ended March 31, 2020, lease costs amounted to $37,910 which includes base lease costs of $21,234 and common area and other expenses of $16,676. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

March 31,2021
Operating office lease	$269,054
Less accumulated reduction	(146,757)
Balance of ROU asset at March 31, 2021	$122,297

Operating lease liability related to the ROU asset is summarized below:

March 31,2021
Total lease liability	$269,054
Reduction of lease liability	(146,757)
Total	122,297
Less short term portion as of March 31, 2021	(73,378)
Long term portion as of March 31, 2021	$48,919

Future base lease payments under the non-cancellable operating lease at March 31, 2021 are as follows:

2021	$67,815
2022	82,885
Total minimum non-cancellable operating lease payments	150,700
Less discount to fair value	(28,403)
Total fair value of lease payments	$122,297

COVID-19 Uncertainty:

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn has had a negative impact on the recruitment and staffing industry. According to a June 2020 report from CEO. Today, the U.S. staffing industry, which previously boasted a market size of $152 billion fell to roughly $119 billion since the COVID-19 outbreak; bringing it down to its lowest level since 2013. This represents a 21% decrease from 2019.

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

NOTE 11 — RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through March 31, 2021 no fees were due or payable under this arrangement.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 during each of the three month periods ended March 31, 2021 and 2020. At March 31, 2021, $93,500 of the Genesys finder’s fee and $22,500 of monthly fee expense is included in accrued compensation.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and the platform underlying our operations. This arrangement was oral prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Technology Officer is an employee of this firm and exerts control over the firm. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Payments to this firm were $57,988 and $60,979 for the three months ended March 31, 2021 and 2020, respectively, and are included in product development expense in our consolidated statement of operations.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of the Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assists with closing a recruiting program. During the three months ended March 31, 2021 and 2020, we charged to operating expenses $40,114 and $38,477 for services provided by Opptly. As of March 31, 2021, the Company owes Opptly $73,466 in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $35,232 and $33,227 for the three months ended March 31, 2021 and 2020, respectively. EOR costs related to customers processed by Icon Canada was $32,944 and $31,070 for the three months ended March 31, 2021 and 2020, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of March 31, 2021, the Company owes Icon $835,810 in payables and Icon Canada owes $21,431 (included in accounts receivable) to the Company. During the three months ended March 31, 2021 and 2020, we charged to cost of revenue $154,572 and $624,314, respectively, related to services provided by Icon as our employer of record. During the three months ended March 31, 2021 and 2020, we charged to operating expenses $73,018 and $70,941, respectively, related to management fees, rent and other administrative expense. During the three months ended March 31, 2021, we charged to interest expense $12,273, related to finance charges on accounts payable owed to Icon.

We also recorded placement revenue from Icon of $970 and $6,410 during the three months ended March 31, 2021 and 2020, respectively. We have a receivable from Icon of $22,951 which is included in accounts receivable at March 31, 2021.

We use a related party firm of the Company to pay certain recruiting services provided by employees of the firm. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the 2020 three month period. We owed $11,944 to this firm at March 31, 2021.

NOTE 12 — BUSINESS COMBINATIONS

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all assets of RLJ Talent Consulting, Inc., d/b/a Scouted, (“Scouted”) (the “Scouted Asset Purchase”). As consideration for the Scouted Asset Purchase, Scouted shareholders are entitled to a total of 560,408 shares of our restricted Common Stock (valued at $1,625,183 based on a $2.90 per share acquisition date price), of which 82,877 shares of stock will be held in reserve and are recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The Scouted Asset Purchase will be accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”), along with a de minimis amount of other assets. The Company will complete the purchase price allocation of the $1.8 million for the acquired intangible assets during 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets	$1,805,183
$1,805,183

The Company is in the process of completing its accounting and valuations of the assets acquired and the liabilities assumed and, accordingly, the estimated fair values of assets acquired and the allocation of purchase price noted above is provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Upsider Asset Purchase

Effective March 25, 2021, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders will receive net cash of $69,983 and a total of 807,734 shares of our common stock (the “Consideration Shares”) (valued at $2,544,362, based on a $3.15 per share acquisition date price), of which 129,851 of the Consideration Shares will be held in reserve and are recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider may also receive earn-out consideration of up to $1,394,760, based on the attainment of specifictargets during the six months following closing. We have recorded the fair value of the contingent earn-out consideration of $1,325,003 at March 31, 2021. The total purchase price is approximately $3.9 million. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. The Company is utilizing Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

The Company also entered into a Registration Rights Agreement with Upsider (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Six-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Upsider shall have the ability, on three occasions, to demand that Company shall file with the Securities and Exchange Commission a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Six-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Intangible assets, including sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets	$4,047,848
Accounts payable	(108,500)
$3,939,348

The Company is in the process of completing its accounting and valuations of the assets acquired and the liabilities assumed and, accordingly, the estimated fair values of assets acquired and the allocation of purchase price noted above is provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Pro Forma Information

The results of operations of Scouted and Upsider are included in the Company’s consolidated financial statements from the dates of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the three months ended March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Revenue	$3,315,311	$2,580,491
Net Loss	$(6,250,817)	$(2,545,822)
Loss per common share, basic and diluted	$(0.86)	$(0.48)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 — SUBSEQUENT EVENTS

Common Stock

We issued a total of 853,000 shares of common stock upon the conversion of 68,312 shares of Series D preferred stock.

We issued 677,883 shares of issuable common stock pursuant to the Upsider acquisition described in Note 12.

We issued 50,000 shares of common stock for services valued at $152,500. This amount is included in accrued expenses at March 31, 2021.

Common Stock Options

We granted an aggregate of 126,000 common stock options. The options have an exercise price of $3.25, vest over various periods through May 2023 and expire in five years.

Convertible Debentures

We issued 44,219 shares of common stock upon the conversion of $70,750 principal of convertible debentures.

Promissory Note Payable

We received $250,000 in proceeds from a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023.

Business Acquisition

Effective May 10, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders will receive a total of 388,318 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $3.231894, the volume-weighted average price of the common stock for the 30-day period immediately prior to the Closing Date (as defined in the APA). 77,664 of the Consideration Shares are subject to forfeiture pursuant to APA provisions regarding a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, along with a de minimis amount of other assets. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”).

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

Through our Recruiting.com Solutions division, we also provide consulting and staffing, and full-time placement services to employers which leverages our platform and rounds out our services.

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

●
Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●
Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

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

Quarter Overview

During the three months ended March 31, 2021, the Company focused on the continued development of its innovative technology and platform offerings, strategic merger and acquisition opportunities, improving the results of sales and marketing, engagement of its growing network of recruiters, and the development of new, more automated ways to engage its on-demand recruiter community. Company management also focused on developing effective public relations outreach and successfully integrating the staff and assets from its acquisitions.

Our key highlights during the three months ended March 31, 2021, include the following:

Acquiring two technology companies:

●
Upsider.ai, a SaaS (software as a service) platform for employers, which automates recruiting by offering powerful candidate identification and engagement, and a robust database from hundreds of sources and millions of candidates.
●
Scouted.io, a video-powered talent platform, which helps employers identify and engage high-potential talent from curated candidate pools.

Select achievements:

●
Launched Scouted by Recruiter.com, a highly specialized professional talent subscription service starting at $499/month that leverages the power of AI and talent experts to help hiring managers to recruit top talent faster;
●
Achieved 28,570 recruiters on the Platform as of March 31, 2021
●
Appointed Robert Heath, Executive Vice President, RPX Corporation, and Steve Pemberton, Chief Human Resources Officer, Workhuman, as independent directors of the company;
●
Launched our Recruiter.com Video solution on the SAP App Center, the digital marketplace for SAP partner offerings;
●
Established partner program for our video recruiting platform, enabling our network of small and independent recruiters to benefit from the transformation of the recruiting industry into a video-first process;
●
Launched On-Demand Recruiting Academy, an on-demand virtual training program to help career changers break into the world of virtual recruiting;
●
Grew our marketplace partners with the addition of many new partners, including Fundomate, a leading provider for turnkey business funding solutions, to bring automated business funding to its US-based partner companies, and QuickFee, bringing in flexible online payment solutions for recruitment services;
●
National Retail Solutions joined as a Recruit Me campaign partner to bring video interview capabilities to thousands of retail employers nationwide;
●
Received multiple media appearances for the Recruiter Index, Recruiter.com's proprietary survey of recruiter sentiment on the job market, and hiring and recruiting demand. Most notably, Evan Sohn appeared on CNBC on April 1, 2021, to discuss the job market conditions.

Since March 31, 2021, our key highlights include the following:

●
Announced a partnership with WeWork, which brings on-demand recruiting services to their business members through an exclusive Recruiter.com Flex program and to offer WeWork All Access, a monthly membership that unlocks access to workspace worldwide, to Recruiter.com's customers.
●
Finalized the acquisition of OneWire, a financial services recruiting platform, which brings the Company a roster of financial services clients and a significant database of financial services-related candidates.
●
Continued to receive notable media appearances with live interviews with Evan Sohn, our CEO, on Yahoo Finance, Bloomberg, and CNBC.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

Revenue

The Company had revenue of $3,164,545 for the three-month period ended March 31, 2021, as compared to $2,313,123 for the three-month period ended March 31, 2020, representing an increase of $851,422 or 36.8%. This increase resulted primarily from an increase in our Recruiters on Demand business of 418% due to significant growth in new customers, some of which we acquired, on July 1, 2020. We also had an increase in our Consulting and Staffing business of 8.3% from internal growth from some of our long-term customers. The increase in revenue was offset partially by a decline in revenue from our Permanent Placement business of 71% as hiring demand was slower which we believe reflected some impact from the presidential election and the COVID-19 pandemic. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $2,254,910 for the three-month period ended March 31, 2021, which included related party costs of $205,261, compared to $1,751,196 for the 2020 three-month period, representing an increase of $503,714 or 28.8% and included related party costs of $655,384. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended March 31, 2021 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division).

Our gross profit for the three-month period ended March 31, 2021 was $909,635, producing a gross profit margin of 28.7%. Our gross profit for the corresponding 2020 three-month period was $561,927, producing a gross profit margin of 24.3%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as our Recruiters on Demand revenue has higher gross margins than our staffing revenue. We also had a higher margin within our Staffing business due to the more profitable mix of clients and services we provided.

Operating Expenses

We had total operating expense of $2,833,281 for the three-month period ended March 31, 2021 compared to $2,416,452 in the 2020 period, an increase of $416,829 or 17.3%. This increase was primarily due to the higher general and administrative expense.

Sales and Marketing

Our sales and marketing expense for the three-month period ended March 31, 2021 was $57,543 compared to $25,243 for the corresponding three-month period in 2020, which reflects an increase in advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended March 31, 2021 decreased to $70,660 from $83,093 for the corresponding period in 2020. This decrease is attributable to timing of launching new development projects. The product development expense included $57,988 and $60,979 for the three months ended March 31, 2021 and 2020, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles and Impairment Expense

For the three-month period ended March 31, 2021, we incurred a non-cash amortization charge of $159,173 as compared to $159,173 for the corresponding period in 2020. The amortization expense relates to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division.

General and Administrative

General and administrative expense for the three-month period ended March 31, 2021 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended March 31, 2021, our general and administrative expense was $2,545,905, including $502,407 of non-cash stock-based compensation. In 2020, for the corresponding period, our general and administrative expense was $2,148,943 including $870,722 of non-cash stock-based compensation. This increase is attributable primarily to increases in compensation supporting the growth in our Recruiters on Demand business, investor relations, legal and contractor fees of $976,167 partially offset by the decline in non-cash stock-based compensation of $368,315..

Other Income (Expense)

Other income (expense) for the three-month period ended March 31, 2021 was $4,356,420 compared to a loss of $628,080 in the corresponding 2020 period. The primary reason for the increase of $3,728,340 is due to a non-cash initial derivative expense of $3,585,983 and an increase in non-cash interest expense of $1,277,235 reflecting the debt discount and finance costs from the convertible note financings completed in May and June of 2020 and January of 2021. The net loss was offset partially by non-cash income of $1,193,709 resulting from a change in the fair value of the derivative liability from our outstanding warrants. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income.

Net Income (Loss)

For the three-months ended March 31, 2021, we had a net loss of $6,280,066 compared to a net loss of $2,482,605 during the corresponding three-month period in 2020.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended March 31,
	2021	2020
Net loss	$(6,280,066)	$(2,482,605)
Interest expense and finance cost, net	1,427,588	44,206
Depreciation & amortization	159,461	159,461
EBITDA (loss)	(4,693,017)	(2,278,938)
Bad debt expense	16,963	11,250
Forgiveness of debt income	(24,925)	-
Initial derivative expense	3,585,983	-
Loss (gain) on change in fair value of derivative	(628,621)	565,088
Stock-based compensation	502,407	870,722
Accrued stock-based compensation	152,500	70,250
Adjusted EBITDA (Loss)	$ (1,088,710)	$(761,628)

Liquidity and Capital Resources

For the three months ended March 31, 2021, net cash used in operating activities was $1,324,096, compared to net cash used in operating activities of $93,227 for the corresponding 2020 period. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business. For the three months ended March 31, 2021, net loss (after adjusting for non-cash items) was $1,379,764. Accounts receivable increased by $857,781 and prepaid expenses decreased by $28,923. Accounts payable, accrued liabilities, and deferred revenue decreased in total by $867,563. For the three months ended March 31, 2020, net loss (after adjusting for non-cash items) was $825,322. Accounts receivable and prepaid expenses together increased by $16,147. Accounts payable, accrued liabilities, other liabilities and deferred revenue in total decreased by $748,242.

For the three months ended March 31, 2021, net cash used in investing activities was $249,983 due to cash used for acquisitions, compared to $14,955 of cash provided by investing activities in the three months ended March 31, 2020, which resulted primarily from the sale of marketable securities.

For the three months ended March 31, 2021, net cash provided by financing activities was $2,136,529. The principal factors were $2,153,200 from the sale of convertible notes, net of original issue discounts and offering costs. In the 2020 period, financing activities provided $73,553, primarily due to $180,778 from advances from the sale of receivables and $25,000 from a deposit from the sale of preferred stock, partially offset from the repayments of the sale of future revenue.

As of May 10, 2021, the Company had approximately $521,000 in cash on hand. Based on this cash on hand, the Company does not have the capital resources to meet its working capital needs for the next 12 months. We are also party to two lines of credit with current outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under these two lines of credit in the amount of $91,300 at September 30, 2020 has been suspended in 2020 due to COVID-19 uncertainty.

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows annually. For the three-months ended March 31, 2021 and the three months ended March 31, 2020, the Company recorded a net loss of $6,280,066 and $2,482,605, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

To date, private placement offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We had also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. However, the COVID-19 pandemic and debt covenants under outstanding debt and other financing arrangements have affected the Company’s ability to receive advances against its future accounts receivable as discussed in more detail below.

Financing Arrangements

Lines of Credit

At March 31, 2021 and December 31, 2020 we are party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at March 31, 2021; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended since 2020.

Term Loans

We have outstanding balances of $70,044 and $77,040 pursuant to two term loans as of March 31, 2021 and December 31, 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76.0%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. We recorded forgiveness of debt income of $24,925 for the $24,750 of principal and $175 of related accrued interest forgiven.

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

On January 5, 2021, the Company entered into a Securities Purchase Agreement, effective January 5, 2021 (the “Purchase Agreement”), with two accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $562,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 351,562 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $500,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $50,000 (10% of the gross proceeds) and fees related to the offering of the Debentures of approximately $40,000. The Company also agreed to issue to the placement agent, as additional compensation, 70,313 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”). Gunnar acted as placement agent for the offering of the Debentures.

On January 20, 2021, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with eighteen accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $2,236,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 1,397,813 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. Gunnar acted as placement agent for the offering of the Debentures. The Company received a total of $1,988,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including Gunnar’s commission of $191,270 (10% of the gross proceeds minus $7,500 paid to Gunnar’s counsel) and additional fees related to the offering of the Debentures of approximately $50,500. The Company also agreed to issue to Gunnar, as additional compensation, 279,563 common stock purchase warrants exercisable at $2.00 per share (the “PA Warrants”).

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

●
Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing that personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

●
Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

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

●
Career Solutions: We provide services to assist job seekers with their career advancement. These services include a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitmentrelated training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. For approximately the four months following March 31, 2020, the Company provided the recruiter certification program free in response to COVID-19. We partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

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

Derivative Instruments

The Company’s derivative financial instruments consist of derivatives related to the warrants issued with the sale of our preferred stock in 2020 and 2019 and the warrants issued with the sale of convertible notes in 2020 and subsequently in January 2021. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital.

Stock-Based Compensation

The Company accounts for all stock-based payment awards made to employees, directors and others based on their fair values and recognizes such awards as compensation expense over the vesting period for employees or service period for non-employees using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we maybe required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent we grant additional stock options or other stock-based awards.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)       Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2020, management has determined that, as of March 31, 2021, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

The Company anticipates that, prior to December 31, 2021, it will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 along with the “Risk Factors” section of our Form S-1/A dated May 4, 2021. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

In January 2021, the Company issued 113,476 shares of its common stock upon conversion of 9,078 shares of its Series D Preferred Stock.

In January 2021, the Company issued a total of 438,553 shares of common stock pursuant to the Scouted acquisition.

In February 2021, the Company issued 550,000 shares of its common stock upon conversion of 44,000 shares of its Series D Preferred Stock.

In February 2021, the Company issued 202,988 shares of its common stock upon conversion of 16,239 shares of Series F Preferred Stock.

In March 2021, the Company issued 267,188 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

In March 2021, the Company issued 16,197 shares of its common stock upon conversion of 1,296 shares of Series F Preferred Stock.

Shares to be issued for acquisitions at March 31, 2021 include 38,978 common shares to be issued for Scouted and 677,883 common shares to be issued for Upsider.

In March 2021, we issued to our CEO, Evan Sohn, 4,063 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

During the three months ended March 31, 2021, the Company issued 178,712 shares of its common stock upon conversion of $283,637 of convertible notes payable and related accrued interest of $2,302.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

The Company entered into an agreement and closed a transaction on May 10, 2021. In lieu of filing a Current Report on Form  8-K regarding this agreement and transaction, the Company is providing disclosure in Part II, Item 5 of this Report.

Item 1.01 Entry into a Material Definitive Agreement.

Effective May 10, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders will receive a total of 388,318 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $3.231894, the volume-weighted average price of the common stock for the 30-day period immediately prior to the Closing Date (as defined in the APA). 77,664 of the Consideration Shares are subject to forfeiture pursuant to APA provisions regarding a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, along with a de minimis amount of other assets. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent

The foregoing provides only brief descriptions of the material terms of the APA, does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text of the form of the APA filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

The information set forth in Item 1.01 above is incorporated herein by reference. The Consideration Shares are not registered under the Securities Act of 1933, as amended (the “Securities Act”) but qualified for exemption under Section 4(a)(2) and/or Regulation D of the Securities Act. The Consideration Shares are exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction manner of the issuance, and number of securities issued. The Company did not undertake an offering or issuance in which it issued a high number of securities to a high number of persons. In addition, OneWire did not have the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
4.1	Form of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures issued by the Company on January 5 and 20, 2021	10-K	3/9/21	4.7
4.2	Form of Warrant issued by the Company on January 5 and 20, 2021	10-K	3/9/21	4.8
10.1	Form of Securities Purchase Agreement entered into by and between the Company and purchasers on January 5 and 20, 2021+	10-K	3/9/21	10.12
10.2	Form of Security Agreement entered into by and between the Company and purchasers on January 5 and 20, 2021+	10-K	3/9/21	10.13
10.3	Amendment 1 to Director Agreement, dated January 13, 2021, by and between the Company and Deborah Leff*.	8-K	1/21/21	10.1
10.4	Directors Agreement, dated February 12, 2021, between Recruiter.com Group, Inc. and Steve Pemberton*	8-K	4/2/21	10.1
10.5	Asset Purchase Agreement, dated January 22, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Scouted, Inc., RLJ Talent Consulting, Inc., and Jacqueline Loeb+				X
10.6	Asset Purchase Agreement and Plan of Reorganization, dated March 25, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Upsider, Inc., Upsider, Inc, the selling shareholders named therein and Josh McBride.	8-K	3/31/21	10.1
10.7	Registration Rights Agreement, dated March 25, 2021, between Recruiter.com Group, Inc. and Upsider, Inc.	8-K	3/31/21	10.2
10.8	Asset Purchase Agreement, dated May 10, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Onewire, Inc., OneWire Holdings, LLC, and Eric Stutzke				X
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive and Principal Financial Officer (906)				X**
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Dated: May 14, 2021	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer(Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer(Principal Financial Officer)