Form 10-Q
period 2021-06-30
Recruiter.com Group, Inc.
filed 2021-08-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________:

Commission file number: 001-40563

RECRUITER.COM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1505893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Seventh Avenue New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (855) 931-1500

_______________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Common Stock Purchase Warrants	RCRT RCRTW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

As of August 12, 2021, the number of shares of the registrant’s common stock outstanding was 13,551,878.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current assets:
Cash	$86,898	$99,906
Accounts receivable, net of allowance for doubtful accounts of $80,176 and $33,000, respectively	2,916,391	942,842
Accounts receivable - related parties	46,726	41,124
Prepaid expenses and other current assets	353,374	167,045
Investments - marketable securities	890	1,424

Total current assets	3,404,279	1,252,341

Property and equipment, net of accumulated depreciation of $2,405 and $1,828, respectively	1,058	1,635
Right of use asset - related party	103,953	140,642
Deferred offering costs	473,896	-
Intangible assets, net	5,645,009	795,864
Goodwill	4,929,897	3,517,315

Total assets	$14,558,092	$5,707,797

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$1,168,155	$616,421
Accounts payable - related parties	1,194,821	779,928
Accrued expenses	827,612	423,237
Accrued expenses - related party	9,647	8,000
Accrued compensation	1,192,888	617,067
Accrued compensation - related party	116,000	122,500
Accrued interest	376,272	60,404
Contingent consideration for acquisitions	2,000,118	-
Liability on sale of future revenues, net of discount of $0 and $2,719, respectively	-	8,185
Deferred payroll taxes	159,032	159,032
Other liabilities	14,493	14,493
Loans payable - current portion	30,653	28,249
Convertible notes payable, net of unamortized discount and costs of $1,683,662 and $1,205,699, respectively	4,154,697	1,905,826
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	8,921,615	11,537,997
Lease liability - current portion - related party	73,378	73,378
Deferred revenue	476,920	51,537

Total current liabilities	21,001,301	16,691,254

Lease liability - long term portion - related party	30,575	67,264
Loans payable - long term portion	33,965	73,541

Total liabilities	21,065,841	16,832,059

Commitments and contingencies (Note 10)	-	-

Stockholders' (Deficit):
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 376,275 and 527,795 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	39	54
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 731,845 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	74	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 46,847 and 64,382 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	7
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,765,739 and 2,203,009 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	377	220
Additional paid-in capital	30,768,568	23,400,408
Accumulated deficit	(37,276,812)	(34,525,025)
Total stockholders' (deficit)	(6,507,749)	(11,124,262)

Total liabilities and stockholders' (deficit)	$14,558,092	$5,707,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue (including related party revenue of $0, $7,020, $970 and $13,430, respectively)	$4,380,894	$1,853,414	$7,545,439	$4,166,537
Cost of revenue (including related party costs of $212,279, $298,172, $417,540 and $954,096, respectively)	2,946,084	1,418,242	5,200,994	3,169,438

Gross profit	1,434,810	435,172	2,344,445	997,099

Operating expenses:
Sales and marketing	75,006	15,068	132,549	40,311
Product development (including related party expense of $54,696, $57,401, $112,684 and $118,380, respectively)	75,004	57,401	145,664	140,494
Amortization of intangibles	675,095	159,173	834,268	318,346
General and administrative (including share based compensation expense of $1,112,834, $709,230, $1,615,241 and $1,650,202, respectively, and related party expenses of $106,149, $121,280, $232,781 and $244,198, respectively)	3,062,597	1,626,362	5,608,502	3,775,305

Total operating expenses	3,887,702	1,858,004	6,720,983	4,274,456

Loss from operations	(2,452,892)	(1,422,832)	(4,376,538)	(3,277,357)

Other income (expenses):
Interest expense (including related party interest expense of $18,193, $0, $30,466 and $0, respectively)	(1,592,822)	(203,874)	(3,020,410)	(248,080)
Initial derivative expense	-	(3,340,554)	(3,585,983)	(3,340,554)
Change in derivative value due to anti-dilution adjustments	-	(2,642,175)	-	(2,642,175)
Change in fair value of derivative liability	7,574,750	(339,088)	8,203,371	(904,176)
Forgiveness of debt income	-	-	24,925	-
Grant income	-	7,262	3,382	7,262
Net recognized gain (loss) on marketable securities	(757)	46	(534)	(18,740)
Total other income (expenses)	5,981,171	(6,518,383)	1,624,751	(7,146,463)

Income (Loss) before income taxes	3,528,279	(7,941,215)	(2,751,787)	(10,423,820)
Provision for income taxes	-	-	-	-
Net Income (loss)	3,528,279	(7,941,215)	(2,751,787)	(10,423,820)

Net income (loss) per common share - basic	$0.99	$(4.11)	$(0.89)	$(5.78)
Net income (loss) per common share - diluted	$(0.69)	$(4.11)	$(0.89)	$(5.78)
Weighted average common shares - basic	3,560,745	1,933,812	3,091,146	1,803,358
Weighted average common shares – diluted	5,879,481	1,933,812	3,091,146	1,803,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders' (Deficit)
For the Three and Six Months ended June 30, 2021 and 2020
(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued for Acquisitions		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,203,009	$220	$-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	175,421	18	15,591	113,036	1,271,786	-	1,384,840
Issuance of shares for Upsider acquisition	-	-	-	-	-	-			271,153	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	71,485	7	-	-	199,396	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	372,266	37	-	-	(30)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	87,674	9	-	-	(7)	-	-
Net loss three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	2,911,480	$291	286,744	$2,248,367	$25,763,456	$(40,805,091)	$(12,792,852)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	960,334	-	960,334
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	15,591	2	(15,591)	(113,036)	113,034	-	-
Issuance of shares for Upsider acquisition	-	-	-	-	-	-	271,153	27	(271,153)	(2,135,331)	2,135,304	-	-
Issuance of shares for One Wire acquisition	-	-	-	-	-	-	155,327	16	-	-	1,436,761	-	1,436,777
Issuance of shares for services	-	-	-	-	-	-	20,000	2	-	-	152,498	-	152,500
issuance of common shares upon conversion of debentures	-	-	-	-	-	-	17,687	2	-	-	67,211	-	67,213
Issuance of common shares for accounts payable	-	-	-	-	-	-	32,941	3	-	-	139,997	-	140,000
Issuance of common shares upon conversion of Series D preferred stock	(68,312)	(7)	-	-	-	-	341,560	34	-	-	(27)	-	-
Net income three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	3,528,279	3,528,279
Balance as of June 30, 2021	376,275	$39	731,845	$74	46,847	$5	3,765,739	$377	-	$-	$30,768,568	$(37,276,812)	$(6,507,749)

Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	1,447,863	$145	-	$-	$18,203,265	$(17,488,188)	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	-	-	870,722	-	870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	-	-	1,929,505	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	64,500	6	-	-	(5)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	15,704	2	-	-	(2)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	321,366	32	-	-	(26)	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(2,482,605)	(2,482,605)
Balance as of March 31, 2020	547,780	56	731,845	74	75,496	8	1,849,433	185	-	-	21,003,459	(19,970,793)	1,032,989

Stock based compensation	-	-	-	-	-	-	-	-	-	-	665,230	-	665,230
Sale of Series D Preferred stock units	1,375	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale	-	-	-	-	-	-	-	-	-	-	(26,465)	-	(26,465)
Issuance of shares for services	-	-	-	-	-	-	36,000	4	-	-	120,496	-	120,500
Issuance of common shares upon conversion of Series D preferred stock	(12,560)	(1)	-	-	-	-	62,800	6	-	-	(5)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(11,114)	(1)	55,570	6	-	-	(5)	-	-
Net loss three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(7,941,215)	(7,941,215)
Balance as of June 30, 2020	536,595	$55	731,845	$74	64,382	$7	2,003,803	$201	-	$-	$21,787,710	$(27,912,008)	$(6,123,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net loss	$(2,751,787)	$(10,423,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	834,845	318,923
Bad debt expense	58,726	12,000
Gain on forgiveness of debt	(24,925)	-
Equity based compensation expense	1,615,241	1,650,202
Recognized loss on marketable securities	534	18,740
Expenses paid through financings	-	32,500
Loan principal paid directly through grant	(2,992)	(5,964)
Amortization of debt discount and debt costs	2,486,111	214,885
Initial derivative expense	3,585,983	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Change in fair value of derivative liability	(8,203,371)	904,176
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,032,275)	19,964
Increase in accounts receivable - related parties	(5,602)	(10,115)
(Increase) decrease in prepaid expenses and other current assets	(186,329)	269,051
Increase in accounts payable and accrued liabilities	1,900,033	(118,364)
Increase in accounts payable and accrued liabilities - related parties	410,040	103,723
Increase in other liabilities	-	49,554
Increase (decrease) in deferred revenue	425,383	(58,785)
Net cash used in operating activities	(1,890,385)	(1,040,601)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	17,009
Cash and receivables acquired	220,153	-
Cash paid for acquisitions	(249,983)	-
Net cash (used) provided by investing activities	(29,830)	17,009

Cash Flows from Financing Activities
Proceeds from notes	250,000	398,545
Proceeds from convertible notes	2,153,200	2,226,000
Deferred offering costs	(473,896)	-
Payments of notes	(11,193)	(7,396)
Advances on receivables	-	180,778
Repayments of advances on receivables	-	(112,622)
Repayments of sale of future revenues	(10,904)	(261,866)
Deposit on purchase of preferred stock	-	25,000
Net cash provided by financing activities	1,907,207	2,448,439

Net increase (decrease) in cash	(13,008)	1,424,847
Cash, beginning of period	99,906	306,252

Cash, end of period	$86,898	$1,731,099

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$159,325	$86,438
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$342,554	$328,125
Debt costs deducted from convertible note proceeds	$334,800	$366,500
Intangible assets acquired	$7,066,165	$-
Notes and accrued interest converted to common stock	$356,689	$-
Common stock issued/to be issued for asset acquisitions	$4,956,948	$-
Notes payable and accrued interest exchanged for debentures	$252,430	$-
Accounts payable paid with common stock	$140,000	$-
Accrued compensation paid with common stock	$16,425	$-
Warrant derivative liability extinguished	$373,070	$2,642,175
Liabilities assumed in acquisition	$89,089	$-
Warrant derivative liability at inception	$5,960,059	$5,625,519
Preferred stock issued for accrued penalties	$-	$1,929,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in New York, New York. The Company has seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”) . RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.” The Company operates in Connecticut, Texas, New York, and California.

Recruiter.com operates an on-demand recruiting platform (the “Platform”) we have developed to help disrupt the $120 billion recruiting and staffing industry. Recruiter.com combines an online hiring platform with the world’s largest network of over 30,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and AI job-matching technology.

Our website, www.Recruiter.com, provides access to over 30,000 (as of the date of the filing) recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

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

Through our Recruiting Solutions division, we also provide consulting and staffing, and full-time placement services to employers which leverages our platform and rounds out our services.

Our mission is to grow our most collaborative and connective global platform to connect recruiters and employers and become the preferred solution for hiring specialized talent.

Reincorporation

On May 13, 2020, the Company effected a reincorporation from the State of Delaware to the State of Nevada. Following the approval by the Company’s stockholders at a special meeting held on May 8, 2020, Recruiter.com Group, Inc., a Delaware corporation (“Recruiter.com Delaware”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Recruiter.com Group, Inc., a Nevada corporation and a wholly owned subsidiary of Recruiter.com Delaware (“Recruiter.com Nevada”), pursuant to which Recruiter.com Delaware merged with and into Recruiter.com Nevada, with Recruiter.com Nevada continuing as the surviving entity. Simultaneously with the reincorporation, the number of shares of common stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares. On June 18, 2021 the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021.  Simultaneously with the reverse stock split, the company reduced the authorized shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying unaudited consolidated financial statements and footnotes has been retroactively adjusted to reflect the effects of the reverse stock split.

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

In the opinion of management, these unaudited interim financial statements as of and for the three and six months ended June 30, 2021 and 2020 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to June 30, 2021 and 2020 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in an asset acquisition and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of June 30, 2021. There were no uninsured balances as of June 30, 2021 and December 31, 2020. The Company had no cash equivalents during or at the end of either period.

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

We generate revenue from the following activities: In prior reporting periods we had two revenue streams called Marketing Solutions and Career Solutions.  We are now combining these streams and calling them Marketplace. We are also introducing a new revenue stream titled Software Subscriptions. This entails multi-month contract commitments based on the Company providing agreed upon services each month. Details on this revenue stream and revenue recognition are presented below:

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

●

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

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

●

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), the Company refunds the customer in full for all fees paid by the customer.

●

Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence.  For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace. For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

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

Software subscription revenues are recognized over the term of the subscription for access to services and/or our web-based platform. Revenue is recognized monthly over the subscription term. Any payments received prior to the time passing to provide the services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and on-demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

Marketplace advertising revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services. Marketplace career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2021 or December 31, 2020.

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

For each of the identified periods, revenues can be categorized into the following:

	Six Months Ended June 30,
	2021	2020
Recruiters on Demand	$2,754,427	$231,831
Consulting and staffing services	4,230,104	3,490,056
Permanent placement fees	228,162	290,767
Software Subscriptions	175,790	0
Marketplace Solutions	156,956	153,883
Total revenue	$7,545,439	$4,166,537

	Three Months Ended June 30,
	2021	2020
Recruiters on Demand	$1,796,948	$46,856
Consulting and staffing services	2,157,658	1,576,662
Permanent placement fees	188,196	153,140
Software Subscriptions	175,790	0
Marketplace Solutions	62,302	76,756
Total revenue	$4,380,894	$1,853,414

As of June 30, 2021 and December 31, 2020, deferred revenue amounted to $476,920 and $51,537 respectively. Deferred revenue as of June 30, 2021 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 6/30/21	Recognized Q3 2021	Recognized Q4 2021	Recognized Q1 2022	Recognized Q2 2022
Full-time Placement	$322,994	$322,994	$0	$0	$0
Software Subscriptions	85,526	56,960	11,109	10,868	6,589
Recruiters on Demand	68,400	68,400	0	0	0
TOTAL	$476,920	$448,354	$11,109	$10,868	$6,589

Revenue from international sources was approximately 4% and 2% for the six months ended June 30, 2021 and 2020, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $80,176 and $33,000 as of June 30, 2021 and December 31, 2020, respectively. Bad debt expense was $41,763 and $750 for the three-month periods ended June 30, 2021 and 2020, respectively, and $58,726 and $12,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 10%, for a total of 24%.

As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19% for a total of 51%.

For the six months ended June 30, 2021 two customers accounted for 10% of more of total revenue, at 20% and 12%, for a total of 32%.

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

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $75,006 and $15,068 for the three months ended June 30, 2021 and 2020, respectively. Advertising and marketing costs were $132,549 and $40,311 for the six months ended June 30, 2021 and 2020, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of June 30, 2021:

	Fair Value at June 30,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 3)	$890	$890	$-	$-
Warrant derivative liability (Note 9)	$8,921,615	$-	$-	$8,921,615

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Balance at January 1	$11,537,997	$612,042
Additions to derivative instruments	5,960,059	5,625,519
Reclassifications to equity upon extinguishment	(373,070)	2,642,175
(Gain) loss on change in fair value of derivative liability	(8,203,371)	904,176
Balance at June 30	$8,921,615	$9,783,912

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in 2019, including customer contracts and intellectual property, acquired on June 30, 2019, the assets acquired from Scouted and Upsider during the first quarter of 2021 (see Note 12), and the assets acquired from OneWire during the second quarter of 2021 (see Note 12). Amortization expense will be recorded on the straight line basis over the estimated economic lives.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and software platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 10,758,507 and 9,752,672 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively, because their effects would have been anti-dilutive.

	June 30,	June 30,
	2021	2020
Options	953,503	542,304
Stock awards	221,600	346,600
Warrants	2,318,736	1,461,377
Convertible notes	1,489,833	738,281
Convertible preferred stock	5,774,835	6,664,110
	10,758,507	9,752,672

Diluted loss per share for the three months ended June 30, 2021 is computed as follows:

Three months ended
June 30,
2021
Net income attributable to common shareholders	$3,528,279
Income attributable to warrant derivatives
Change in fair value of derivative	(7,574,750)
Diluted loss attributable to common shareholders	$(4,046,471)

Basic shares outstanding	3,560,745
Warrant derivative shares	2,318,736
Diluted shares outstanding	5,879,481

Diluted loss per share	$(0.69)

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

NOTE 2 - LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the six months ended June 30, 2021 where the Company had a net loss of $2,751,787 (which includes $1,615,241 of non-cash stock-based compensation expense), and net cash used in operating activities of $1,890,385. The Company completed an underwritten public offering of equity units including the overallotment for gross proceeds of $13,796,400 before deducting underwriting discounts and offering expenses in July 2021 (See Note 13 – Subsequent Events). The Company converted its entire balance of convertible debenture notes to units including common stock and warrants as part of the underwritten public offering in July 2021 (See Note 13 – Subsequent Events). In addition, the company issued 4,249,596 warrants with an exercise price of $5.50 as part of the July 2021 offering and the conversion of the convertible debentures, which could potentially generate additional capital depending on the market value of our stock, the warrant holders’ ability to exercise them, and the warrant holder’s potential ability to do a cashless exercise.

The Company expects to continue to incur losses for a period of time into the future. In addition, there is no guarantee that the warrants will be exercised or that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The Company continues to invest in sales and marketing resources as well as business operations and seek out sales contracts that should provide additional revenues and, in time, generate operating profits.

Our cash balance at August 11, 2021 was $8,942,366. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe is happening in 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19 may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of June 30, 2021 and December 31, 2020 were $42,720 for both periods and accumulated unrealized losses were $41,830 and $41,296 as of June 30, 2021 and December 31, 2020, respectively. The fair market value of available for sale marketable securities was $890 and $1,424 as of June 30, 2021 and December 31, 2020, respectively, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.01.

Net recognized gains (losses) on equity investments were as follows:

	Six Months Ended
	June 30,
	2021	2020
Net realized gains (losses) on investment sold	$-	$(2,543)
Net unrealized gains (losses) on investments still held	(534)	(16,197)

Total	$(534)	$(18,740)

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Balance - December 31	$1,424	$44,766
Additions	-	-
Proceeds on sales of securities	-	(17,009)
Recognized gain (loss)	(534)	(18,740)
Balance - June 30	$890	$9,017

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business acquisition as well as our three asset acquisitions in the first and second quarters of 2021. The aggregate goodwill recognized from our three 2021 acquisitions is $1,412,582. The Company performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill was not impaired at December 31, 2020. There were also no indicators of impairment at June 30, 2021.

Intangible Assets

During the three months ended March 31, 2021, we acquired certain intangible assets pursuant to our Scouted and Upsider acquisitions described in Note 12. During the three months ended June 30, 2021, we acquired certain intangible assets pursuant to our OneWire acquisition described in Note 12. These intangible assets aggregate approximately $5.9 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and valuations of the assets acquired and, accordingly, the estimated fair values of these intangible assets are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Intangible assets are summarized as follows:

	June 30, 2021	December 31, 2020
Customer contracts	$5,506,808	$233,107
License	2,103,926	1,726,965
Domains	32,752	-
	7,643,486	1,960,072
Less accumulated amortization	(1,998,477)	(1,164,208)
Carrying value	$5,645,009	$795,864

Amortization expense of intangible assets was $675,095 and $159,173 for the three months ended June 30, 2021 and 2020, respectively, and was $834,268 and $318,346 for the six months ended June 30, 2021 and 2020, respectively, related to the intangible assets acquired in business combinations. Approximate future amortization of intangible assets is expected to be as follows: 2021, $1,236,000; 2022, $1,995,000; 2023 $1,835,000; 2024, $461,000; 2025, $78,000; 2026, $20,000; and thereafter, $20,000. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021.

NOTE 5 - LIABILITY FOR SALE OF FUTURE REVENUES

During the three months ended March 31, 2021 our remaining agreement related to the sale of future revenues was paid in full. During the three months ended March 31, 2021, we amortized the remaining $2,719 of discount to interest expense.

NOTE 6 - LOANS PAYABLE

Term Loans

We have outstanding balances of $64,618 and $77,040 pursuant to two term loans as of June 30, 2021 and December 31, 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for February and March 2021. The SBA made payments on our behalf of $3,382 during the three months ended June 30, 2021, which have been recorded as grant income in the financial statements. These payments were applied $2,992 to principal and $390 to interest expense for the three months ended June 30, 2021.

The status of these loans as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Term loans	$64,618	$77,040
Less current portion	(30,653)	(28,249)
Non-current portion (excluding PPP loan discussed below)	$33,965	$48,791

Future principal payments under the term notes are as follows:

Year Ending December 31,

2021	$15,770
2022	30,133
2023	18,715
Total minimum principal payments	$64,618

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

2020 Debentures:

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share (see update at Note 9).

The Debentures matured on May 28, 2021, subject to a six-month extension at the Company’s option which was taken and the Company incurred $253,767 of penalty. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $5.00 per share, subject to certain adjustments.

As of June 30, 2021, there was $2,505,375 outstanding on the Debentures (see Note 8 for conversions) with no unamortized discount and debt costs.

2021 Debentures:

During January 2021, the Company entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company agreed to sell to the Purchasers a total of (i) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 699,750 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of $93,530. The Company also agreed to issue to the placement agent, as additional compensation, 139,950 common stock purchase warrants exercisable at $5.00 per share (the “PA Warrants”) (see update at Note 9).

The Debentures mature in January 2022 on the one year anniversary, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Common Stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition, the Debentures rank pari-passu with, and amounts owing thereunder shall be paid concurrently with, payments owing pursuant to and in connection with that certain offering by the Company of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and June 2020 in the aggregate principal amount of $2,953,125. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from the dates of the Purchase Agreements at an exercise price of $5.00 per share, subject to certain adjustments.

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

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus 70,996 Warrants.

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 9). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $312,835 and $568,628 for the three and six months ended June 30, 2021, respectively. Unamortized debt costs were $686,151 at June 30, 2021.

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of $1,454,097 at fair value for the warrants issued with the debt (see Note 9). The discount is being amortized over the life of the notes. Amortization expense was $447,933 and $799,140 for the three and six months ended June 30, 2021, respectively. Unamortized debt discount was $997,511 at June 30, 2021.

On July 2, 2021, the 2020 and 2021 Debentures were exchanged for common stock and warrants (See Note 13 – Subsequent Events).

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020, the Company had 1,154,967 and 1,324,022 shares of preferred stock issued and outstanding, respectively. No shares of preferred stock were issued during the six months ended June 30, 2021.

Series D Convertible Preferred Stock

Pursuant to an agreement with the holder, 8,755 shares of Series D preferred stock and 53,336 Series D warrants were cancelled in January 2021.

In January 2021, the Company issued 45,390 shares of its common stock upon conversion of 9,078 shares of its Series D Preferred Stock.

In February 2021, the Company issued 220,000 shares of its common stock upon conversion of 44,000 shares of its Series D Preferred Stock.

In March 2021, the Company issued 106,875 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

In April 2021, the Company issued 40,000 shares of its common stock upon conversion of 8,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 50,000 shares of its common stock upon conversion of 10,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 101,560 shares of its common stock upon conversion of 20,312 shares of its Series D Preferred Stock.

In May 2021, the Company issued 150,000 shares of its common stock upon conversion of 30,000 shares of its Series D Preferred Stock.

In July 2021, the Company exchanged all of its outstanding Series D Preferred Stock for shares of common stock (See Note 13 – Subsequent Events).

Series F Convertible Preferred Stock

In February 2021, the Company issued 81,195 shares of its common stock upon conversion of 16,239 shares of Series F Preferred Stock.

In March 2021, the Company issued 6,479 shares of its common stock upon conversion of 1,296 shares of Series F Preferred Stock.

In July 2021, the Company exchanged all of its outstanding Series F Preferred Stock for shares of common stock (See Note 13 – Subsequent Events).

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2021 and December 31, 2020 the Company had 3,765,739 and 2,203,009 shares of common stock outstanding, respectively.

Shares issued upon conversion of preferred stock

In January 2021, the Company issued 45,390 shares of its common stock upon conversion of 9,078 shares of its Series D Preferred Stock.

In February 2021, the Company issued 220,000 shares of its common stock upon conversion of 44,000 shares of its Series D Preferred Stock.

In February 2021, the Company issued 81,195 shares of its common stock upon conversion of 16,239 shares of Series F Preferred Stock.

In March 2021, the Company issued 106,875 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

In March 2021, the Company issued 6,479 shares of its common stock upon conversion of 1,296 shares of Series F Preferred Stock.

In April 2021, the Company issued 40,000 shares of its common stock upon conversion of 8,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 50,000 shares of its common stock upon conversion of 10,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 101,560 shares of its common stock upon conversion of 20,312 shares of its Series D Preferred Stock.

In May 2021, the Company issued 150,000 shares of its common stock upon conversion of 30,000 shares of its Series D Preferred Stock.

Reverse Stock Split

On June 18, 2021 the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021.  Simultaneously with the reverse stock split, the Company reduced the authorized shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying consolidated financial statements and footnotes has been retroactively adjusted to reflect the effects of the reverse stock split.

Shares issued for Business Acquisitions

In January and June 2021, we issued a total of 175,421 and 15,591 shares of common stock, respectively pursuant to the Scouted acquisition. In April 2021, we issued a total of 271,153 shares of common stock pursuant to the Upsider acquisition. In May 2021, we issued a total of 155,327 shares of common stock pursuant to the OneWire acquisition. All transactions are more fully described in Note 12.

Shares granted for services

On June 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 and $297,672 during the three and six months ended June 30, 2021, respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. The shares have not been issued at June 30, 2021.

In March 2021, we issued to Mr. Sohn 1,625 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

In April 2021, we issued 20,000 shares to a vendor for services valued at $152,500.

Shares issued upon conversion of convertible notes

During the three months ended March 31, 2021, the Company issued 71,485 shares of its common stock upon conversion of $283,637 of convertible notes payable and related accrued interest of $2,302 (see note 7).

During the three months ended June 30, 2021, the Company issued 17,687 shares of its common stock upon conversion of $70,750 of convertible notes payable (see note 7).

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On March 9, 2021 the Company granted to employees an aggregate of 159,000 options to purchase common stock, exercisable at $8.625 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on June 9, 2021. The options have been valued at $1,371,231 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $342,808 and $428,510 related to the options during the three and six months ended June 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 346%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On February 10, 2021 the Company granted to a director 20,000 options to purchase common stock, exercisable at $6.75 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years with the first portion vesting on May 10, 2021. The options have been valued at $134,986 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $11,249 and $17,549 related to the options during the three and six months ended June 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 354%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On March 24, 2021 the Company granted to a director 20,000 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years, with the first portion vesting on June 24, 2021. The options have been valued at $162,491 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $13,541 and $14,669 related to the options during the three and six months ended June 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 359%, (3) risk-free interest rate of 0.83%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to employees an aggregate of 11,800 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on August 8, 2021. The options have been valued at $95,925 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $15,988 related to the options during the three and six months ended June 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to employees an aggregate of 12,000 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on August 8, 2021. The options have been valued at $97,551 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $8,129 related to the options during the three and six months ended June 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to consultants an aggregate of 16,600 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on August 8, 2021. The options have been valued at $134,946 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $22,491 related to the options during the three and six months ended June 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to consultants an aggregate of 8,800 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vested immediately upon issuance. We have recorded compensation expense of $71,538 related to the options during the three and six months ended June 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On June 30, 2021 the Company granted to an employee 29,000 options to purchase common stock, exercisable at $4.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options vested immediately upon issuance. We have recorded compensation expense of $65,315 related to the options during the three and six months ended June 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 135%, (3) risk-free interest rate of 0.07%, (4) expected term of 1 year.

During the three and six months ended June 30, 2021, we recorded $260,440 and $520,880 of compensation expense, respectively related to stock options granted in prior years.

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

During the three and six months ended June 30, 2021, the Company recorded other income of $1,619,531 and $2,097,826, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $2,192,568 as of June 30, 2021, determined using the Black Scholes model based on a risk-free interest rate of 0.46% - 0.665%, an expected term of 2.75 - 3.9 years, an expected volatility of 213% - 313% and a 0% dividend yield.

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

As of the issuance date of the 2021 Debenture warrants, the Company determined a fair value of $5,040,080 for the 770,746 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% - 216% and a 0% dividend yield. Of this amount, $1,454,097 was recorded as debt discount (see Note 7) and $3,585,983 was charged to expense as initial derivative expense.

As of the issuance date of the 2021 placement agent warrants, the Company determined a fair value of $919,979 for the 139,950 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% and a 0% dividend yield. The value of $919,979 has been recorded as a debt discount for debt cost (see Note 7). In June 2021, we amended the debenture agreement and reduced the number of placement agent warrants from 139,950 to 36,364.

During the three and six months ended June 30, 2021, the Company recorded other income of $5,955,219 and $6,105,545, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $6,729,047 as of June 30, 2021, determined using the Black Scholes model based on a risk-free interest rate of 0.25% - 0.355%, an expected term of 1.91 - 2.6 years, an expected volatility of 180% - 203% and a 0% dividend yield.

The number of placement agent warrants issued in 2020 and 2021 was reduced subsequent to June 30, 2021,from 287,606 to 72,728, and the exercise price was increased to $6.25.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are currently not involved in any material litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Leases:

On June 30, 2019, the Company entered into a sublease with a related party (see Note 11) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continue at that rate for the remainder of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $269,054 on June 30, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease.

For the six months ended June 30, 2021, lease costs amounted to $71,014 which includes base lease costs of $44,526 and common area and other expenses of $26,488. For the six months ended June 30, 2020, lease costs amounted to $74,286 which includes base lease costs of $43,155 and common area and other expenses of $31,131. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

Right-of-use asset (“ROU”) is summarized below:

June 30, 2021
Operating office lease	$269,054
Less accumulated reduction	(165,101)
Balance of ROU asset at June 30, 2021	$103,953

Operating lease liability related to the ROU asset is summarized below:

June 30, 2021
Total lease liability	$269,054
Reduction of lease liability	(165,101)
Total	103,953
Less short term portion as of June 30, 2021	(73,378)
Long term portion as of June 30, 2021	$30,575

In July 2021, we cancelled the remaining term of the lease with no future payments remaining (see Note 11).

COVID-19 Uncertainty:

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn has had a negative impact on the recruitment and staffing industry. According to a June 2020 report from CEO Today, the U.S. staffing industry, which previously boasted a market size of $152 billion fell to roughly $119 billion since the COVID-19 outbreak; bringing it down to its lowest level since 2013. This represents a 21% decrease from 2019.

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

While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will continue to improve later in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe has begun and will continue throughout 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

We may also depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19 may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us. If we are unable to raise additional capital, we may not be able to meet our obligations as they come due, raising substantial doubt as to our ability to continue as a going concern.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through June 30, 2021 no fees were due or payable under this arrangement. In July 2021, we ended our arrangement with this consultant and no future payments will be due to either party.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 and $13,500 during each of the three- and six-month periods ended June 30, 2021, respectively. The term of the consulting agreement was completed in March 2021. We have recorded consulting fees expense of $13,500 and $27,000 during each of the three and six month periods ended June 30, 2020, respectively. At June 30, 2021, $93,500 of the Genesys finder’s fee and $22,500 of monthly fee expense is included in accrued compensation. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and the platform underlying our operations. This arrangement was oral prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. A consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Payments to this firm were $54,696 and $57,401 for the three months ended June 30, 2021 and 2020, respectively, Payments to this firm were $112,684 and $118,380 for the six months ended June 30, 2021 and 2020, respectively. These payments are included in product development expense in our consolidated statement of operations.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assists with closing a recruiting program. During the three months ended June 30, 2021 and 2020, we charged to operating expenses $46,914 and $48,453 for services provided by Opptly. During the six months ended June 30, 2021 and 2020, we charged to operating expenses $87,028 and $86,930 for services provided by Opptly. As of June 30, 2021, the Company owes Opptly $116,880 in payables. As of August 6, 2021 we have paid off all remaining payables to Opptly and amended our agreement. We will continue with the License Agreement but have cancelled the sales subscription and services agreements. There could be other fees that will be owed as incurred, based on communication overages.

Icon Information Consultants performs certain the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $36,091 and $71,323 for the three and six months ended June 30, 2021, respectively, and was $36,091 and $69,318 for the three and six months ended June 30, 2020, respectively. EOR costs related to customers processed by Icon Canada was $33,748 and $66,692 for the three and six months ended June 30, 2021, respectively, and was $33,784 and $64,854 for the three and six months ended June 30, 2020, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of June 30, 2021, the Company owed Icon $1,065,997 in payables and Icon Canada owes $23,775 (included in accounts receivable) to the Company. During the three and six months ended June 30, 2021, we charged to cost of revenue $178,531 and $333,103, respectively, related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2020, we charged to cost of revenue $264,928 and $889,242, respectively, related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2021, we charged to operating expenses $59,235 and $132,253, respectively, related to management fees, rent and other administrative expense. During the three and six months ended June 30, 2020, we charged to operating expenses $59,327 and $130,268, respectively, related to management fees, rent and other administrative expense. During the three and six months ended June 30, 2021, we charged to interest expense $18,193 and $30,466, respectively, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. Icon will continue to provide EOR services on an as needed basis.

We also recorded placement revenue from Icon of $0 and $7,020 during the three months ended June 30, 2021 and 2020, respectively, and $970 and $13,430 during the six months ended June 30, 2021 and 2020, respectively. We have a receivable from Icon of $22,951 which is included in accounts receivable at June 30, 2021.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during the three months ended March 31, 2021. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the three months ended June 30, 2021 and a balance owed of $11,944 as of June 30, 2021.

NOTE 12 - BUSINESS COMBINATIONS

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all assets of RLJ Talent Consulting, Inc., d/b/a Scouted, (“Scouted”) (the “Scouted Asset Purchase”). As consideration for the Scouted Asset Purchase, Scouted shareholders are entitled to a total of 560,408 shares of our restricted Common Stock (valued at $1,625,183 based on a $2.90 per share acquisition date price), of which 82,877 shares of stock will be held in reserve and are recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The Scouted Asset Purchase will be accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”), along with a de minimis amount of other assets. The Company has completed the purchase price allocation of the $1.8 million for the acquired intangible assets during the second quarter of 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Sales and client relationships and contracts	$1,382,076
Intellectual property	98,721
Domains	18,000
Goodwill	306,386
$1,805,183

Upsider Asset Purchase

Effective March 25, 2021, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders will receive net cash of $69,983 and a total of 807,734 shares of our common stock (the “Consideration Shares”) (valued at $2,544,362, based on a $3.15 per share acquisition date price), of which 129,851 of the Consideration Shares will be held in reserve and are recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider may also receive earn-out consideration of up to $1,394,760, based on the attainment of specific targets during the six months following closing. We have recorded the fair value of the contingent earn-out consideration of $1,325,003 at June 30, 2021. The total purchase price is approximately $3.9 million. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. The Company also assumed a small amount of liabilities in the form of net payables. The Company is utilizing Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

The Company also entered into a Registration Rights Agreement with Upsider (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Six-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Upsider shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Six-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Sales and client relationships and contracts	$3,130,773
Intellectual property	156,539
Domains	4,600
Goodwill	736,525
Accounts payable	(89,089)
$3,939,348

OneWire Asset Purchase

Effective May 10, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders will receive a total of 388,318 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $3.231894, the volume-weighted average price of the common stock for the 30-day period immediately prior to the Closing Date (as defined in the APA). 77,664 of the Consideration Shares are subject to forfeiture pursuant to APA provisions regarding a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, along with a de minimis amount of other assets.The Company has completed the purchase price allocation of the $1.3 million for the acquired intangible assets during the second quarter of 2021. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent.

The Company also entered into a Registration Rights Agreement with OneWire (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Six-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, OneWire shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Six-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$54,868
Accounts receivable	165,285
Sales and client relationships and contracts	760,852
Intellectual property	121,700
Domains	10,152
Goodwill	369,671
$1,482,528

Pro Forma Information

The results of operations of Scouted, Upsider and OneWire are included in the Company’s consolidated financial statements from the dates of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Revenue	$7,828,953	$4,858,874
Net Loss	$(3,666,251)	$(12,000,082)
Loss per common share, basic and diluted	$(1.09)	$(4.96)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 - SUBSEQUENT EVENTS

Shares Issued For Cash

On July 2, 2021 the Company issued 2,400,000 shares of common stock at a price of $4.99 per share and 2,400,000 common stock warrants at a price of $0.01 per share in an underwritten public offering of 2,400,000 units. The warrants have an exercise price of $5.50.

On July 2, 2021 the Company issued 360,000 common stock warrants at a price of $0.01 per share upon exercise of the underwriter’s over-allotment option as part of the underwritten public offering. The warrants have an exercise price of $5.50.

On July 8, 2021 the Company issued 360,000 shares of common stock at a price of $4.99 per share upon exercise of the underwriter’s over-allotment option as part of the underwritten public offering.

The Company received gross proceeds of $13,796,400 from the underwritten public offering discussed above before deducting underwriting discounts and offering expenses.

Issuance of Warrants

On July 2, 2021 the Company issued a pre-funded warrant to purchase 587,945 shares of common stock to one previous Series D holder. The warrants have an exercise price of $.01.

On July 2, 2021 the Company issued 240,000 Representative warrants with an exercise price of $6.25 in conjunction with the underwritten public offering.

On July 8, 2021 the Company issued 36,000 Representative warrants with an exercise price of $6.25 in conjunction with the underwritten public offering.

Shares issued upon conversion of preferred stock

On July 2, 2021 the Company issued 1,293,430 shares of common stock upon the conversion of 376,275 shares of its Series D preferred stock.

On July 2, 2021 the Company issued 3,229,225 shares of common stock upon the conversion of 645,845 shares of its Series E preferred stock.

On July 2, 2021 the Company issued 234,237 shares of common stock upon the conversion of 46,847 shares of its Series F preferred stock.

Shares issued upon conversion of common stock warrants

On July 2, 2021 the Company issued 522,108 shares of common stock upon the conversion of 522,108 Series D warrants.

Shares issued upon conversion of convertible notes

On July 2, 2021 the Company issued 1,489,437 shares of common stock upon the conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/June 2020.

Common Stock Options

On July 8, 2021 the Company granted to employees an aggregate of 110,000 options to purchase common stock, exercisable at $4.96 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on October 8, 2021.

Business Acquisition

Effective July 7, 2021, Recruiter.com Group, Inc. (the “Company”), a Nevada corporation, entered into and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Parrut, Inc. (“Parrut”), and certain individuals named therein. Parrut does business as Uncubed and, pursuant to the Purchase Agreement, the Company acquired the assets of the Technology Solutions Division of Uncubed. The purchased assets include assets related to Finalist, an online marketplace for sourcing and screening early-professional software and data candidates and assets related to Uncubed’s job board technology and candidate engagement platform which includes Mediabistro, a job board and professional community for media, content, and creative professionals.

The amount due at closing was $3,500,000, consisting of $500,000 in cash, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023, and 257,545 of the Company’s common stock (the “Common Stock”), obtained by dividing $1,250,000 by the volume-weighted average price of the Company for the five consecutive trading days immediately prior to the closing date. At the date of closing the stock is valued at $1,264,551. In addition, the Purchase Agreement includes “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of Common Stock (the “Earn-Out Consideration”). The Company’s preliminary estimate of the fair value of this contingent consideration was $1,234,069. The Earn-Out Consideration Parrut may be entitled to is equal to 1.35 times the revenue derived or generated by Company or any of its affiliates from the Purchased Assets achieved during the twelve-month period immediately following the closing date.

The Company also entered into a Registration Rights Agreement with Parrut (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Six-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Parrut shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Six-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Cash	$10,702
Accounts receivable	17,720
Prepaid Assets	11,910
Intangible Assets	4,708,288
$4,748,620

The Company is in the process of completing its accounting and valuations of the assets acquired and the liabilities assumed and, accordingly, the estimated fair values of assets acquired and the allocation of purchase price noted above is provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Pro Forma Information

The results of operations of Parrut will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the six months ended June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Revenue	$8,101,039	$4,703,317
Net Loss	$(3,551,555)	$(11,446,846)
Loss per common share, basic and diluted	$(1.06)	$(5.55)

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

Overview

Recruiter.com Group, Inc. (“we,” “the Company”, “Recruiter.com”, “us”, “our”) operates an on-demand recruiting platform aiming to disrupt the $120 billion recruiting and staffing industry. We combine an online hiring platform with the world’s largest network of over 29,000 small and independent recruiters. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by virtual teams of Recruiters On Demand and Video and Artificial Intelligence (“AI”) job-matching technology.

Our website, www.Recruiter.com, provides employees seeking to hire access to over 30,000 independent recruiters and utilizes an innovative web platform, with integrated AI-driven candidate to job matching and video screening software to more easily and quickly source qualified talent.

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

Through our Recruiting Solutions division, we also provide consulting and staffing, and full-time placement services to employers which leverages our platform and rounds out our services.

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

●

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

28

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

●

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), the Company refunds the customer in full for all fees paid by the customer.

●

Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence.  For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace. For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID- 19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we expect later in 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

Quarter Overview

During the three months ended June 30, 2021, the Company focused on completing the Nasdaq Capital Market (“Nasdaq”) listing process, working with our investment banking firm to raise capital, the continued development of its innovative technology and platform offerings, strategic merger and acquisition opportunities, improving the results of sales and marketing, engagement of its growing network of recruiters, and implementing new financial systems and practices. Company management also continued developing its public relations outreach efforts and worked on successfully integrating the staff and assets from its multiple acquisitions.

Overall, the Company continued its shift toward software and on-demand recruiting, re-orienting the company toward high margin, growth-oriented business.

Our key highlights during the three months ended June 30, 2021, include the following:

 Nasdaq Listing and Process

●	Completed a 1 for 2.5 reverse split of our issued and outstanding common stock in order to meet the initial listing requirements of the Nasdaq;

●	Our common stock and warrants began trading on Nasdaq on June 30, 2021.

Acquired one technology company:

●	OneWire, a leading SaaS-based financial services recruiting and sourcing platform

Select Achievements:

●	Formed a partnership with WeWork, the global flexible workspace provider, to bring on-demand hiring services to the WeWork startup ecosystem;

●	Achieved 29,236 recruiters on the Platform as of June 30, 2021;

●	Partnered with Karmacheck, LinkedIn Co-Founder Eric Ly’s latest venture focused on reimaging the candidate background check experience;

●	Launched our “First Job” initiative to deliver curated talent pipelines of qualified first-time job seekers to employers across the US;

●

Received multiple media appearances for the Recruiter Index, Recruiter.com's proprietary survey of recruiter sentiment on the job market and hiring and recruiting demand. Most notably, Evan Sohn appeared on CNBC on June 3, 2021 and Yahoo Finance Live on June 4, 2021, to discuss the job market conditions.

Since June 30, 2021, our key highlights include the following:

●

Effective July 2, 2021, we closed an upsized underwritten public offering of 2,400,000 units at a price to the public of $5.00 per unit, for gross proceeds of $12,000,000 before deducting underwriting discounts and offering expenses. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 per share. The common stock and warrants were immediately separable from the units and were issued separately. The warrants were exercisable immediately and expire five years from the date of issuance. In addition, we granted the underwriters a 45-day option to purchase up to an additional 360,000 shares of Common Stock and 360,000 warrants, or any combination thereof, to cover over-allotments;

●

Underwriters purchased 360,000 warrants at a price of $0.01 per share and closed the sale of an additional 360,000 shares of common stock at a price of $4.99 per share less underwriting discounts and commissions, pursuant to the exercise of the underwriter’s over-allotment option in connection with the underwritten public offering that closed on July 2, 2021

●

Acquired the technology division of Uncubed, including assets related to Finalist, an online marketplace for sourcing and screening diverse early-professional software and data candidates and a tech-driven alternative to traditional offline campus recruiting, and assets related to Uncubed’s job board technology and candidate engagement platform which includes Mediabistro, the leading job board and professional community for media, content, and creative professionals;

●

Appointed Xuan Smith as Chief Technology Officer, with over a decade of technology leadership roles at multiple startups. Ashley Saddul, previous Chief Technology Officer, moved to the position of Chief Web Officer, to focus on Recruiter.com’s Internet presence;

●	Surpassed 30,000 recruiters in our On-Demand network and community.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

Revenue

The Company had revenue of $4,380,894 for the three-month period ended June 30, 2021, as compared to $1,853,414 for the three-month period ended June 30, 2020, representing an increase of $2,527,480 or 136%. This increase resulted primarily from an increase in our Recruiters on Demand business of $1,750,092 or 3735% due to significant growth in new customers, some of which we acquired, on July 1, 2020. We also had an increase in our Consulting and Staffing business of $580,996 or 37% from internal growth from some of our long-term customers as well as new customers. Additionally, we launched Software Subscriptions during the quarter which contributed $175,790 in new revenue, which had no contribution in 2020. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $2,946,084 for the three-month period ended June 30, 2021, which included related party costs of $212,279, compared to $1,418,242 for the 2020 three-month period, representing an increase of $1,527,842 or 107.7% and included related party costs of $298,712 in 2020. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended June 30, 2021 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division), as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended June 30, 2021 was $1,434,810, producing a gross profit margin of 32.8%. Our gross profit for the corresponding 2020 three-month period was $435,172, producing a gross profit margin of 23.5%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as our Recruiters on Demand revenue and Software Subscriptions have higher gross margins than our staffing revenue.

Operating Expenses

We had total operating expense of $3,887,702 for the three-month period ended June 30, 2021 compared to $1,858,004 for the corresponding three-month period  in 2020, an increase of $2,029,698 or 109,2%. This increase was primarily due to the higher general and administrative expense as well as higher amortization of intangibles expense.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2021 was $75,006 compared to $15,068 for the corresponding three-month period in 2020, which reflects an increase in advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended June 30, 2021 increased to $75,004 from $57,401 for the corresponding period in 2020. This increase is attributable to the timing of launching new development projects. The product development expense included $54,696 and $57,401 for the three months ended June 30, 2021 and 2020, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles

For the three-month period ended June 30, 2021, we incurred a non-cash amortization charge of $675,095 as compared to $159,173 for the corresponding period in 2020. The amortization expense relates to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), Scouted, Upsider and OneWire.

General and Administrative

General and administrative expense for the three-month period ended June 30, 2021 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2021, our general and administrative expense was $3,062,597, including $1,112,834 of non-cash stock-based compensation. In 2020, for the corresponding period, our general and administrative expense was $1,626,362 including $709,230 of non-cash stock-based compensation. This increase is attributable primarily to increases in compensation supporting the growth in our Recruiters on Demand business and employees from Scouted, Upsider and OneWire that joined the Company in 2021. We also had increased expense for software tools.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2021 was income of $5,981,171 compared to a loss of $6,518,383 in the corresponding 2020 period. The primary reason for the increase of $12,499,554 is due to non-cash income of $7,574,750 resulting from a change in the fair value of the derivative liability from our outstanding warrants as compared to a non-cash loss of $2,642,175 in the prior year period. As our common stock price increases, we incur an expense and contrarily if our common stock decreases. Additionally, we recorded no non-cash initial derivative expense in 2021 but had an initial derivative expense of $3,340,554 in 2020 from the convertible note financings completed in May and June of 2020. Other income was partially offset by an increase in primarily non-cash interest expense of $1,388,948 reflecting the debt discount amortization and finance costs from the convertible note financings completed in May and June of 2020 and January of 2021.

Net Income (Loss)

For the three-months ended June 30, 2021, we had net income of $3,528,279 compared to a net loss of $7,941,215 during the corresponding three-month period in 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

Revenue

The Company had revenue of $7,545,439 for the six-month period ended June 30, 2021, as compared to $4,166,537 for the six-month period ended June 30, 2020, representing an increase of $3,378,902 or 81%. Additionally, we diversified our revenue base as the top 2 customers for the six-month period ended June 30, 2021 represented 32% of sales, whereas the top 2 customers in the prior year period represented 50% of revenue. The year over year increase in revenue resulted primarily from an increase in our Recruiters on Demand business of $2,522,596 or 1008% due to significant growth in new customers, some of which we acquired, on July 1, 2020. We also had an increase in our Consulting and Staffing business of $740,048 or 21% from internal growth from some of our long-term customers. Additionally, we launched Software Subscriptions during the second quarter of 2021 which contributed $175,790 in new revenue, which had no contribution in 2020. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $5,200,994 for the six-month period ended June 30, 2021, which included related party costs of $417,540, compared to $3,169,438 for the 2020 six-month period, representing an increase of $2,031,556 or 64.1% and included related party costs of $954,096. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the six-month period ended June 30, 2021 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division).

Our gross profit for the six-month period ended June 30, 2021 was $2,344,445, producing a gross profit margin of 31.1%. Our gross profit for the corresponding 2020 six-month period was

$997,099, producing a gross profit margin of 23.9%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as our Recruiters on Demand revenue and Software Subscriptions have higher gross margins than our staffing revenue.

Operating Expenses

We had total operating expense of $6,720,983 for the six-month period ended June 30, 2021 compared to $4,274,456 in the 2020 period, an increase of $2,446,527 or 57.2%. This increase was primarily due to the higher general and administrative expense as well as higher amortization of intangibles expense.

Sales and Marketing

Our sales and marketing expense for the six-month period ended June 30, 2021 was $132,549 compared to $40,311 for the corresponding six-month period in 2020, which reflects an increase in advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the six-months ended June 30, 2021 increased to $145,664 from $140,494 for the corresponding period in 2020. This increase is attributable to the timing of launching new development projects. The product development expense included $112,684 and $118,380 for the six months ended June 30, 2021 and 2020, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles

For the six-month period ended June 30, 2021, we incurred a non-cash amortization charge of $834,268 as compared to $318,346 for the corresponding period in 2020. The amortization expense relates to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), Scouted, Upsider, and OneWire.

General and Administrative

General and administrative expense for the six-month period ended June 30, 2021 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six-month period ended June 30, 2021, our general and administrative expense was $5,608,502, including $1,615,241 of non-cash stock-based compensation. In 2020, for the corresponding period, our general and administrative expense was $3,775,305 including $1,650,202 of non-cash stock-based compensation. This increase is attributable primarily to increases in compensation supporting the growth in our Recruiters on Demand business and employees from Scouted, Upsider and OneWire that joined the Company in 2021. We also had increased expense for software tools and investor relations.

Other Income (Expense)

Other income (expense) for the six-month period ended June 30, 2021 was $1,624,751 compared to a loss of $7,146,463 in the corresponding 2020 period. The primary reason for the increase of $8,771,214 is due to non-cash income of $8,203,371 resulting from a change in the fair value of the derivative liability from our outstanding warrants as compared to a non-cash loss of $2,642,175 in the prior year period. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. Other income was partially offset by an increase in primarily non-cash interest expense of $2,772,330 reflecting the debt discount amortization and finance costs from the convertible note financings completed in May and June of 2020 and January of 2021.

Net Income (Loss)

For the six-months ended June 30, 2021, we had a net loss of $2,751,787 compared to a net loss of $10,423,820 during the corresponding six-month period in 2020.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended June 30,
	2021	2020

Net Income (loss)	$3,528,279	$(7,941,215)
Interest expense and finance cost, net	1,592,822	203,874
Depreciation & amortization	675,384	159,461
EBITDA (loss)	5,796,485	(7,577,880)
Bad debt expense	41,763	750
Initial derivative expense	-	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Loss (gain) on change in fair value of derivative	(7,574,750)	339,088
Stock-based compensation	960,334	709,230
Adjusted EBITDA (Loss)	$(776,168)	$(546,083)

	Six months Ended June 30,
	2021	2020
Net loss	$(2,751,787)	$(10,423,820)
Interest expense and finance cost, net	3,020,410	248,080
Depreciation & amortization	834,845	318,923
EBITDA (loss)	1,103,468	(9,856,817)
Bad debt expense	58,726	12,000
Forgiveness of debt income	(24,925)	-
Initial derivative expense	3,585,983	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Loss (gain) on change in fair value of derivative	(8,203,371)	904,176
Stock-based compensation	1,615,241	1,650,202
Adjusted EBITDA (Loss)	$(1,864,878)	$(1,307,710)

Liquidity and Capital Resources

For the six months ended June 30, 2021, net cash used in operating activities was $1,890,385, compared to net cash used in operating activities of $1,040,601 for the corresponding 2020 period. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business. For the six months ended June 30, 2021, net loss was $2,751,787. Net loss includes non-cash items of depreciation and amortization expense of $834,845, bad debt expense of $58,726, gain on forgiveness of debt of $24,925, equity based compensation expense of $1,615,241, recognized loss on marketable securities of $534, loan principal paid directly through grant of $2,992, amortization of debt discount and debt costs of $2,486,111, initial derivative expense of $3,585,983, and a positive change in fair value of derivative liability of $8,203,371. For the six months ended June 30, 2021, net loss (after adjusting for the prior non-cash items) was $2,419,739. Accounts receivable increased by $2,037,877 and prepaid expenses and other current assets decreased by $186,329. Accounts payable, accrued liabilities, and deferred revenue increased in total by $2,735,456.

For the six months ended June 30, 2020, net loss was $10,423,820. Net loss includes non-cash items of depreciation and amortization expense of $318,923, bad debt expense of $12,000, equity based compensation expense of $1,650,202, recognized loss on marketable securities of $18,740, expenses paid through financings of $32,500, loan principal paid directly through grant of $5,964, amortization of debt discount and debt costs of $214,885, initial derivative expense of $3,340,554, a negative change in derivative value due to anti-dilution adjustments of $2,642,175, and a negative change in fair value of derivative liability of $904,176. For the six months ended June 30, 2020, net loss (after adjusting for the prior non-cash items) was $1,295,629. Accounts receivable and prepaid expenses together increased by $278,900. Accounts payable, accrued liabilities, other liabilities and deferred revenue in total decreased by $23,872.

For the six months ended June 30, 2021, net cash used in investing activities was $29,830 due to $249,983 cash used for acquisitions offset in part by $220,153 cash and receivables acquired, compared to $17,009 of cash provided by investing activities in the six months ended June 30, 2020, which resulted primarily from the sale of marketable securities.

For the six months ended June 30, 2021, net cash provided by financing activities was $1,907,207. The principal factors were $2,153,200 from the sale of convertible notes, net of original issue discounts and offering costs. In the 2020 period, financing activities provided $2,448,439, primarily due to $2,226,000 from the sale of convertible notes, net of original issue discounts and offering costs.

The Company has a history of net losses, including the accompanying financial statements for the six months ended June 30, 2021 where the Company had a net loss of $2,751,787 (which includes $1,615,241 of non-cash stock-based compensation expense), and net cash used in operating activities of $1,890,385. The Company completed an underwritten public offering including the overallotment for gross proceeds of $13,796,400 before deducting underwriting discounts and offering expenses in July 2021 (See Note 13 – Subsequent Events). The Company converted its entire balance of convertible debenture notes to units including common stock and warrants as part of the underwritten public offering in July 2021 (See Note 13 – Subsequent Events). In addition, the company issued 4,249,596 warrants with an exercise price of $5.50 as part of the July 2021 offering and the conversion of the convertible debentures, which could potentially generate additional capital depending on the market value of our stock, the warrant holders’ ability to exercise them, and the warrant holder’s potential ability to do a cashless exercise.

The Company expects to continue to incur losses for a period of time into the future. In addition, there is no guarantee that the warrants will be exercised or that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The Company continues to invest in sales and marketing resources as well as business operations and seek out sales contracts that should provide additional revenues and, in time, generate operating profits.

Our cash balance at August 11, 2021 was $8,942,366. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

To date, underwritten public and private placement offerings have been our primary source of liquidity and we expect to fund future operations through cash on hand as well as additional securities offerings. We had also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. However, the COVID-19 pandemic and debt covenants under outstanding debt and other financing arrangements have affected the Company’s ability to receive advances against its future accounts receivable as discussed in more detail below.

Financing Arrangements

Term Loans

We have outstanding balances of $64,618 and $77,040 pursuant to two term loans as of June 30, 2021 and December 31, 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76.0%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven.

Common Stock Offering

The Company closed the underwritten public offering pursuant to a Registration Statement on Form S-1, as amended, on July 2, 2021, which was declared effective by the SEC on June 29, 2021.  The net proceeds to the Company from the underwritten public offering, before deducting underwriting discount, the underwriters’ fees and expenses and the Company’s estimated underwritten public offering expenses, were $13,796,400.

Senior Subordinated Secured Convertible Debentures

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000 and reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share.

The Debentures mature on May 28, 2021, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock at any time following the date of issuance at the purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Company’s obligations under the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

On January 5, 2021, the Company entered into a Securities Purchase Agreement, effective January 5, 2021 (the “Purchase Agreement”), with two accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $562,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 140,625 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $500,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $50,000 (10% of the gross proceeds) and fees related to the offering of the Debentures of approximately $40,000. The Company also agreed to issue to the placement agent, as additional compensation, 28,126 common stock purchase warrants exercisable at $5.00 per share (the “PA Warrants”). Gunnar acted as placement agent for the offering of the Debentures.

On January 20, 2021, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with eighteen accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers a total of (i) $2,236,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 557,926 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. Gunnar acted as placement agent for the offering of the Debentures. The Company received a total of $1,988,000 in gross proceeds from the offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including Gunnar’s commission of $191,270 (10% of the gross proceeds minus $7,500 paid to Gunnar’s counsel) and additional fees related to the offering of the Debentures of approximately $50,500. The Company also agreed to issue to Gunnar, as additional compensation, 111,826 common stock purchase warrants exercisable at $5.00 per share (the “PA Warrants”).

The Debentures mature on January 5th and January 20th, 2022 respectively, subject to a six-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Common Stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition the Debentures rank pari-passu with, and amounts owing thereunder shall be paid concurrently with, payments owing pursuant to and in connection with that certain offering by the Company of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and June 2020 in the aggregate principal amount of $2,953,125. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from January 5th and January 20th, 2021 respectively at an exercise price of $5.00 per share, subject to certain adjustments.

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

On July 2, the Company issued 1,489,437 shares of common stock upon the conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through 7/2/21 and a penalty amount of $253,767 on the convertible debentures issued in May/June 2020.

The Company does believe we can meet our working capital needs for the next 12 months, although circumstances may arise that we would choose to raise capital through debt or equity offerings. Additionally, any future sales of securities to finance our operations will likely dilute existing shareholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow. Longer term, if we are unable to raise sufficient capital to fund our operations, it is likely that we will be forced to reduce or cease operations.

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

●

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with us or our providers acting as the employer of record, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

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

●

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), the Company refunds the customer in full for all fees paid by the customer.

●

Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence.  For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace. For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

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

Software subscription revenues are recognized over the term of the subscription for access to the web-based platform. Revenue generated from the enhanced support package and on-demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees are recognized at the point-in-time when the 90-day guarantee expires.

Marketplace advertising revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services. Marketplace career Services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2020, management has determined that, as of June 30, 2021, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

The Company anticipates that, prior to December 31, 2021, it will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2021, the Company issued 40,000 shares of its common stock upon conversion of 8,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 50,000 shares of its common stock upon conversion of 10,000 shares of its Series D Preferred Stock.

In April 2021, the Company issued 101,560 shares of its common stock upon conversion of 20,312 shares of its Series D Preferred Stock.

In April 2021, we issued 20,000 shares to a vendor for services valued at $152,500.

In May 2021, the Company issued 150,000 shares of its common stock upon conversion of 30,000 shares of its Series D Preferred Stock.

During the three months ended June 30, 2021, the Company issued 17,688 shares of its common stock upon conversion of $70,750 of convertible notes payable (see note 7).

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Asset Purchase Agreement, dated May 10, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Onewire, Inc., OneWire Holdings, LLC, and Eric Stutzke	10-Q	5/14/21	10.8
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive and Principal Financial Officer (906)				X*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

