Form 10-Q
period 2021-09-30
Recruiter.com Group, Inc.
filed 2021-11-15
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

___________________________________________________________

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

As of November 1, 2021, the number of shares of the registrant’s common stock outstanding was 14,394,329.

		Page
		number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	4
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

Part II - Other Information
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets:
Cash	$5,346,769	$99,906
Accounts receivable, net of allowance for doubtful accounts of $125,158 and $33,000, respectively	5,160,642	942,842
Accounts receivable - related parties	26,081	41,124
Prepaid expenses and other current assets	287,778	167,045
Investments - marketable securities	-	1,424

Total current assets	10,821,270	1,252,341

Property and equipment, net of accumulated depreciation of $2,693 and $1,828, respectively	770	1,635
Right of use asset - related party	-	140,642
Intangible assets, net	9,362,993	795,864
Goodwill	9,161,486	3,517,315

Total assets	$29,346,519	$5,707,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$813,051	$616,421
Accounts payable - related parties	106,968	779,928
Accrued expenses	1,023,298	423,237
Accrued expenses - related party	-	8,000
Accrued compensation	321,158	617,067
Accrued compensation - related party	116,000	122,500
Accrued interest	34,502	60,404
Contingent consideration for acquisitions	2,375,763	-
Liability on sale of future revenues, net of discount of $0 and $2,719, respectively	-	8,185
Deferred payroll taxes	23,333	159,032
Other liabilities	17,333	14,493
Loans payable - current portion	1,752,094	28,249
Convertible notes payable, net of unamortized discount and costs of $0 and $1,205,699, respectively	-	1,905,826
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	-	11,537,997
Lease liability - current portion - related party	-	73,378
Deferred revenue	677,506	51,537

Total current liabilities	7,546,006	16,691,254

Lease liability - long term portion - related party	-	67,264
Loans payable - long term portion	3,167,586	73,541

Total liabilities	10,713,592	16,832,059

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit):
Preferred stock, 10,000,000 shares authorized, $0.0001 par value: undesignated: 7,013,600 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 and 527,795 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	54
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 and 731,845 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 and 64,382 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	7
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,394,329 and 2,203,009 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,439	220
Shares to be issued, 587,945 sharses as of September 30, 2021	59	-
Additional paid-in capital	63,558,308	23,400,408
Accumulated deficit	(44,926,888)	(34,525,025)
Total stockholders' Equity (deficit)	18,632,927	(11,124,262)

Total liabilities and stockholders' Equity (deficit)	$29,346,519	$5,707,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue (including related party revenue of $0, $7,919, $970 and $21,349, respectively)	$6,257,882	$1,992,167	$13,803,321	$6,158,704
Cost of revenue (including related party costs of $152,359, $222,637, $552,154 and $1,176,733, respectively)	3,953,660	1,377,523	9,154,654	4,546,961

Gross Profit	2,304,222	614,644	4,648,667	1,611,743

Operating expenses:
Sales and marketing	138,442	22,357	270,991	62,668
Product development (including related party expense of $38,473, $55,135, $151,157 and $173,515, respectively)	465,141	79,663	610,805	220,157
Amortization of intangibles	842,934	184,172	1,677,202	502,518
Impairment expense	2,530,325	-	2,530,325	-
General and administrative (including share-based compensation expense of $1,928,646, $995,811, $3,543,887 and $2,646,013, respectively, and related party expenses of $25,121, $40,114, $112,149 and $127,004, respectively)	4,882,762	2,223,312	10,491,264	5,998,617
Total operating expenses	8,859,604	2,509,504	15,580,587	6,783,960

Loss from Operations	(6,555,382)	(1,894,860)	(10,931,920)	(5,172,217)

Other income (expenses):
Interest expense (including related party interest expense of $0, $0, $30,466 and $0, respectively)	(167,728)	(882,235)	(3,188,138)	(1,130,315)
Initial derivative expense	-	-	(3,585,983)	(3,340,554)
Change in derivative value due to anti-dilution adjustments	-	-	-	(2,642,175)
Change in fair value of derivative liability	(887,791)	4,210,526	7,315,580	3,306,350
Forgiveness of debt income	-	-	24,925	-
Grant income	-	3,506	3,382	10,768
Net recognized loss on marketable securities	(890)	(1,519)	(1,424)	(20,259)
Other expense	(38,285)	-	(38,285)	-
Total other income (expenses)	(1,094,694)	3,330,278	530,057	(3,816,185)

Income (Loss) before income taxes	(7,650,076)	1,435,418	(10,401,863)	(8,988,402)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(7,650,076)	$1,435,418	$(10,401,863)	$(8,988,402)

Net income (loss) per common share - basic	$(0.56)	$0.28	$(1.57)	$(1.91)
Net income (loss) per common share diluted	$(0.56)	$(0.32)	$(1.57)	$(1.91)
Weighted average common shares - basic	13,592,644	5,127,443	6,624,388	4,716,249
Weighted average common shares - diluted	13,592,644	8,780,886	6,624,388	4,716,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three and Nine Months ended September 30, 2021 and 2020

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,203,009	$220	-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	175,421	18	15,591	113,036	1,271,786	-	1,384,840
Issuance of shares for Upsider acquisition	-	-	-	-	-	-	-	-	271,153	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
Issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	71,485	7	-	-	199,396	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	372,266	37	-	-	(30)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	87,674	9	-	-	(7)	-	-
Net loss three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	2,911,480	$291	286,744	$2,248,367	$25,763,456	$(40,805,091)	$(12,792,852)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	960,334	-	960,334
Issuance of issuable common shares for Scouted acquisition	-	-	-	-	-	-	15,591	2	(15,591)	(113,036)	113,034	-	-
Issuance of issuable common shares for Upsider acquisition	-	-	-	-	-	-	271,153	27	(271,153)	(2,135,331)	2,135,304	-	-
Issuance of shares for One Wire acquisition	-	-	-	-	-	-	155,327	16	-	-	1,436,761	-	1,436,777
Issuance of shares for services	-	-	-	-	-	-	20,000	2	-	-	152,498	-	152,500
Issuance of common shares upon conversion of debentures	-	-	-	-	-	-	17,687	2	-	-	67,211	-	67,213
Issuance of common shares for accounts payable	-	-	-	-	-	-	32,941	3	-	-	139,997	-	140,000
Issuance of common shares upon conversion of Series D preferred stock	(68,312)	(7)	-	-	-	-	341,560	34	-	-	(27)	-	-
Net income three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	3,528,279	3,528,279
Balance as of June 30, 2021	376,275	$39	731,845	$74	46,847	$5	3,765,739	$377	-	$-	$30,768,568	$(37,276,812)	$(6,507,749)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,928,646	-	1,928,646
Proceeds from sale of common stock and warrants	-	-	-	-	-	-	2,400,000	240	-	-	12,003,360	-	12,003,600
Offering costs	-	-	-	-	-	-	-	-	-	-	(1,651,889)		(1,651,889)
Reclassification of derivative liabilities upon modification of warrants	-	-	-	-	-	-	-	-	-	-	9,809,405	-	9,809,405
Cost related to modification of warrants	-	-	-	-	-	-	-	-	-	-	12,624	-	12,624
Deferred offering costs	-	-	-	-	-	-	-	-	-	-	(78,038)	-	(78,038)
Common stock issued for the exchange of warrants	-	-	-	-	-	-	522,108	52	-	-	(52)	-	-
Issuance of common shares and pre-funded warrants upon conversion of Series D preferred stock	(376,275)	(39)	-	-	-	-	1,293,430	129	587,945	59	(149)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(645,845)	(65)	-	-	3,229,225	323	-	-	(258)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(46,847)	(5)	234,237	23	-	-	(18)	-	-
Issuance of earn-out common shares for Upsider acquisition	-	-	-	-	-	-	321,390	32	-	-	1,394,736	-	1,394,768
Issuance of common shares for Parrut acquisition	-	-	-	-	-	-	257,545	26	-	-	1,264,525	-	1,264,551
Issuance of common shares for Novo acquisition	-	-	-	-	-	-	508,711	51	-	-	2,019,532	-	2,019,583
Issuance of common shares upon conversion of debentures, accrued interest, and penalties	-	-	-	-	-	-	1,489,444	149	-	-	4,290,953	-	4,291,102
Proceeds from sale of common stock related to over allotment	-	-	-	-	-	-	360,000	36	-	-	1,796,364	-	1,796,400
RSUs issued for services	-	-	-	-	-	-	12,500	1	-	-	(1)	-	-
Net loss three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	(7,650,076)	(7,650,076)
Balance as of September 30, 2021	-	$-	86,000	$9	-	$-	14,394,329	$1,439	587,945	$59	$63,558,308	$(44,926,888)	$18,632,927

Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	3,619,658	$362	-	$-	$18,203,048	$(17,488,188)	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	-	-	870,722	-	870,722
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	-	-	1,929,505	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(12,900)	(1)	-	-	-	-	161,250	16	-	-	(15)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	39,260	4	-	-	(4)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,272)	(6)	803,414	80	-	-	(74)	-	-
Net loss three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(2,482,605)	(2,482,605)
Balance as of March 31, 2020	547,780	$56	731,845	$74	75,496	$8	4,623,582	$462	-	$-	$21,003,182	$(19,970,793)	$1,032,989

Stock based compensation	-	-	-	-	-	-	-	-	-	-	665,230	-	665,230
Sale of Series D Preferred stock units	1,375	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale	-	-	-	-	-	-	-	-	-	-	(26,465)	-	(26,465)
Issuance of shares for services	-	-	-	-	-	-	90,000	9	-	-	120,491	-	120,500
Issuance of common shares upon conversion of Series D preferred stock	(12,560)	(1)	-	-	-	-	157,000	16	-	-	(15)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(11,114)	(1)	138,926	14	-	-	(13)	-	-
Net loss three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	(7,941,215)	(7,941,215)
Balance as of June 30, 2020	536,595	$55	731,845	$74	64,382	$7	5,009,508	$501	-	$-	$21,787,410	$(27,912,008)	$(6,123,961)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	955,361	-	955,361
Issuance of shares for services	-	-	-	-	-	-	12,000	1	-	-	34,199	-	34,200
Issuance of common shares upon conversion of Series D preferred stock	(8,800)	(1)	-	-	-	-	110,000	11	-	-	(10)	-	-
Net income three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	1,435,418	1,435,418
Balance as of September 30, 2020	527,795	$54	731,845	$74	64,382	$7	5,131,508	$513	-	$-	$22,776,960	$(26,476,590)	$(3,698,982)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(10,401,863)	$(8,988,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,678,067	503,384
Bad debt expense	79,305	12,000
Gain on forgiveness of debt	(24,925)	-
Equity based compensation expense	3,543,887	2,646,013
Recognized loss on marketable securities	1,424	20,259
Expenses paid through financings	-	32,500
Loan principal paid directly through grant	(2,992)	(8,853)
Amortization of debt discount and debt costs	2,503,160	1,029,882
Warrant modification expense	12,624	-
Initial derivative expense	3,585,983	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Change in fair value of derivative liability	(7,315,580)	(3,306,350)
Impairment expense	2,530,325	-
Change in fair value of earn-out liability	102,116	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,517,385)	126,492
Decrease in accounts receivable - related parties	15,043	-
(Increase) decrease in prepaid expenses and other current assets	(53,823)	25,950
Increase (decrease) in accounts payable and accrued liabilities	642,427	(68,633)
Decrease in accounts payable and accrued liabilities - related parties	(687,460)	-
Decrease in deferred payroll taxes	(135,699)	-
Increase in other liabilities	2,840	132,950
(Decrease) increase in deferred revenue	456,824	(66,497)
Net cash used in operating activities	(6,985,702)	(1,926,576)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	17,009
Cash paid for customer contacts	-	(50,000)
Cash and receivables acquired	230,855	-
Cash paid for acquisitions	(2,304,528)	-
Net cash used in investing activities	(2,073,673)	(32,991)

Cash Flows From Financing Activities:
Proceeds from loans	250,000	398,545
Proceeds from convertible notes	2,153,200	2,226,000
Deferred offering costs	(78,038)	-
Repayments of notes	(156,131)	(11,155)
Advances on receivables	-	180,778
Repayments of advances on receivables	-	(180,778)
Repayments of sale of future revenues	(10,904)	(403,617)
Proceeds from sale of common stock and warrants	13,800,000	-
Offering costs	(1,651,889)	-
Proceeds from sale of preferred stock	-	25,000
Net cash provided by financing activities	14,306,238	2,234,773

Net increase in cash	5,246,863	275,206
Cash, beginning of period	99,906	306,252

Cash, end of period	$5,346,769	$581,458

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$175,580	$128,979
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$342,554	$328,125
Debt costs deducted from convertible note proceeds	$334,800	$366,500
Loans issued as consideration for acquisitions	$4,750,000	$-
Notes and accrued interest converted to common stock	$4,647,794	$-
Common stock issued/to be issued for asset acquisitions	$8,241,082	$-
Notes payable and accrued interest exchanged for debentures	$252,430	$-
Accounts payable paid with common stock	$140,000	$-
Accrued compensation paid with common stock	$16,425	$-
Warrant derivative liability extinguished	$10,182,476	$-
Write off of right-of-use asset and lease liability	$103,953	$-
Earn-out liability consideration for acquisition	$1,668,297	$-
Shares issued for Upsider earn-out liability	$1,394,768	$-
Deferred offering costs charged to additional paid-in capital	$78,038	$-
Preferred stock issued for accrued penalties	$-	$1,929,516
Warrant derivative liability at inception recorded as debt discount	$2,374,076	$2,284,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Recruiter.com Group, Inc. ("we", "the Company", "Recruiter.com", "us", "our") operates an on-demand recruiting platform digitally transforming the $120 billion recruiting and staffing industry. We offer recruiting software and services through an online, AI-powered sourcing platform and network of on-demand recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

Our website, www.Recruiter.com, provides employers seeking to hire talent access to our network of recruiters and utilizes an innovative web platform, software with integrated AI-driven candidate to job matching, and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. We leverage our expert network of recruiters to place recruiters on a project basis, aided by cutting-edge AI-based candidate sourcing and matching and video screening technologies.

Through our Recruiting Solutions division, we also provide consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

In the opinion of management, these unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 and 2020 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to September 30, 2021 and 2020 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. During the period, the Company had $4,440,491 in excess of the FDIC limit. The Company has not experienced any losses related to these balances as of September 30, 2021. There were no uninsured balances as of December 31, 2020. The Company had no cash equivalents during or at the end of either period.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

We generate revenue from the following activities:

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

●

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our "Talent Effectiveness" practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

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

●

Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Revenues as presented on the statement of operations represent services rendered to customers less sales adjustments and allowances.

Software subscription revenues are recognized over the term of the subscription for access to services and/or our web-based platform. Revenue is recognized monthly over the subscription term. Talent effectiveness subscription revenues are recognized over the term of the subscription when services are provided. Any payments received prior to the time passing to provide the subscription services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and on-demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

Recruiters on Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters on Demand are recognized on a gross basis when each monthly subscription service is completed. Talent Effectiveness consulting services are billed to clients upfront for a period of months. Revenue is recognized on a gross basis monthly over the period the consulting services are provided.

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

Marketplace advertising revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services. Job posting revenue is recognized at the end of the period the job is posted. Marketplace career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2021 or December 31, 2020.

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

For each of the identified periods, revenues can be categorized into the following:

	Nine Months Ended September 30,
	2021	2020
Software Subscriptions	$640,902	$0
Recruiters on Demand	6,192,133	466,421
Permanent placement fees	631,221	422,511
Marketplace Solutions	443,801	257,890
Consulting and staffing services	5,895,264	5,011,882
Total revenue	$13,803,321	$6,158,704

	Three Months Ended September 30,
	2021	2020
Software Subscriptions	$465,112	$0
Recruiters on Demand	3,437,706	234,590
Permanent placement fees	403,059	131,744
Marketplace Solutions	286,845	104,007
Consulting and staffing services	1,665,160	1,521,826
Total revenue	$6,257,882	$1,992,167

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

As of September 30, 2021 and December 31, 2020, deferred revenue amounted to $677,506 and $51,537 respectively. Deferred revenue as of September 30, 2021 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 9/30/21	Recognized Q4 2021	Recognized Q1 2022	Recognized Q2 2022	Recognized Q3 2022	Recognized Q4 2022	Recognized 2023
Recruiters on Demand	$145,048	$65,955	$65,955	$13,137	$0	$0	$0
Full-time Placement	$382,308	$307,738	$74,570	$0	$0	$0	$0
Software Subscriptions	$93,987	$59,577	$22,873	$9,121	$2,416	$0	$0
Marketplace	$56,163	$45,129	$4,008	$4,052	$2,326	$188	$461
TOTAL	$677,506	$478,399	$167,406	$26,310	$4,742	$188	$461

Revenue from international sources was approximately 3% and 3% for the nine months ended September 30, 2021 and 2020, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $125,158 and $33,000 as of September 30, 2021 and December 31, 2020, respectively. Bad debt expense was $20,579 and $0 for the three-month periods ended September 30, 2021 and 2020, respectively, and $79,305 and $12,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of September 30, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 12% and 11%, for a total of 23%.

As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19% for a total of 51%.

For the nine months ended September 30, 2021 one customer accounted for 10% of more of total revenue, at 14%.

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

We had used a related party firm to provide certain recruiting services but have ended that relationship (see Note 11).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $138,442 and $22,357 for the three months ended September 30, 2021 and 2020, respectively. Advertising and marketing costs were $270,991 and $62,668 for the nine months ended September 30, 2021 and 2020, respectively and included in sales and marketing in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of September 30, 2021:

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Balance at December 31	$11,537,997	$612,042
Additions to derivative instruments	5,960,059	5,625,519
Reclassifications to equity upon modification or cancellation of warrants	(10,182,476)	2,642,175
(Gain) loss on change in fair value of derivative liability	(7,315,580)	(3,306,350)
Balance at September 30	$-	$5,573,386

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets acquired and liabilities assumed of the acquired business, including goodwill, at their fair values; contingent consideration, if any, is recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value are recognized in earnings until settlement and acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition.

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in 2019, including customer contracts and intellectual property, acquired on September 30, 2019, the assets acquired from Scouted and Upsider during the first quarter of 2021 (see Note 12), the assets acquired from OneWire during the second quarter of 2021 (see Note 12), and the assets acquired from Parrut and Novo Group during the third quarter of 2021 (see Note 12). Amortization expense will be recorded on the straight-line basis over the estimated economic lives.

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

The Company performs its annual goodwill impairment assessment on December 31st of each year or as impairment indicators dictate (see Note 4).

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

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the condensed consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Derivative Instruments

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features that do not require bifurcation under ASC 815 are no longer subject to separation into an equity classified component. Consequently, a convertible debt instrument, shall be accounted for as a single liability measured at its amortized cost. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method.

The Company’s derivative financial instruments consist of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 (see Notes 7 and 9) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Note 9). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital. The entirety of our derivative financial instruments were eliminated in July 2021 upon conversion of certain outstanding warrants to common stock and agreement by investors to modify certain warrants to eliminate the feature creating the derivative liability in the remaining outstanding warrants (see Note 9).

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and software platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 9,364,849 and 24,521,679 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2021 and 2020, respectively, because their effects would have been anti-dilutive.

	Nine	Nine
	Months ended	Months ended
	September 30,	September 30,
	2021	2020
Options	2,362,390	1,605,758
Stock awards	234,100	866,500
Warrants	6,682,359	3,653,443
Convertible notes	-	1,845,703
Convertible preferred stock	86,000	16,550,275
	9,364,849	24,521,679

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 2 - LIQUIDITY

The Company has a history of net losses, including the accompanying financial statements for the nine months ended September 30, 2021 where the Company had a net loss of $10,401,863 (which includes $3,543,887 of non-cash stock-based compensation expense), and net cash used in operating activities of $6,985,702. The Company completed an underwritten public offering of equity units including the overallotment for gross proceeds of approximately $13,800,000 before deducting underwriting discounts and offering expenses in July 2021 (See Note 8 - Stockholder’s Equity (Deficit)). The Company converted its entire balance of convertible debenture notes to units including common stock and warrants as part of the underwritten public offering in July 2021 (See Note 8 - Stockholder’s Deficit). In addition, the Company issued 4,249,596 warrants with an exercise price of $5.50 as part of the July 2021 offering and the conversion of the convertible debentures, which could potentially generate additional capital depending on the market value of our stock, the warrant holders’ ability to exercise them, and the warrant holder’s potential ability to do a cashless exercise.

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

Our cash balance at November 9, 2021 was $3,661,179. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

NOTE 3 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of September 30, 2021 and December 31, 2020 were $42,720 for both periods and accumulated unrealized losses were $42,720 and $41,296 as of September 30, 2021 and December 31, 2020, respectively. The fair market value of available for sale marketable securities was $0 and $1,424 as of September 30, 2021 and December 31, 2020, respectively, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00 and $0.01 respectively.

Net recognized gains (losses) on equity investments were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Net realized gains (losses) on investment sold	$-	$(2,543)
Net unrealized gains (losses) on investments still held	(1,424)	(17,716)

Total	$(1,424)	$(20,259)

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The reconciliation of the investment in marketable securities is as follows for the nine months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Balance - December 31	$1,424	$44,766
Additions	-	-
Proceeds on sales of securities	-	(17,009)
Recognized gain (loss)	(1,424)	(20,259)
Balance - September 30	$-	$7,498

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business acquisition as well as our five asset acquisitions in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions is $8,174,496 while the 2019 acquisition was $3,517,315. The Company performed its most recent goodwill impairment test as of September 30, 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was impaired in the amount of $2,530,325 at September 30, 2021.

Intangible Assets

During the three months ended March 31, 2021, we acquired certain intangible assets pursuant to our Scouted and Upsider acquisitions described in Note 12. During the three months ended June 30, 2021, we acquired certain intangible assets pursuant to our OneWire acquisition described in Note 12. During the three months ended September 30, 2021, we acquired certain intangible assets pursuant to our Parrut and Novo Group acquisitions described in Note 12. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and preliminary valuations of the assets acquired and, accordingly, the estimated fair values of these intangible assets are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Intangible assets are summarized as follows:

	September 30, 2021	December 31, 2020
Customer contracts	$6,601,143	$233,107
License	5,512,399	1,726,965
Domains	40,862	-
	12,154,404	1,960,072
Less accumulated amortization	(2,791,411)	(1,164,208)
Carrying value	$9,362,993	$795,864

Amortization expense of intangible assets was $842,934 and $184,172 for the three months ended September 30, 2021 and 2020, respectively, and was $1,677,202 and $502,518 for the nine months ended September 30, 2021 and 2020, respectively, related to the intangible assets acquired in business combinations. Approximate future amortization of intangible assets is expected to be as follows: 2021, $892,826; 2022, $3,084,921; 2023 $2,925,748; 2024, $1,364,495; 2025, $776,867; and thereafter, $318,136. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

NOTE 5 - LIABILITY FOR SALE OF FUTURE REVENUES

During the three months ended March 31, 2021 our remaining agreement related to the sale of future revenues was paid in full. During the three months ended March 31, 2021, we amortized the remaining $2,719 of discount to interest expense.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 6 - LOANS PAYABLE

Term Loans

We have outstanding balances of $57,646 and $77,040 pursuant to two term loans, respectively, as of September 30, 2021 and December 31, 2020, respectively, which mature in 2023. The loans originated in 2013 and 2018, respectively. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

One of the term loans is a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for February and March 2021. The SBA made no payments on our behalf during the three months ended September 30, 2021.

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

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 12). The note has a term of 24 months, bears interest at 6%, and matures on July 1, 2023. The note requires monthly payments of $77,561.

We issued a promissory note for $3,000,000  pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 12). The note has a term of 30 months, bears interest at 6%, and matures on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and  $152,357 for month 30,

The status of the loans payable as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Term loan(s)	$57,646	$77,040
Promissory notes	4,862,034	-
Total loans payable	4,919,680	77,040
Less current portion	(1,752,094)	(28,249)
Non-current portion (excluding PPP loan)	$3,167,586	$48,791

The future principal payments of the loans payable are as follows:

Year Ending December 31,

2021	$429,455
2022	1,852,272
2023	2,180,168
2024	457,785
Total minimum principal payments	$4,919,680

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

2020 Debentures:

In May and September 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share. The number of placement agent warrants issued was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 9).

The Debentures matured on May 28, 2021, subject to a nine-month extension at the Company’s option which was taken and the Company incurred $253,767 of penalty. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein.

The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $5.00 per share, subject to certain adjustments.

As of September 30, 2021, there was $0 outstanding on the Debentures (see Note 8 for conversions). At December 31, 2020 the outstanding debentures balance was $1,905,826, net of $1,205,669 unamortized discount. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Notes 8 and 9, respectively).

2021 Debentures:

During January 2021, the Company entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company agreed to sell to the Purchasers a total of (i) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 699,750 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of $93,530. The Company also agreed to issue to the placement agent, as additional compensation, 139,950 common stock purchase warrants exercisable at $5.00 per share (the “PA Warrants”). The number of placement agent warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 9).

The Debentures mature in January 2022 on the one year anniversary, subject to a nine-month extension at the Company’s option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Common Stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition, the Debentures rank pari-passu with, and amounts owing thereunder shall be paid concurrently with, payments owing pursuant to and in connection with that certain offering by the Company of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and September 2020 in the aggregate principal amount of $2,953,125. The Company may prepay the Debentures at any time at a premium as provided for therein.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 9). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $6,875 and $575,503 for the three and nine months ended September 30, 2021, respectively. Unamortized debt costs of $679,276 were charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 8) and were $0 at September 30, 2021.

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of $1,454,097 at fair value for the warrants issued with the debt (see Note 9). The discount is being amortized over the life of the notes. Amortization expense was $9,845 and $808,985 for the three and nine months ended September 30, 2021, respectively. Unamortized debt discount of $987,666 was charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 8) and was $0 at September 30, 2021.

On July 2, 2021, the 2021 Debentures were exchanged for common stock and warrants (See Notes 8 and 9, respectively) and the balance at September 30, 2021 was $0.

NOTE 8 - STOCKHOLDERS’ (EQUITY) DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2021 and December 31, 2020, the Company had 1,154,967 and 1,324,022 shares of preferred stock issued and outstanding, respectively. No shares of preferred stock were issued during the nine months ended September 30, 2021.

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

On July 2, 2021 the Company issued 1,293,430 shares of its common stock upon the conversion of 376,275 shares of its Series D preferred stock.

Series E Convertible Preferred Stock

On July 2, 2021, upon agreement with the Series D preferred stockholders, the Company issued 3,229,225 shares of its common stock upon the conversion of 645,845 shares of its Series E preferred stock.

Series F Convertible Preferred Stock

In February 2021, the Company issued 81,195 shares of its common stock upon conversion of 16,239 shares of its Series F Preferred Stock.

In March 2021, the Company issued 6,479 shares of its common stock upon conversion of 1,296 shares of its Series F Preferred Stock.

On July 2, 2021 the Company issued 234,237 shares of its common stock upon the conversion of 46,847 shares of its Series F preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021 and December 31, 2020 the Company had 14,394,329 and 2,203,009 shares of common stock outstanding, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Shares Issued For Cash

On July 2, 2021 the Company issued 2,400,000 units at a price of $5.00 per unit consisting of 2,400,000 shares of common stock and 2,400,000 common stock warrants with an exercise price of $5.50 in an underwritten public offering.

On July 8, 2021 the Company issued 360,000 units at a price of $5.00 per share consisting of 360,000 shares of common stock and 360,000 common stock warrants with an exercise price of $5.50 upon exercise of the underwriter’s over-allotment option as part of the underwritten public offering.

The Company received gross proceeds of $13,800,000 from the underwritten public offering discussed above before deducting underwriting discounts and offering expenses.

Shares issued upon exchange of preferred stock

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

Shares issued upon exchange of common stock warrants

On July 2, 2021 upon agreement with the Series D warrant holders, the Company issued 522,108 shares of common stock upon the exchange of 522,108 Series D warrants in conjunction with the July 2, 2021 offering.

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

On July 2, 2021 the Company issued 1,489,444 shares of common stock upon the contractual conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020 (see Note 7). The unamortized discount of $1,666,314 was charged to additional paid-in capital resulting in a net credit to equity of $4,291,102.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Shares issued for Business Acquisitions

In January 2021, we issued a total of 175,421 and 15,591 issuable shares of common stock, respectively pursuant to the Scouted acquisition. In March 2021, we recorded 271,153 shares of common stock pursuant to the Upsider acquisition. In May 2021, we issued a total of 155,327 shares of common stock pursuant to the OneWire acquisition. In July 2021, we issued a total of 257,546 shares of common stock pursuant to the Parrut acquisition. In August 2021, we issued a total of 508,711 shares of common stock pursuant to the Novo Group acquisition. In September 2021, we issued a total of 321,390 shares of common stock pursuant to the earn-out provision of the Upsider acquisition. All transactions are more fully described in Note 12.

Shares granted for services

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 and $297,672 during the three and nine months ended September 30, 2021, respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. The shares have not been issued at September 30, 2021.

In March 2021, we issued to Mr. Sohn 1,625 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

In April 2021, we issued 20,000 shares to a vendor for services valued at $152,500.

In August 2021, we granted 25,000 RSUs to a vendor for services valued at $101,250, 12,500 of which have been issued as of September 30, 2021.The cost will be recognized over the two month vesting period and included in stock-based compensation.

There were 221,600 RSUs outstanding at December 31,2020. The Company issued 25,000 RSUs as stated directly above in August 2021, of which 12,500 have been issued as of September 30, 2021. There are 234,100 RSUs outstanding at September 30, 2021.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On February 10, 2021 the Company granted to a director 20,000 options to purchase common stock, exercisable at $6.75 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years with the first portion vesting on May 10, 2021. The options have been valued at $134,986 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $11,249 and $17,549 related to the options during the three and nine months ended September 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 354%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On March 9, 2021 the Company granted to employees an aggregate of 159,000 options to purchase common stock, exercisable at $8.625 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on September 9, 2021. The options have been valued at $1,371,231 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $342,808 and $428,510 related to the options during the three and nine months ended September 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 346%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On March 24, 2021 the Company granted to a director 20,000 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years, with the first portion vesting on September 24, 2021. The options have been valued at $162,491 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $13,541 and $14,669 related to the options during the three and nine months ended September 30, 2021, respectively. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 359%, (3) risk-free interest rate of 0.83%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to employees an aggregate of 11,800 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on August 8, 2021. The options have been valued at $95,925 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $15,988 related to the options during the three and nine months ended September 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to employees an aggregate of 12,000 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on August 8, 2021. The options have been valued at $97,551 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $8,129 related to the options during the three and nine months ended September 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to consultants an aggregate of 16,600 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over one year, with the first portion vesting on August 8, 2021. The options have been valued at $134,946 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $22,491 related to the options during the three and nine months ended September 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On May 5, 2021 the Company granted to consultants an aggregate of 8,800 options to purchase common stock, exercisable at $8.125 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vested immediately upon issuance. We have recorded compensation expense of $71,538 related to the options during the three and nine months ended September 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 350%, (3) risk-free interest rate of 0.8%, (4) expected term of 5 years.

On June 30, 2021 the Company granted to an employee 29,000 options to purchase common stock, exercisable at $4.50 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options vested immediately upon issuance. We have recorded compensation expense of $65,315 related to the options during the three and nine months ended September 30, 2021. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 135%, (3) risk-free interest rate of 0.07%, (4) expected term of 1 year.

On July 8, 2021 the Company granted to employees an aggregate of 110,000 options to purchase common stock, exercisable at $4.96 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on October 8, 2021.

On August 26, 2021, the Company granted to an employee 25,050 options to purchase common stock, exercisable at $3.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on August 26, 2022.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

On August 31, 2021, the Company granted to a consultant 35,000 options to purchase common stock, exercisable at $4.05 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options vested 50% after 60 days and 50% after 180 days, with the first portion having vested on October 31, 2021.

On August 31, 2021, the Company granted to an employee 10,000 options to purchase common stock, exercisable at $4.05 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on November 30, 2021.

On August 31, 2021, the Company granted to an employee 25,000 options to purchase common stock, exercisable at $4.05 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on August 31, 2022.

On September 1, 2021, the Company granted to a consultant 300,000 options to purchase common stock, exercisable at $4.65 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vested 25% at grant date on September 1, 2021 and 75% on March 1, 2023.

On September 6, 2021, the Company granted to an employee 100,000 options to purchase common stock, exercisable at $4.65 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options were vested at grant date on September 6, 2022.

On September 10, 2021, the Company granted to an employee 7,500 options to purchase common stock, exercisable at $3.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting on December10, 2021.

On September 10, 2021, the Company granted to employees 349,000 options to purchase common stock, exercisable at $3.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with a one year cliff, with the first portion vesting on September 10, 2022.

On September 10, 2021, the Company granted to employees 274,500 options to purchase common stock, exercisable at $3.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on December 10, 2021.

On September 13, 2021, the Company granted to employees 200,000 options to purchase common stock, exercisable at $4.59 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over two years, with a one year cliff, with the first portion vesting on September 10, 2022.

On September 13, 2021, the Company granted to an employee 50,000 options to purchase common stock, exercisable at $3.97 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on December 13, 2021.

The fair values of stock options granted during the three months ended September 30, 2021 were estimated using Black-Sholes option-pricing model with the following assumptions:

September 30, 2021
Risk-free interest rates	0.74%-0.84%
Expected life (in years)	5.00
Expected volatility	295%-325%
Dividend yield	0.00%

During the three and nine months ended September 30, 2021, we recorded $1,564,091 and $2,729,160 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of September 30, 2021 and December 31, 2020, and changes during the periods are presented below:

		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at December 31, 2019	349,368	$4.41
Granted	326,930	2.24
Exercised	-	-
Expired or cancelled	-	-
Balance, December 31, 2020	676,298	3.36
Granted during the period	1,765,250	4.87
Exercised during the period	-	-
Terminated/Expired during the period	(79,158)	6.87
Balance, September 30, 2021	2,362,390	$4.61
Exercisable at September 30, 2021	497,284	$3.92

As of September 30, 2021, there was approximately $7,350,580 of unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of three years, as follows: 2021, $1,615,438; 2022, $3,187,401; 2023, $1,703,333; 2024, 503,793; and 2025, 304,616. The intrinsic value of options outstanding is $(2,983,253) at September 30, 2021 and the intrinsic value of options exercisable is $(285,408) at September 30, 2021.

The following table summarizes the options outstanding and exercisable for the shares of the Company’s common stock as at September 30, 2021.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Exercisable	Number Exercise Price	Weighted Average
$1.00 - $2.00	35,869	2.45	$1.44	35,869	$1.44
$2.56	190,468	2.59	$2.56	190,468	$2.56
$3.00 - $4.00	797,419	4.47	$3.91	76,946	$3.63
$4.00 - $5.00	943,000	4.69	$4.60	129,000	$4.62
$6.00 - $7.00	212,934	3.55	$6.30	13,767	$6.37
$8.00 - $9.00	180,200	4.55	$8.43	48,733	$8.41
$16.00	2,500	1.39	$16.00	2,500	$16.00
	2,362,390			497,283

Warrants

Placement Agent Warrants

On January 5, 2021 and January 20, 2021, the Company issued 28,125 and 111,825 common stock warrants respectively for a total of 139,950 warrants with an exercise price of $5.00. On July 2, 2021, the 139,950 warrants were reduced to 36,364 with an exercise price of $6.25. See "Convertible Debenture Warrants and Placement Agent Warrants” below.

Note Holder Warrants

On January 5, 2021, January 20, 2021 and February 3, 2021, the Company issued 140,625, 559,125, and 70,996 common stock warrants respectively for a total of 770,746 warrants with an exercise price of $5.00. On July 2, 2021, the 770,746 warrants were increased to 772,303 with an exercise price of $5.00. See "Convertible Debenture Warrants and Placement Agent Warrants” below

Pre-Funded Warrants

On July 2, 2021 the Company issued a pre-funded warrant to purchase 587,945 shares of common stock to one previous Series D holder. The warrants have an exercise price of $.01. The Company determined the pre-funded warrant qualified for equity accounting, and is included in stockholders’ equity (deficit) as common stock to be issued at September 30, 2021. See

Warrants for underwritten public offering

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

Underwriter Warrants

Underwriters purchased 360,000 warrants at a price of $0.01 per share and closed the sale of an additional 360,000 shares of common stock at a price of $4.99 per share less underwriting discounts and commissions, pursuant to the exercise of the underwriter's over-allotment option in connection with the underwritten public offering that closed on July 2, 2021.

Representative Warrants

On July 2, 2021 the Company issued 240,000 Representative warrants with an exercise price of $6.25 in conjunction with the underwritten public offering.

Warrants upon conversion of Convertible Debentures

On July 2, 2021, the Company issued 1,489,596 common stock warrants with an exercise price of $5.50 in conjunction with the conversion of all $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020 (as discussed previously in Note 8 under Common Stock).

Warrants for Service

On April 1, 2021, the Company issued 20,000 warrants to a consultant with an exercise price of $5.00.

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

During the three and nine months ended September 30, 2021, the Company recorded other expense of $211,614 and other income of $1,886,212, respectively, related to the change in the fair value of the derivative. On July 2, 2021, the Series D warrants were exchanged for 522,108 shares of common stock and consequently the embedded derivative was eliminated and $2,404,182 of derivative liability was reclassified to paid in capital.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

As of the issuance date of the 2021 placement agent warrants, the Company determined a fair value of $919,979 for the 139,950 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% -0.19%, an expected term of 3 years, an expected volatility of 215% and a 0% dividend yield. The value of $919,979 has been recorded as a debt discount for debt cost (see Note 7). In July 2021, we amended the debenture agreement and reduced the number of placement agent warrants from 139,950 to 36,364.

During the three and nine months ended September 30, 2021, the Company recorded other expense of $676,177 and other income of $5,429,368, respectively, related to the change in the fair value of the derivative. As a result of amendments to the 2020 and 2021 debenture warrants and placement agent warrants on July 2, 2021, the derivative feature of the warrants was eliminated and $7,405,224 of derivative liability was reclassified to paid in capital.

The number of placement agent warrants issued in 2020 and 2021 was reduced in July 2021, from 287,606 to 72,728, and the exercise price was increased to $6.25.

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2019	470,939	4.80
Issued	2,223,438	2.01
Cancelled pursuant to modification	(479,533)	4.80
Reissued pursuant to modification	1,438,599	1.60
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2020	3,653,443	1.84
Issued	6,008,237	4.18
Cancelled pursuant to modification	(2,457,213)	2.03
Exchanged for common stock	(522,108)	2.60
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2021	6,682,359	3.92

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

Investor Relations

We could be involved in various litigation matters during the normal course of business. Claims arose during the third quarter of 2021 for which we have accrued $250,000. In October 2021, the Company made a total investor relations payment of $253,505 with two shareholders regarding claims that they were owed securities pursuant to existing agreements. The agreement was reached prior to any lawsuits being filed with a court.

Leases

On September 30, 2019, the Company entered into a sublease with a related party (see Note 11) for its current corporate headquarters. The sublease expires in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continue at that rate for the remainder of the lease.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. We calculated the present value of the remaining lease payment stream using our incremental effective borrowing rate of 10%. We initially recorded a right to use asset and corresponding lease liability amounting to $269,054 on September 30, 2019. The right to use asset and the corresponding lease liability are being equally amortized on a straight-line basis over the remaining term of the lease.

For the nine months ended September 30, 2021, lease costs amounted to $71,014 which includes base lease costs of $44,526 and common area and other expenses of $26,488. For the nine months ended September 30, 2020, lease costs amounted to $112,568 which includes base lease costs of $65,076 and common area and other expenses of $47,492. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

In July 2021, we cancelled the remaining term of the lease with no future payments remaining (see Note 11).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

COVID-19 Uncertainty:

In late 2019, an outbreak of COVID-19 was first reported in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans around the world aimed at controlling the spread of the virus. Businesses are also taking precautions, including requiring employees to work remotely or take leave, imposing travel restrictions and temporarily closing their facilities. Initial unemployment numbers have spiked. Uncertainties regarding the impact of COVID-19 on economic conditions are likely to result in sustained market turmoil and reduced demand for employees, which in its turn has had a negative impact on the recruitment and staffing industry. According to a September 2020 report from CEO Today, the U.S. staffing industry, which previously boasted a market size of $152 billion fell to roughly $119 billion since the COVID-19 outbreak; bringing it down to its lowest level since 2013. This represents a 21% decrease from 2019.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2018 we entered into a marketing agreement with an entity controlled by a consultant (who is also a principal shareholder and former noteholder of the Company). The agreement provides for payment to this entity of 10% of applicable revenue generated through the use of the entities database. The agreement also provides for the payment to us of 10% of the revenue generated by the entity using our social media groups. Through September 30, 2021 no fees were due or payable under this arrangement. In July 2021, we ended our arrangement with this consultant and no future payments will be due to either party.

During 2019 we entered into a two year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 and $13,500 during each of the three- and nine-month periods ended September 30, 2021, respectively. The term of the consulting agreement was completed in March 2021. We have recorded consulting fees expense of $13,500 and $40,500 during each of the three and nine month periods ended September 30, 2020, respectively. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and the platform underlying our operations. This arrangement was oral prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. A consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Payments to this firm were $38,473 and $55,135 for the three months ended September 30, 2021 and 2020, respectively, Payments to this firm were $151,157 and $173,515 for the nine months ended September 30, 2021 and 2020, respectively. These payments are included in product development expense in our consolidated statement of operations.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

We are a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assists with closing a recruiting program. During the three months ended September 30, 2021 and 2020, we charged to operating expenses $25,121 and $40,114 for services provided by Opptly. During the nine months ended September 30, 2021 and 2020, we charged to operating expenses $112,149 and $127,044 for services provided by Opptly. As of August 6, 2021 we had paid off all remaining payables to Opptly due at that time and amended our agreement. We will continue with the License Agreement but have cancelled the sales subscription and services agreements. There could be other fees that will be owed as incurred, based on communication overages. As of September 30, 2021, the Company owes Opptly $116,880 in payables.

Icon Information Consultants performs certain the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $35,519 and $106,842 for the three and nine months ended September 30, 2021, respectively, and was $35,519 and $104,837 for the three and nine months ended September 30, 2020, respectively. EOR costs related to customers processed by Icon Canada was $33,212 and $99,904 for the three and nine months ended September 30, 2021, respectively, and was $33,212 and $98,066 for the three and nine months ended September 30, 2020, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of September 30, 2021, the Company owed Icon $106,968 in payables and Icon Canada owes $26,081 (included in accounts receivable) to the Company. During the three and nine months ended September 30, 2021, we charged to cost of revenue $119,147 and $452,250, respectively, related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2020, we charged to cost of revenue $189,425 and $1,078,667, respectively, related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2021, we charged to operating expenses $0 and $132,253, respectively, related to management fees, rent and other administrative expense. During the three and nine months ended September 30, 2020, we charged to operating expenses $70,450 and $200,178, respectively, related to management fees, rent and other administrative expense. During the three and nine months ended September 30, 2021, we charged to interest expense $0 and $30,466, respectively, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. Icon will continue to provide EOR services on an as needed basis.

We also recorded placement revenue from Icon of $0 and $7,919 during the three months ended September 30, 2021 and 2020, respectively, and $970 and $21,349 during the nine months ended September 30, 2021 and 2020, respectively. We have a receivable from Icon of $22,951 which is included in accounts receivable at September 30, 2021.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during the three months ended March 31, 2021. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the three months ended September 30, 2021 and no balance owed as of September 30, 2021.

NOTE 12 - BUSINESS COMBINATIONS

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all assets of RLJ Talent Consulting, Inc., d/b/a Scouted, (“Scouted”) (the “Scouted Asset Purchase”). As consideration for the Scouted Asset Purchase, Scouted shareholders are entitled to a total of 224,163 shares of our restricted Common Stock (valued at $1,625,183 based on a $7.25 per share acquisition date price), of which 33,151 shares of stock will be held in reserve and are recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The Scouted Asset Purchase will be accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”), along with a de minimis amount of other assets. The Company has completed the purchase price allocation of the $1.8 million for the acquired intangible assets during the second quarter of 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Sales and client relationships and contracts	$1,382,076
Intellectual property	98,721
Domains	18,000
Goodwill	306,386
Total Purchase Price	$1,805,183

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Upsider Asset Purchase

Effective March 25, 2021, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders will receive net cash of $69,983 and a total of 323,094 shares of our common stock (the “Consideration Shares”) (valued at $2,544,362, based on a $7.88 per share acquisition date price), of which 51,940 of the Consideration Shares will be held in reserve and are recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider may also receive earn-out consideration of up to $1,394,760, based on the attainment of specific targets during the nine months following closing. We have recorded the fair value of the contingent earn-out consideration of $1,325,003 at September 30, 2021. The total purchase price is approximately $3.9 million. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. The Company also assumed a small amount of liabilities in the form of net payables. The Company is utilizing Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

The Company also entered into a Registration Rights Agreement with Upsider (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Nine-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Upsider shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Nine-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Sales and client relationships and contracts	$3,130,773
Intellectual property	156,539
Domains	4,600
Goodwill	736,525
Accounts payable	(89,089)
Total Purchase Price	$3,939,348

OneWire Asset Purchase

Effective May 10, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization (the “APA”) with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders will receive a total of 155,327 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $8.0797, the volume-weighted average price of the common stock for the 30 day period immediately prior to the closing date (as defined in the APA). At the date of closing the common stock was valued at $1,436,777. 31,066 of the Consideration Shares are subject to forfeiture pursuant to APA provisions regarding a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. The assets acquired in the APA consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets, along with a de minimis amount of other assets.The Company has completed the purchase price allocation of the $1.5 million for the acquired intangible assets during the second quarter of 2021. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent.

The Company also entered into a Registration Rights Agreement with OneWire (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Nine-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, OneWire shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Nine-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$54,868
Accounts receivable	165,285
Sales and client relationships and contracts	760,852
Intellectual property	121,700
Domains	10,152
Goodwill	369,671
Total Purchase Price	$1,482,528

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Pro Forma Information

The results of operations of Scouted, Upsider and OneWire are included in the Company’s consolidated financial statements from the dates of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Revenue	$14,228,592	$7,197,210
Net Loss	$(11,773,559)	$(16,268,831)
Loss per common share, basic and diluted	$(1.78)	$(3.45)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

Parrut Asset Purchase

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

The amount due at closing was $3,500,000, consisting of $500,000 in cash, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023, and 257,545 of the Company’s common stock (the “Common Stock”), obtained by dividing $1,250,000 by the volume-weighted average price of the Company for the five consecutive trading days immediately prior to the closing date. At the date of closing the common stock is valued at $1,264,551. In addition, the Purchase Agreement includes “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of Common Stock (the “Earn-Out Consideration”). The Company’s preliminary estimate of the fair value of this contingent consideration was $1,125,000. The Earn-Out Consideration Parrut may be entitled to is equal to 1.35 times the revenue derived or generated by Company or any of its affiliates from the Purchased Assets achieved during the twelve-month period immediately following the closing date.

The Company also entered into a Registration Rights Agreement with Parrut (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Nine-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Parrut shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Nine-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its Common Stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Cash	$10,702
Accounts receivable	17,720
Prepaid Assets	11,910
Intangible Assets	3,941,266
Goodwill	657,953
Total Purchase Price	$4,639,551

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Pro Forma Information

The results of operations of Parrut will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Revenue	$14,636,721	$6,906,671
Net Loss	$(11,160,609)	$(9,891,967)
Loss per common share, basic and diluted	$(1.68)	$(2.10)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

Novo Asset Purchase

Effective August 27, 2021, Recruiter.com Group, Inc. (the “Company”), a Nevada corporation, entered into and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with the Novo Group, Inc. (the “Novo Group” or the “Target’), and certain individuals named therein (the “Selling Stockholders”). The Novo Group operates a recruitment services company for employers, providing talent, acquisition and other hiring solutions.

The Purchase Agreement provides for the sale of substantially all of the assets of Novo Group (the “Purchased Assets”), except for certain assets specified therein. The Purchased Assets include, among other assumed assets, certain contracts with the Target’s clients, permits owned, held and used by the Novo Group, intellectual property as well as tangible assets, and all of Target’s accounts receivable. Furthermore, the Company agreed to assume certain liabilities associated with the Novo Group business as provided in the Purchase Agreement.

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (i) $1,337,500 in cash, (ii) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024, (iii) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (iv) 508,711 restricted shares of common stock of the Company, obtained by dividing $2,350,000 by $4.62, the 30-day volume weighted average price of a share of the Company’s common Stock as reported by Bloomberg L.P. for the 30-day period immediately prior to the closing date (the “Equity Consideration”). At the date of closing, the common stock is valued at $2,019,583. 127,178 of the Company’s restricted shares of common stock (twenty-five percent (25%) of the Equity Consideration) will be placed in escrow to account for post-closing adjustments in respect to Target’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of the Selling Stockholders.

In addition to the Base Purchase Price, under the Purchase Agreement, there is an earn-out potential for the Selling Stockholders that is tied to revenue of Novo Group from sales of its products and services over eight calendar quarters (the “Earn-Out Period”), with such Earn-Out Periods beginning on January 1, 2022 and ending on December 31, 2023. Pursuant to the terms and conditions set forth in the Purchase Agreement, the Earn-Out Amount payable, if any, to the Selling Stockholders, would equal to 5% of the Target’s revenue (“Earn-Out Amount”) for each applicable Earn-Out Period. Earn-Out Amounts, if any, would be payable no later than thirty (30) days after the end of each Earn-Out Period. The Company’s preliminary estimate of the fair value of this contingent consideration is $543,297

In connection with entering into the Purchase Agreement, the Company, Novo Group and Selling Stockholders (the “Novo Parties”) executed a Registration Rights Agreement (the “Registration Rights Agreement”) whereby the Company agreed to register under the Securities Act of 1933, as amended (the “Securities Act”), for resale, subject to certain limitations, shares issued to the Novo Parties pursuant to the Purchase Agreement. Under Registration Rights Agreement, at any time after December 30, 2021, and within the five-year period following the closing date, the Novo Parties are entitled to request that the Company register all or part of the restricted shares of the Company’s common stock held by the Novo Parties on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” The Novo Parties are also entitled to participate in certain registered offerings by the Company, subject to the terms and conditions set forth in the Registration Rights Agreement.

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

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$762,000
Prepaid Assets	55,000
Intangible Assets	619,652
Goodwill	6,103,961
Assumed Liabilities	(423,188)
Total Purchase Price	$7,117,425

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

N OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Pro Forma Information

The results of operations of Novo Group will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the nine months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Revenue	$17,925,653	$9,179,941
Net Loss	$(9,246,157)	$(9,605,446)
Loss per common share, basic and diluted	$(1.40)	$(2.04)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 13 - SUBSEQUENT EVENTS

Options

On October 3, 2021, the Company granted to employees, 52,500 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2017 Equity Incentive Plan. The options were valued at 180,953. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 3, 2022.

On October 3, 2021, the Company granted to employees 32,500 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $112,089. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 3, 2022.

On October 3, 2021, the Company granted to an employee 22,000 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $75,828. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on January 3, 2022.

On October 3, 2021, the Company granted to consultants 21,900 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $75,483. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on January 3, 2022.

On October 3, 2021, the Company granted to a consultant 100,000 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $344,449. The options have a term of five years. The options will vest quarterly over two years, with the first portion vesting at the grant date on October 3, 2021.

On October 3, 2021, the Company granted to a consultant 5,000 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $17,234. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 3, 2022.

On October 28, 2021, the Company granted to employees 72,500 options to purchase common stock, exercisable at $2.96 per share, under the terms of the 2021 Equity Incentive Plan. The options were valued at $214,397. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 28, 2022.

Investor Relations

We are involved in various litigation matters during the normal course of business and certain legal claims arose during the third quarter of 2021 for which we have accrued approximately $250,000. In October 2021, the Company made an investor relations payment of $253,505 with two shareholders regarding claims that they were owed securities pursuant to existing agreements. The agreement was reached prior to any lawsuits being filed with a court.

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

Overview

Recruiter.com Group, Inc. ("we", "the Company", "Recruiter.com", "us", "our") operates an on-demand recruiting platform digitally transforming the $120 billion recruiting and staffing industry. We offer recruiting software and services through an online, AI-powered sourcing platform and network of on-demand recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

Our website, www.Recruiter.com, provides employers seeking to hire talent access to our network of recruiters and utilizes an innovative web platform, software with integrated AI-driven candidate to job matching, and video screening software to more easily and quickly source qualified talent.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. We leverage our expert network of recruiters to place recruiters on a project basis, aided by cutting-edge AI-based candidate sourcing and matching and video screening technologies.

Through our Recruiting Solutions division, we also provide consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services.

Our mission is to grow our most collaborative and connective global platform to connect recruiters and employers and become the preferred solution for hiring specialized talent.

We generate revenue from the following activities:

•	Software Subscriptions: We offer a subscription to our web-based platforms that, coupled with service, help employers recruit talent. Our platforms allow our customers to source, contact, screen, and sort candidates using data science and advanced email campaigning tools. As part of our software subscriptions, we provide varying support packages and on-demand recruiting support services, some for an additional fee. With certain plans and depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), the Company refunds the customer in full for all fees paid by the customer.

•	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of recruiting and talent acquisition professionals, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure qualified professional recruiters for our employer clients and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our "Talent Effectiveness" practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

•	Full-time Placement: Consists of providing referrals of qualified recruiters and talent acquisition professionals, as well as other types of candidates, to employers to hire for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the recruiters or candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers' available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters' efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a "full-time placement fee," an amount separately negotiated with each employer client. The full-time placement fee is typically a percentage of the referred candidates' first year's base salary or an agreed-upon flat fee.

•	Marketplace: The Marketplace category comprises recruitment marketing and other services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace.

○	For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that promotes job seekers' profiles and resumes to help with their procuring employment and upskilling and training. Our resume distribution service allows a job seeker to upload their resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time, flat fee for this service. We also offer a recruiter certification program that encompasses our recruitment-related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completing the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified project-based personnel for the employer's specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record or us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates' ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a detrimental effect on many recruitment technology companies and on the general employment and staffing industry. If the recovery from the COVID- 19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We have reduced certain billing rates to respond to the current economic climate. Additionally, while we have experienced, and could continue to experience, a loss of clients as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new clients resulting from our continued efforts to adjust the Company’s operations to address changes in the recruitment industry. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, the Company took steps to streamline certain expenses, such as temporarily cutting certain executive compensation packages by approximately 20%. Management also worked to reduce unnecessary marketing expenditures and to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its recruiting solutions will improve later in 2021, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe has begun and will continue throughout 2021. Ultimately, the recovery may be delayed and the economic conditions may worsen. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and the Company’s Recruiter Index survey.

Quarter Overview

During the three months ended September 30, 2021, the Company focused on completing the capital raise following our Nasdaq Capital Market ("Nasdaq") listing process, the continued development of its innovative technology and platform offerings, expanding its sales and marketing teams and processes, driving interest and registrations from recruiters, and implementing new financial systems and practices. Company management also continually improved its public relations outreach efforts and worked to successfully integrate the staff and assets from its multiple acquisitions.

Overall, the Company continued its shift toward software and on-demand recruiting, re-orienting toward high margin, scalable business.

Our key highlights during the three months ended September 30, 2021, include the following:

Capital Raise

Effective July 2, 2021, we closed an upsized underwritten public offering of 2,400,000 units at a price to the public of $5.00 per unit, for gross proceeds of $12,000,000 before deducting underwriting discounts and offering expenses. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 per share. The common stock and warrants were immediately separable from the units and were issued separately;

Underwriters purchased 360,000 warrants at a price of $0.01 per share and closed the sale of an additional 360,000 shares of common stock at a price of $4.99 per share less underwriting discounts and commissions, pursuant to the exercise of the underwriter's over-allotment option in connection with the underwritten public offering that closed on July 2, 2021;

Acquisitions:

Acquired the technology division of Uncubed, including assets related to Finalist, an online marketplace for sourcing and screening diverse early-professional software and data candidates and a tech-driven alternative to traditional offline campus recruiting, and assets associated with Uncubed's job board technology and candidate engagement platform, which includes Mediabistro, the leading job board and professional community for media, content, and creative professionals;

Acquired the Novo Group, a company that provides flexible, project-based talent acquisition to a wide array of customers, including life sciences, manufacturing, and consumer goods;

Select Achievements:

•	Launched Amplify, an AI-powered solution for proactive candidate outreach, leveraging our AI software to search and market passive candidates, transforming job posting into an active talent identification and engagement process;

•	Improved the scoring engine of our AI software to find less obvious matches, by creating custom machine learning models to examine companies and candidate profiles, analyzing millions of data points per search.

•	Launched Jobs.Recruiter.com, a new career community for recruiters and talent acquisition professionals, to support increased demand for Recruiters on Demand and to allow employers to market their recruiting roles through online listings.

•	Expanded AI Software index to include over 150 million profiles of potential candidates found on the Internet and other proprietary sources, empowering employers with the capacity to automate candidate campaigning and engagement to a massive network of talent profiles;

•	Appointed Xuan Smith as Chief Technology Officer, with over a decade of technology leadership roles at multiple startups;

•	Appointed Angela Copeland as Vice President of Marketing, with extensive experience in digital marketing, customer acquisition, and organizational strategy, along with an impressive background in the career space that includes over a decade of thought leadership, as a speaker, a nationally syndicated career columnist and an author;

•	Received multiple media appearances for the Recruiter Index, Recruiter.com's proprietary monthly survey of recruiter sentiment on the job market, and hiring and recruiting demand. Most notably, Evan Sohn, our Chairman and Chief Executive Officer, appeared on Yahoo Finance Live on September 4, 2021, to discuss job market conditions and the labor market.

Since September 30, 2021, our key highlights include the following:

•	Announced the "Enterprise Plan" for Recruiters on Demand. This program is designed to help employers hire multiple full-time recruiters, to respond to increasing customer demand for recruiting and talent acquisition talent.

•	Released the results of our September 2021 Recruiter Index, which saw candidate sentiment increase for the first time since November 2020.

•	Evan Sohn delivered a keynote address on the "Changing World of Work," at the LD Micro Conference, an investor conference that took place from October 12-14th, 2021. Sohn also presented the Company at Benzinga's Small Cap Conference on October 27, 2021.

•	Evan Sohn appeared on CNBC on October 7th, 2021, to discuss the Recruiter Index and the labor market. He made a number of additional media appearances, including many popular industry and business podcasts. The company also was also cited in numerous job market-related articles by major publications, including CNN and Business Insider.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

Revenue

The Company had revenue of $6,257,882 for the three-month period ended September 30, 2021, as compared to $1,992,167 for the three-month period ended September 30, 2020, representing an increase of $4,265,715 or 214%. This increase resulted primarily from an increase in our Recruiters on Demand business of $3,203,116 or 1365% due to significant growth in new customers. Additionally, we launched Software Subscriptions during 2021 which contributed $465,112 in new revenue, which had no contribution in 2020. We also had an increase in Permanent Placement fees of $271,315 or 306% from increased demand for services to support client hiring needs. We also had an increase in our Marketplace Solutions revenue of $182,838 or 176% from contributions from recent acquisitions as well as growth in new customers. We also had an increase in our Consulting and Staffing business of $143,334 or 9% from internal growth from some of our long-term customers as well as new customers. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $3,953,660 for the three-month period ended September 30, 2021, which included related party costs of $152,359, compared to $1,377,523 for the 2020 three-month period, which included related party costs of $222,637, representing an increase of $2,576,137 or 187%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended September 30, 2021 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division), as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended September 30, 2021 was $2,304,222, producing a gross profit margin of 36.8%. Our gross profit for the corresponding 2020 three-month period was $614,644, producing a gross profit margin of 30.9%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $8,859,604 for the three-month period ended September 30, 2021 compared to $2,509,504 for the corresponding three-month period in 2020, an increase of $6,350,100 or 253%. This increase was primarily due to higher product development and general and administrative expense, a goodwill impairment expense related to the Genesys asset purchase, and higher amortization of intangibles expense to $842,934 from $184,172.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2021 was $138,442 compared to $22,357 for the corresponding three-month period in 2020, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended September 30, 2021 increased to $465,141 from $79,663 for the corresponding period in 2020. This increase is attributable to new personnel from our recent acquisitions as well as the timing of launching new development projects. The product development expense included $38,473 and $55,135 for the three months ended September 30, 2021 and 2020, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles

For the three-month period ended September 30, 2021, we incurred a non-cash amortization charge of $842,934 as compared to $184,172 for the corresponding period in 2020. The amortization expense in 2021 relates to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group. The amortization expense in 2020 related to the intangible assets acquired from Genesys, now the Company’s Recruiting Solutions division, and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business (now fully depreciated).

General and Administrative

General and administrative expense for the three-month period ended September 30, 2021 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2021, our general and administrative expense was $4,882,762, including $1,928,646 of non-cash stock-based compensation. In 2020, for the corresponding period, our general and administrative expense was $2,223,312, including $995,811 of non-cash stock-based compensation. This increase is attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the three-month period ended September 30, 2021 was an expense of $1,094,694 compared to income of $3,330,278 in the corresponding 2020 period. The primary reason for the increase in expense of $4,424,972 is due to non-cash expense of $887,791 resulting from a change in the fair value of the derivative liability from our outstanding warrants as compared to  non-cash income of $4,210,526 in the prior year period. As our common stock price increases, we incur an expense and contrarily if our common stock decreases.

Net Income (Loss)

For the three-months ended September 30, 2021, we had a net loss of $7,560,076 compared to net income of $1,435,418 during the corresponding three-month period in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020:

Revenue

The Company had revenue of $13,803,321 for the nine-month period ended September 30, 2021, as compared to $6,158,704 for the nine-month period ended September 30, 2020, representing an increase of $7,644,617 or 124%. Additionally, we diversified our revenue base as the top customer for the nine-month period ended September 30, 2021 represented 14% of sales, whereas the top customer in the prior year period represented 32% of revenue. The year over year increase in revenue resulted primarily from an increase in our Recruiters on Demand business of $5,725,712 or 1228% due to significant growth in new customers. Additionally, we launched Software Subscriptions during 2021 which contributed $640,902 in new revenue, which had no contribution in 2020. We also had an increase in Permanent Placement fees of $208,610 or 49% from increased demand for services to support client hiring needs. We also had an increase in our Marketplace Solutions revenue of $185,911 or 72% from contributions from recent acquisitions as well as growth in new customers. We also had an increase in our Consulting and Staffing business of $883,382 or 18% from internal growth from some of our long-term customers as well as new customers. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $9,154,654 for the nine-month period ended September 30, 2021, which included related party costs of $552,154, compared to $4,546,961 for the 2020 nine-month period, which included related party costs of $1,176,733, representing an increase of $4,607,693 or 101%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the nine-month period ended September 30, 2021 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys Talent, LLC (“Genesys”), (currently the Company’s Recruiting Solutions division) as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the nine-month period ended September 30, 2021 was $4,648,667, producing a gross profit margin of 33.7%. Our gross profit for the corresponding 2020 nine-month period was $1,611,743, producing a gross profit margin of 26.2%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business

Operating Expenses

We had total operating expense of $15,580,587 for the nine-month period ended September 30, 2021 compared to $6,783,960 in the 2020 period, an increase of $8,796,627 or 130%. This increase was primarily due to higher product development and general and administrative expense, a goodwill impairment expense related to the Genesys asset purchase, and higher amortization of intangibles expense to $1,677,202 from $502,518..

Sales and Marketing

Our sales and marketing expense for the nine-month period ended September 30, 2021 was $270,991 compared to $62,668 for the corresponding nine-month period in 2020, which reflects an increase in personnel advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the nine-months ended September 30, 2021 increased to $610,805 from $220,157 for the corresponding period in 2020. This increase is attributable to new personnel from recent acquisitions as well as the timing of launching new development projects. The product development expense included $151,157 and $173,515 for the nine months ended September 30, 2021 and 2020, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by Recruiter.com and a related party of the Company.

Amortization of Intangibles

For the nine-month period ended September 30, 2021, we incurred a non-cash amortization charge of $1,677,202 as compared to $502,518 for the corresponding period in 2020. The amortization expense for the nine-month period ended September 30, 2021 relates to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, Scouted, Upsider, OneWire, Parrut and Novo Group. The amortization expense for the nine- month period ended September 30, 2020 related to the intangible assets acquired from Genesys (now the Company’s Recruiting Solutions division), and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business (now fully depreciated).

General and Administrative

General and administrative expense for the nine-month period ended September 30, 2021 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine-month period ended September 30, 2021, our general and administrative expense was $10,491,264, including $3,543,887 of non-cash stock-based compensation. In 2020, for the corresponding period, our general and administrative expense was $5,998,617 including $2,646,013 of non-cash stock-based compensation. This increase is attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the nine-month period ended September 30, 2021 was income of  $530,057 compared to an expense of $3,816,185 in the corresponding 2020 period. The primary reason for the increase in income of $4,346,242 is due to non-cash income of $7,315,580 resulting from a change in the fair value of the derivative liability from our outstanding warrants as compared to non-cash income of $3,306,350 in the prior year period. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. Additionally, in 2021 we had $0 change in derivative value due to anti-dilution adjustments as compared to an expense of $2,642,175 in the prior year period. Other income was partially offset by an increase in primarily non-cash interest expense of $2,048,517 reflecting the debt discount amortization and finance costs from the convertible note financings completed in May and September of 2020 and January of 2021.

Net Income (Loss)

For the nine-months ended September 30, 2021, we had a net loss of $10,401,863 compared to a net loss of $8,988,402 during the corresponding nine-month period in 2020.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended September 30,
	2021	2020

Net Income (loss)	$(7,650,076)	$1,435,418
Interest expense and finance cost, net	167,728	882,235
Depreciation & amortization	842,934	184,461
EBITDA (loss)	(6,639,414)	2,502,114
Bad debt expense	20,579	-
Warrant Modification Expense	12,623	-
Loss (gain) on change in fair value of derivative	887,791	(4,210,526)
Impairment expense	2,530,325	-
Stock-based compensation	1,928,646	995,811
Adjusted EBITDA (Loss)	$(1,259,450)	$(712,601)

	Nine months Ended September 30,
	2021	2020
Net loss	$(10,401,863)	$(8,988,402)
Interest expense and finance cost, net	3,178,832	1,130,315
Depreciation & amortization	1,678,067	503,384
EBITDA (loss)	(5,544,964)	(7,354,703)
Bad debt expense	79,305	12,000
Forgiveness of debt income	(24,925)	-
Initial derivative expense	3,585,983	3,340,554
Warrant modification expense	12,623	-
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Loss (gain) on change in fair value of derivative	(7,315,580)	(3,306,350)
Impairment expense	2,530,325	-
Stock-based compensation	3,543,887	2,646,013
Adjusted EBITDA (Loss)	$(3,133,346)	$(2,020,311)

Liquidity and Capital Resources

For the nine months ended September 30, 2021, net cash used in operating activities was $6,985,702, compared to net cash used in operating activities of $1,926,576 for the corresponding 2020 period. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business. For the nine months ended September 30, 2021, net loss was $10,401,863. Net loss includes non-cash items of depreciation and amortization expense of $1,678,067, bad debt expense of $79,305, gain on forgiveness of debt of $24,925, equity-based compensation expense of $3,543,887, recognized loss on marketable securities of $1,424, loan principal paid directly through grant of $2,992, amortization of debt discount and debt costs of $2,503,160, initial derivative expense of $3,585,983, impairment expense of $2,530,325, and a positive change in fair value of derivative liability of $7,315,580.  Changes in operating assets and liabilities include primarily the following: accounts receivable increased by $3,517,385 and prepaid expenses and other current assets increased by $53,823. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increased in total by $278,932.

For the nine months ended September 30, 2020, net loss was $8,988,402. Net loss includes non-cash items of depreciation and amortization expense of $503,384, bad debt expense of $24,092, equity based compensation expense of $2,646,013, recognized loss on marketable securities of $20,259, expenses paid through financings of $32,500, loan principal paid directly through grant of $8,853, amortization of debt discount and debt costs of $1,029,882, initial derivative expense of $3,340,554, a negative change in derivative value due to anti-dilution adjustments of $2,642,175, and a negative change in fair value of derivative liability of $3,306,350.

Changes in operating assets and liabilities include primarily the following: accounts receivable and prepaid expenses together increased by $152,442. Accounts payable, accrued liabilities, other liabilities and deferred revenue in total increased by $2,180.

For the nine months ended September 30, 2021, net cash used in investing activities was $2,073,673 due to $2,304,528 cash used for acquisitions offset in part by $230,855 cash and receivables acquired, compared to $32,991 of cash used in investing activities in the nine months ended September 30, 2020, which resulted primarily from the sale of marketable securities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $14,306,238. The principal factors were $2,153,200 from the sale of convertible notes, net of original issue discounts and offering costs, $250,000 proceeds from notes, $13,800,000 gross proceeds from the sale of common stock and warrants, offset by $1,651,889 of offering costs, $78,038 in deferred offering costs, $156,131 in payments of notes, and $10,904 in repayments of sale of future revenues. In the 2020 period, financing activities provided $2,234,773, primarily due to $2,226,000 from the sale of convertible notes, net of original issue discounts and offering costs.

The Company has a history of net losses, including the accompanying financial statements for the nine months ended September 30, 2021 where the Company had a net loss of $10,401,863 (which includes $3,543,887 of non-cash stock-based compensation expense), and net cash used in operating activities of $6,985,702. The Company completed an underwritten public offering including the overallotment for gross proceeds of $13,800,000 before deducting underwriting discounts and offering expenses in July 2021 (See Note 8 Stockholders’ Equity (Deficit)). The Company converted its entire balance of convertible debenture notes to units including common stock and warrants as part of the underwritten public offering in July 2021 (See Note 8 - Stockholders’ Deficit). In addition, the Company issued 4,249,596 warrants with an exercise price of $5.50 as part of the July 2021 offering and the conversion of the convertible debentures, which could potentially generate additional capital depending on the market value of our stock, the warrant holders’ ability to exercise them, and the warrant holder’s potential ability to do a cashless exercise.

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

Our cash balance at November 9, 2021 was $3,661,179. Management believes it has sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

Financing Arrangements

Term Loans

We have outstanding balances of $57,658 and $77,040 pursuant to two term loans as of September 30, 2021 and December 31, 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76.0%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven.

Common Stock Offering

The Company closed the underwritten public offering pursuant to a Registration Statement on Form S-1, as amended, on July 2, 2021, which was declared effective by the SEC on September 29, 2021. The gross proceeds to the Company from the underwritten public offering, before deducting underwriting discount, the underwriters’ fees and expenses and the Company’s estimated underwritten public offering expenses, were $13,800,000.

Senior Subordinated Secured Convertible Debentures

In May and September 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share.

The Company’s obligations under the Debentures were secured by a first priority lien on all of the assets of the Company and its subsidiaries, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

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

On July 2, 2021, the Company issued 1,489,437 shares of common stock upon the conversion of all $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through 7/2/21 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020.

On July 2, 2021, the number of placement agent warrants issued in 2020 and 2021 was reduced, from 287,606 to 72,728, and the exercise price was increased to $6.25.

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note amortizes over 24 months, bears interest at 6% and matures on July 1, 2023.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note amortizes over 30 months, bears interest at 6% and matures on February 1, 2024.

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

We generate revenue from the following activities:

•	Software Subscriptions: We offer a subscription to our web-based platforms that, coupled with service, help employers recruit talent. Our platforms allow our customers to source, contact, screen, and sort candidates using data science and advanced email campaigning tools. As part of our software subscriptions, we provide varying support packages and on-demand recruiting support services, some for an additional fee. With certain plans and depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), the Company refunds the customer in full for all fees paid by the customer.

•	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of recruiting and talent acquisition professionals, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure qualified professional recruiters for our employer clients and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our "Talent Effectiveness" practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

•	Full-time Placement: Consists of providing referrals of qualified recruiters and talent acquisition professionals, as well as other types of candidates, to employers to hire for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the recruiters or candidates that we refer. Employers alert us of their hiring needs through our Platform or other communications. We source qualified candidate referrals for the employers' available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters' efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a "full-time placement fee," an amount separately negotiated with each employer client. The full-time placement fee is typically a percentage of the referred candidates' first year's base salary or an agreed-upon flat fee.

•

Marketplace: The Marketplace category comprises recruitment marketing and other services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, the Company categorizes all online advertising and affiliate marketing revenue as Marketplace.

○

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that promotes job seekers' profiles and resumes to help with their procuring employment and upskilling and training. Our resume distribution service allows a job seeker to upload their resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time, flat fee for this service. We also offer a recruiter certification program that encompasses our recruitment-related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completing the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified project-based personnel for the employer's specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record or us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates' ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

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

Software subscription revenues are recognized over the term of the subscription for access to services and/or our web-based platform. Revenue is recognized monthly over the subscription term. Talent effectiveness subscription revenues are recognized over the term of the subscription when services are provided. Any payments received prior to the time passing to provide the subscription services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and on-demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

Recruiters on Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters on Demand are recognized on a gross basis when each monthly subscription service is completed. Talent Effectiveness consulting services are billed to clients upfront for a period of months. Revenue is recognized on a gross basis monthly over the period the consulting services are provided.

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

Marketplace advertising revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services. Job posting revenue is recognized at the end of the period the job is posted. Marketplace career services revenues are recognized on a gross basis upon distribution of resumes or completion of training courses, which is the point at which the performance obligations are satisfied. Payments for career services are typically due upon distribution or completion of services.

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out- of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. Payroll and related taxes of certain employees that are placed on temporary assignment are outsourced to third party payors or related party payors. The payors pay all related costs of employment for these employees, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. We assume the risk of acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

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

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2020, management has determined that, as of September 30, 2021, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements.

The Company anticipates that, prior to December 31, 2021, it will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued upon conversion of preferred stock

On July 2, 2021 the Company issued 1,293,430 shares of its common stock upon the conversion of 376,275 shares of its Series D preferred stock.

On July 2, 2021 the Company issued 3,229,225 shares of its common stock upon the conversion of 645,845 shares of its Series E preferred stock.

On July 2, 2021 the Company issued 234,237 shares of its common stock upon the conversion of 46,847 shares of its Series F preferred stock.

Shares issued upon conversion of common stock warrants

On July 2, 2021 the Company issued 522,108 shares of common stock upon the conversion of 522,108 Series D warrants.

Shares issued upon conversion of convertible notes

On July 2, 2021 the Company issued 1,489,437 shares of common stock upon the conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020.

Shares issued for Business Acquisitions

In September 2021, we issued 15,591 shares of common stock, respectively pursuant to the Scouted acquisition. In July 2021, we issued a total of 257,546 shares of common stock pursuant to the Parrut acquisition. In August 2021, we issued a total of 508,711 shares of common stock pursuant to the Novo Group acquisition. In September 2021, we issued a total of 321,390 shares of common stock pursuant to the Upsider acquisition.

Shares issued for Services

In August 2021, we issued 25,000 RSUs to a vendor for services valued at $101,250.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
10.1 #	Asset Purchase Agreement dated as of July 7, 2021, among Recruiter.com Group, Inc., and Parrut, Inc., and individuals named therein.	8-K	7/12/21	10.1
10.2	Registration Rights Agreement, dated as of July 7, 2021, by and between Recruiter.com Group, Inc., and Parrut, Inc.	8-K	7/12/21	10.2
10.3 #	Asset Purchase Agreement, dated as of August 27, 2021, among Recruiter.com Group, Inc., Novo Group, Inc., and individuals named therein.	8-K	9/2/21	10.1
10.4	Registration Rights Agreement, dated as of August 27, 2021, by and between Recruiter.com, Novo Group, Inc., and individuals named therein.	8-K	9/2/21	10.1
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive and Principal Financial Officer (906)				X*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

