Form 10-K
period 2021-12-31
Recruiter.com Group, Inc.
filed 2022-03-31
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

RECRUITER.COM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(855) 931-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock	RCRT	NASDAQ Capital Market
Common Stock Purchase Warrants	RCRTW	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $14,317,128 based on $4.50, the closing price of the registrant’s Common Stock on that date.

As of March 24, 2022, the Company had 14,784,821 shares of its Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

●	our ability to continue as a going concern;

●	raise additional capital, if needed, to support our operations;

●	the effect of COVID-19 on our business and the national and global economies;

●	the rate and degree of market acceptance of our products and services;

●	our ability to expand our sales organization to address effectively existing and new markets that we intend to target;

●	impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;

●	our ability to compete effectively in a competitive industry;

●	our ability to achieve positive cash flow from operations;

●	our ability to continue to meet the Nasdaq Capital Market requirements;

●	our ability to meet our other financial operating objectives;

●	the availability of qualified employees for our business operations;

●	general business and economic conditions;

●	our ability to meet our financial obligations as they become due;

●	positive cash flows and financial viability of our operations and new business opportunities;

●	ability to secure intellectual property rights over our proprietary products or enter into license agreements to secure the legal use of certain patents an intellectual property;

●	raise additional capital, if needed, to support our operations;

●	our ability to be successful in new markets;

●	our ability to avoid infringement of intellectual property rights;

●	the positive cash flows and financial viability of our operations and new business opportunities

●	continued demand for services of recruiters;

●	unanticipated costs, liabilities, charges or expenses resulting from violations of covenants under our existing or future financing agreements;

●	our ability to operate our virtual AI-and video-enabled hiring platform (the “Platform”) free of security breaches; and

●

our ability to identify suitable complimentary businesses and assets as potential acquisition targets or strategic partners, and to successfully integrate such businesses and /or assets with our business.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A, Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Recruiter.com Group, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company based in New York, New York, that, through its subsidiaries, operates an on-demand recruiting platform digitally transforming the $136 billion dollar recruiting and staffing industry.  We offer recruiting software and services through an online, AI-powered sourcing platform and network of on-demand recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

We have seven operating subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). As of March 28, 2022, the Company employed 73 full time corporate employees and 69 outside staffing professionals in 19 states.

We leverage proprietary AI-based candidate sourcing software and recruitment marketing technology to serve our clients’ talent needs.  For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis.  To round out our offerings, we provide other talent acquisition support services, including consulting, staffing, full-time placement services, and talent effectiveness coaching.

Our mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

Corporate History

We were incorporated in February 2015 as a Delaware corporation. Effective March 31, 2019 (the “Effective Date”), we completed a merger with Recruiter.com, Inc. (“Pre-Merger Recruiter.com”), an affiliate of the Company, pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019 (the “Merger”). At the effective time of the Merger, our newly formed wholly-owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and as our wholly-owned subsidiary.

Following the Merger, on May 9, 2019, we changed our corporate name to Recruiter.com Group, Inc. Our fiscal year end was also changed, as of the Effective Date, from March 31 to December 31.

Immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of our outstanding shares of common stock (“Common Stock”). The Merger did not result in a change of control of our Company, as the principal stockholders of Pre-Merger Recruiter.com had controlled the Company since October 2017 and the Merger simply increased their control. In addition, our President and Chief Operating Officer served as the Chief Executive Officer of Pre-Merger Recruiter.com and the majority of our directors at the time were directors (or designees) prior to the Merger. Further, our Executive Chairman and Chief Executive Officer was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed as our Executive Chairman.

Reincorporation and Reverse Stock Split

On May 13, 2020, we effected a reincorporation from the State of Delaware to the State of Nevada. Following the approval by our stockholders at a special meeting held on May 8, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Recruiter.com Group, Inc., a Nevada corporation and our wholly owned subsidiary (“Recruiter.com Nevada”), pursuant to which we merged with and into Recruiter.com Nevada, with Recruiter.com Nevada continuing as the surviving entity. Simultaneously with the reincorporation, the number of shares of common stock that we, as a Nevada corporation, are authorized to issue was increased from 31,250,000 shares to 250,000,000 shares. On June 18, 2021, we filed an Amendment to our Articles of Incorporation to effectuate a reverse split of our issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021. Simultaneously with the reverse stock split, we reduced our authorized shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying consolidated financial statements and footnotes and throughout this annual report has been retroactively adjusted to reflect the effects of the reverse stock split.

The reincorporation did not result in any change in our corporate name, business, management, fiscal year, accounting, location of the principal executive office, or assets or liabilities.

Scouted Asset Purchase

Effective January 31, 2021, we, through a wholly-owned subsidiary, acquired all of the assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration in the Scouted Asset Purchase, Scouted shareholders received a total of 224,163 shares of our restricted Common Stock (valued at $1,625,183 based on a $7.25 per share acquisition date price), of which 33,151 shares of stock were held in reserve and recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million.  The 33,151 shares held in reserve were issued on December 13, 2021. The Scouted Asset Purchase was accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”). We utilized the Scouted Assets to expand our video hiring solutions and curated talent solutions, through our Recruiting Solutions subsidiary.

Upsider Asset Purchase

Effective March 25, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders received net cash of $69,983 and a total of 323,094 shares of our Common Stock (the “Upsider Shares”) (valued at $2,544,362, based on a $7.88 per share acquisition date price), of which 51,940 of the Upsider Shares were held in reserve and were recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider were paid earn-out consideration in the form of the issuance of 321,390 shares of our Common Stock on September 1, 2021 based on the attainment of specific targets during the nine months following closing. The total purchase price was approximately $3.9 million. The assets acquired in the Upsider Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. We also assumed a small amount of liabilities in the form of net payables. We utilize Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

OneWire Asset Purchase

Effective May 10, 2021, we, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders received a total of 155,327 shares (the “Consideration Shares”) of Common Stock, (valued at $1,255,000, based on a price per share of $8.0797, the volume-weighted average price of the Common Stock for the 30 day period immediately prior to the closing date), of which 31,066 of the Consideration Shares are subject to forfeiture as security against a post- closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. At the date of closing, the common stock was valued at $1,436,777 and there was a to be determined working capital adjustment to be paid in additional common shares recorded as a liability at a fair value of $45,751 for a total purchase price of $1,482,528. The assets acquired in the OneWire Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. OneWire’s expansive candidate database in financial services and candidate matching services amplifies our reach to give employers and recruiters access to an even broader pool of specialized talent.

Parrut Asset Purchase

Effective July 7, 2021, we entered into and closed on an Asset Purchase Agreement with Parrut, Inc. (“Parrut”), and certain individuals named therein. Parrut does business as Uncubed and we acquired the assets of the Technology Solutions Division of Uncubed. The purchased assets include assets related to Finalist, an online marketplace for sourcing and screening early-professional software and data candidates and assets related to Uncubed’s job board technology and candidate engagement platform which includes Mediabistro, a job board and professional community for media, content, and creative professionals (the “Parrut Purchase”).

As consideration for the Parrut Purchase, we paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023, and granted to Parrut 257,545 shares of our Common Stock, valued at $1,264,551. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which we could become obligated to pay Parrut up to an additional $1,350,000 in the form of our Common Stock (the “Parrut Earn-Out Consideration”). As of December 31, 2021, our preliminary estimate of the fair value of the Parrut Earn-Out Consideration was $1,125,000. The Parrut Earn-Out Consideration is equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date.

Novo Asset Purchase

Effective August 27, 2021, we entered into and closed an Asset Purchase Agreement with the Novo Group, Inc. (the “Novo Group”), and certain individuals named therein. The Novo Group operates a recruitment services company for employers, providing talent, acquisition and other hiring solutions.

We purchased substantially all of the assets of Novo Group (the “Novo Purchased Assets”). The Novo Purchased Assets include, among other assumed assets, certain contracts with Novo Group’s clients, permits owned, held and used by the Novo Group, intellectual property as well as tangible assets, and all of Novo Group’s accounts receivable (the “Novo Purchase”). Furthermore, we agreed to assume certain liabilities associated with the Novo Group business.

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (i) $1,337,500 in cash, (ii) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024, (iii) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021, and (iv) 508,711 restricted shares of our Common Stock, valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of Common Stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners.

In addition to the Base Purchase Price, there is an earn-out that is tied to revenue of Novo Group from sales of its products and services over eight calendar quarters (the “Earn-Out Period”), with such Earn-Out Periods beginning on January 1, 2022 and ending on December 31, 2023. The Earn-Out Amount payable, if any, would equal to 5% of Novo Group’s revenue (“Earn-Out Amount”) for each applicable Earn-Out Period. Our preliminary estimate of the fair value of this contingent consideration was $543,297 which has been revalued to $578,591 as of December 31, 2021.

Market Opportunity

Industry Overview

Employers invest significant amounts of capital in finding qualified employees, what we call the practice of “talent acquisition.” Market opportunities within talent acquisition are expansive and diverse. According to Statisa, the recruiting and staffing industry is worth over $136 billion dollars as of 2021, while IBISWorld pegs staffing and temp agencies to total over $200 billion dollars. The digital sector of the recruiting industry, in which we include our Platform, Recruiter.com, is growing rapidly within this large industry. IBISWorld anticipates that the $14 billion dollar online recruitment sites sector will grow at a 12% rate in 2022.

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

Overall, the U.S. recruitment industry is enormous, and it continues to grow, driven mainly by robust GDP growth creating demand for direct-hire (finding full-time employees) and contingent (placing project-based) workers. Demographic trends are also accelerating the demand for recruitment services: According to Seniorliving.org, from now until 2030, 10,000 Baby Boomers each day will hit retirement age. Employers often turn to the recruiting industry to close these talent gaps.

With employers continuing to struggle to find relevant candidates and more than 10.9 million open jobs in the US as of December 2021, recruiting represents an enormous market opportunity. According to the leading human resource association, the Society for Human Resource Management, external sources-whether online job boards, recruiting agencies, campus events, job fairs, or walk-ins-produce approximately 65% of interviews compared to internal sources such as career sites, in-house recruiters and employee referrals, which is 35%. This 65% of role interviews generated by external sources provide a significant market opportunity for innovative recruiting technology companies to capture.

Industry Trends

“The Great Resignation”

In 2021, US employers experienced higher than normal rates of resignations. This trend has been described by many publications and named as “The Great Resignation.” Since April 2021, the share of nonfarm workers who quit their jobs has been at some of the highest levels recorded by the Bureau of Labor Statistics. Abnormally high “quit rates” or what are called “churn rates” within the industry, may propel employers to invest historically high levels of capital toward recruitment and retention efforts to attract and maintain a qualified and productive workforce.

Growing Demand for Recruiters

Employers in 2021 showed a clear demand for recruitment and talent acquisition professionals. According to LinkedIn, there are over 300,000 open jobs for recruiters in the US (more than for software engineers). The Wall Street Journal  called recruiters “The Hardest Job to Recruit for”, while Bloomberg, citing Revelio Labs data, stated that recruiters had the largest bump in real wages among various professions. Our management team believes that the general trend of increased demand for recruitment and talent acquisition professionals stems from a greater investment by corporations in their talent attraction and retention efforts. While we cannot guarantee the continuation of this trend, management expects historically high quit rates and increased demand for professional, specialized talent to continue to fuel general long-term need for recruitment professionals.

COVID-19

The recent COVID-19 pandemic dramatically affected the US economy and the job market. Unemployment peaked at 14.7% in April of 2020. Since then, labor markets have continually improved, with the unemployment rate falling to 3.9% in December of 2021.

Our management team believes that COVID-19 accelerated significant technology trends that had already existed before the pandemic. For example, the gig economy's growth (i.e., temporary, flexible jobs) was facilitated by technology, virtual and remote telework with video, and the emergence of on-demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and moved these trends rapidly forward. As we operate as a virtual, AI, and video-based hiring platform operating in the gig economy, these trends may act as tailwinds for the adoption of our products and services.

We expect but cannot guarantee that demand for its recruiting solutions will continue to improve  in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. We continue to closely monitor the confidence of our recruiter users and customers, and their respective job requirement load through offline discussions and our Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

•

Marketplace: Our “Marketplace” category comprises services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, we categorize all online advertising and affiliate marketing revenue as Marketplace.

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

9

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for clients that buy staffing, direct hire, and sourcing services. Once we have secured the relationship and contract with the interested Enterprise customer, the delivery and product teams will provide the service to fulfill any or all of the revenue segments.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of our gross margin.

Disrupting an Industry - Recruit Talent Faster

We believe we are fundamentally modernizing the recruiting process by digitizing and democratizing the recruiting process. We are distributing both the work and opportunity of recruiting to a broader community than ever before, enabling people to earn money through our platform and be their own bosses. Furthermore, we are dispersing the economic benefits of successful recruitment to a broad group of people. By doing so, we help businesses recruit talent faster and more efficiently than ever before.

Community and Network

We operate various publishing, social media, groups, and career communities that allow for user registration. We specialize in providing content, community, and resources for recruitment and talent acquisition professionals. We refer to the recruiting and talent acquisition professionals that connect with our various assets as our “Recruiter Network” or our “network of recruiters.” This network of recruiters allows us to maintain a close connection to the industry as a whole and be responsive to our clients’ demand for project-based and full-time recruiters. In addition, our network of recruiters serves as a general sales channel, to which we can market recruitment solutions, such as our recruiting software subscriptions.

We believe the potential scale of our Recruiter Network is enormous. With hundreds of thousands of people involved in the general human resource and employment industry in the United States alone, and many more interested in referral-based, work-from-home earning opportunities, we believe our addressable network and potential audience is significant.

The Recruiter.com Website - a Top Destination

Our website is a popular destination for the recruiting and talent acquisition profession, with millions of pages of indexed content on career and recruitment issues and trends, email newsletters, and digital publications issued every quarter. Our internet traffic is generated by three primary groups of people: (1) recruiters seeking to join the network and platform, (2) enterprises seeking to recruit talent, and (3) candidates seeking to find opportunities through the community of recruiters. Overall, we are a well-known brand in the recruiting industry, and our vision is to build upon this success to become a clear leader in terms of traffic, mindshare, and usage within the recruiting business.

A comprehensive search engine optimization strategy fuels our marketing. SpyFu.com, a traffic analysis website, estimated that, as of February 2022, our website has obtained over 20,884 search terms on the first page of Google.com. We are also active on social media. Most notably, as of February 2022, we operated five of the top ten largest professional groups globally on the social media platform LinkedIn, out of over 2.2 million groups in total. These groups include the Recruiter.com Network, and groups for the professions of CFOs, CMOs, CIOs, and Project Managers.

In addition to our online thought leadership and social media presence, we also attract recruiters and enterprises to our community and solution through our recruitment training offerings. Through our fully online Recruiter.com Certification Program (“RCP”) and Recruiter.com Academy, a live, instructor-led program with our partner CareerDash, we facilitate upskilling for experienced recruiters and easy entry into the profession for those new to the tasks of recruiting and candidate sourcing. The Society for Human Resource Management (SHRM) has certified the RCP for re-education credits.

Our Recruiting Software

We offer employers a subscription service that provides campaigns to prospective employees and sends these candidates to the employers. The subscription is made possible by our AI based software, which matches job descriptions against a large database of candidate profiles. We refer to this software solution as our “AI Software”, “Talent Sourcing Software”, “the Platform” or simply, “Recruiter.com Software.” Our AI Software originated from our acquisition of Upsider, Inc. in 2021, and has since been further developed.

Benefits for Employers

Employers benefit from this subscription by receiving access to candidates that do not necessarily frequent traditional job posting sites. This diverse source of candidate data, combined with our advanced recruitment marketing capabilities, creates for a highly unique talent pool.

Our Career Communities

We own and develop a proprietary tool for job posting and career community sites, which originated from the purchase of certain assets from Parrut, Inc. known as Uncubed Technology and has since been further developed. We use this technology to operate certain career communities, including sites for recruitment and media professionals. We refer to the technology as our “Recruitment Marketing” technology and to the sites that leverage such technology as our “Career Communities.”

Career Community for Recruiting Professionals

We own and operate Recruiter Jobs, a specialized career community for recruiting and talent acquisition professionals. The community focuses on providing access to both contract and full-time job opportunities for recruiters. Users may search and find suitable job opportunities, create job alerts for notifications, and easily apply to open roles. The career community is currently located at https://jobs.recruiter.com.

MediaBistro - a Career Community for Media Professionals

We own and operate MediaBistro, a specialized career community for media and creative professionals. The community focuses on providing access to job opportunities at companies in the media space. Users may search and find suitable job opportunities, create job alerts for notifications, and easily apply to open roles. The career community is currently located at https://www.mediabistro.com.

Benefits for Career Community Users

We empower professionals to find suitable career opportunities, surfacing relevant jobs and connecting them with economic opportunity.

Benefits to Employer Clients

Enterprises can leverage our niche communities of professionals to tap into highly unique talent pools.

Our Strengths

●	Reliable Brand: As the name “Recruiter.com” defines an entire profession and captures the essence of the business and software platform, we benefit from strong brand recognition.

●	People: Several of our key executives and personnel have extensive experience and successful track records with internet-enabled recruitment and staffing.

●	Platform Technology: We offer a proprietary, fully operational software platform complete with sophisticated machine-learning technology.

●	Power of Our Reach: We benefit from excellent placement and visibility within popular search engines and broad distribution and followings on social media networks.

Our Growth Strategy

We seek to unlock the full potential of our brand by executing our strategic plans, which include organic growth, opportunistic acquisitions, and making use of capital provided by the public market. In short, we look to realize the potential of our market position.

Overall Market Position Potential

Companies in the recruiting technology space, such as LinkedIn and Indeed.com, have achieved “unicorn” status as billion-dollar companies. Management believes that our full potential could lead to our achieving a much larger market position and presence, as Recruiter.com is a defining brand for the profession of recruiting and talent acquisition. Recruiting as a business generates over $200 billion in revenue, therefore management believes there to be a very large addressable market and opportunities for growth.

Our combination of innovative candidate-matching technology, a broad network of specialized recruiting professionals, and curated talent communities enable a traditionally service-heavy industry to be scalable in an entirely new way. We believe our brand and technology put us in a unique position in the market.

Strategy

Recruiter.com intends to grow its business by focusing efforts on the following five main areas:

1) Grow Our Community:

●

Grow Recruiter Engagement: Dedicated Community Managers regularly support and service our growing network of recruiter users on the Platform. We plan to continue to invest in community management initiatives, including enhancement of outreach and communications.

●

Grow the Number of Recruiters on the Platform: We plan to continue to grow our recruiter network through viral search, referral, content, and community strategy. Investments in content, community sponsorship, and thought leadership will continue to drive people back to the platform, creating a real "hub" for recruiters.

●

Increase Growth and Earning Opportunities for Recruiters on the Platform: We plan to continue investing in new products and features to help recruiters grow their businesses by expanding their access to technology, developing their professional and marketing skills, and increasing their earning opportunities. This includes expanding on our lead generation capabilities.

2) Build Business Model Innovations:

●

Continue to Innovate and Improve the Platform to Build Best-in-Class User Experiences: We aim to create the most innovative and easy-to-use solutions for empowering businesses and recruiters to recruit talent faster.

●

Invest in Scalable Business Models: We plan to continue to invest in the development of our SaaS model and subscription services while improving the recruiter experience by enhancing our software capabilities, data science, security, and technology infrastructure. Further low- and light-touch subscription models and plans promise to facilitate the seamless transactions of candidates and job flows on the Platform and, in doing so, increase our gross margins and the efficiency of our business.

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

3) Monetize the Businesses and Candidates Seeking to Access the Community and Platform:

We intend to not only develop new clients for all of our services but also expand relationships with our existing clients and increase their spending on the Platform by investing in building new products and features.

●

Attract New Clients Through Strategic Partnerships with MSP and HR Providers: We intend to expand our marketing efforts with partners to attract new clients by increasing awareness of the Platform and the benefits of using flexible and on-demand recruiting.

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

4) Acquire Complementary Assets and Businesses:

We seek opportunities to acquire complementary businesses and personnel within the recruitment and staffing sector, primarily to expand the overall number of employers using the Platform to source talented employees and contractors.

●

Increase Employer Demand: We plan to approach recruitment companies with firm client control and knowledge, such as recruitment process outsourcing (RPO) companies in major cities within the continental United States and with stable, diversified client revenues. These types of acquisitions may help increase the number and diversity of jobs in the marketplace platform and allow for the upselling of our new and planned products for employers.

●

Further Our Technology Offering: We plan to evaluate specific valuable online tools for recruiters that would enhance our overall platforms, such as candidate sourcing technologies, data appending services, job distribution and marketing software, lead generation tools, and others that would improve our value to our community of recruiters, to improve engagement and daily use metrics.

●

Enhance Strategic Technology: We continually monitor and evaluate third-party companies for technology that would be of strategic value. Management is particularly mindful of the emergence of artificial intelligence being applied to hiring and recruitment processes. We are interested in acquiring or licensing such technologies that offer fundamental advancements to the Platform and, therefore, long-term shareholder value.

5) Approach the Future with Clarity and Vision:

●

Trust Our Vision: We have a big name but an even bigger purpose: to "recruit" means to inspire someone to join a cause. Our mission at Recruiter.com is more than just primarily connecting job seekers and employers. We also want to inspire people to better themselves, to grab opportunities, and to believe in themselves. Simply put, Recruiter.com exists to open doors for people. We are inspired by our mission and purpose, and we trust in our overall vision to continue to inspire the dedication necessary to build a fantastic brand and valuable company.

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

Technical Vision Strategy - Towards Autonomous Recruiting

The job market and broader economy itself are evolving to adapt to automation, technology adoption, disruption, and, more recently, machine learning. McKinsey’s Future of Work in America report, states: “What lies ahead is not a sudden robot takeover but a period of ongoing, and perhaps accelerated, change in how work is organized and the mix of jobs in the economy. Even as some jobs decline, the US economy will continue to create others - and technologies themselves will give rise to new occupations. All workers will need to adapt as machines take over routine and some physical tasks and as demand grows for work involving socio-emotional, creative, technological, and higher cognitive skills.”

As in many professions, recruiting itself is both threatened and positively enabled by technology. As a platform company, we are optimistic about our positioning and ability to not only adapt to, but to lead some of these transformations. Through our software, we are gathering data intelligence while we improve our work processing, enabling a virtuous cycle of systemic and profitable improvements. Specifically, as our artificial intelligence tools get better, we strengthen our ability to deliver talent by leveraging these tools.

We are building our overall technology platform toward a vision of efficient, near-autonomous recruiting. That said, recruiting - the process of inspiring others to join a better opportunity and the subsequent judgment of their abilities and fit to do so - is an inherently social practice. We will attempt to lead in the development of technology that remembers and supports this most critical factor, with the overall mission of connecting talent to opportunity in a more fluid, rapid, and seamless manner.

Our Clients

Our AI software and on-demand recruiting service allow us to meet the hiring needs of a variety of clients, from Fortune 100 enterprises to high-quality startups. We typically focus on filling highly skilled and senior-level roles in specialized fields, including technology, healthcare, finance, logistics/transportation, communications, engineering, energy, and many others.

The majority of our revenue (approximately 90%) is generated by providing Recruiting Solutions for employers, consisting of success-based placement fees for fulltime employee referrals and hourly and project-based fees for professional consulting and staffing. Our clients include Schlumberger, Halliburton Co., Ford Motor Co., Coca Cola Co., and Bluebeam, Inc. As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 12%, respectively, for a total of 26%. As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19%, respectively, for a total of 51%.

For the year ended December 31, 2021, one customer accounted for more than 10% of total revenue, at 12%. For the year ended December 31, 2020, three customers each accounted for 10% or more of total revenue, at 30%, 20%, and 11%, respectively, for a total of 61%.

Our focus is to increase and improve our suite of product offerings and solutions to address different needs of potential employers in order to increase our client base and reduce reliance on the three customers accounting for the large percentage of our accounts receivables and revenue.

Our Platform and Technology

Our AI Software

Employers large and small use our AI-based recruiting software and the Platform to identify great candidates and shave time off the recruiting process. Our software allows employers to outreach to qualified applicants and receive qualified and interested talent in a variety of methods. Overall, employers can use the subscription to spend more time collaborating with teams and less time on the hiring process itself.

Third-party Artificial Intelligence, Data, and Video Tools

We also license certain third-party tools for the enhancement of our offerings. We license candidate-matching software and data from third parties, including Opptly LLC, formerly known as Genesys Talent LLC, (“Opptly” or “Genesys”), which was recently rebranded “Opptly,” and Censia. The initial term of our license agreement with Genesys, expires on March 31, 2022. We will not be renewing the Genesys license after March 31, 2022. Our license agreement with Censia may be terminated either by Censia or us at any time with a 180-day prior written notice. We have terminated our license agreement with Censia as of December 31, 2021. We contracted MyInterview to build a video hiring platform through a license and services agreement, with support and resourcing for the product for a term of three years beginning March 30, 2020. In addition, we license data from a variety of third-party services for the purpose of expanding our profile database.

Our Technology Infrastructure

Hosting

We currently host certain websites and data at data centers owned by Databank in Baltimore, MD, which has systems for automated backup storage and retrieval. Our websites, applications, and infrastructure were designed to support high-volume traffic. Our management has reviewed Databank’s independently audited “SOC 2® Type 2 Report on Controls Relevant to Security and Availability for Data Center Services” and believes Databank’s security protocols to be at or exceeding the level of equivalent technology providers.

We host additional websites and data with Amazon’s web hosting service.

Personnel

Software development, database management, remote server administration, quality assurance, and administrative systems access is managed by our Chief Technology Officer Xuan Smith.  Our public websites are also maintained under the direction of our Chief Web Officer, Ashley Saddul, who currently resides overseas in Mauritius. From time to time, we also engage technical personnel on an as-needed basis from other locations, including overseas locations.  Outsourced personnel are managed by Mr. Smith and Mr. Saddul.

Product Development

We continue to invest in product development, develop new products and features, and further build our infrastructure. Our goal is to enable employers to identify and engage with top talent faster than ever before.

Roadmap

The following roadmap outlines Platform improvements that we intend to launch over the next year. While our overall strategic direction changes little, these specific projects cannot be guaranteed and often change. Specific projects include:

●	Continued development and enhancement of AI software and career communities; and

●	Job search and matching improvements through machine learning.

Additional Specific Growth Plans

●	Incorporation of video into recruitment and hiring workflows;

●	Steady organic growth of enterprise services through continued onboarding of and delivery for major enterprise clients;

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

Sales and Marketing Strategy

Our sales and marketing strategy is centered around driving cost-effective awareness of our brand and the benefits of our platform among recruiters and employers of all sizes, from small businesses to Fortune 100 companies. Most of our new recruiter and employer registrations come from direct navigation to our website through unpaid search engine results listings, social media, and other content-based, no-cost referrals. We draw on our robust recruiting and staffing business foundation to build a sales pipeline and grow account relationships.

Sales Strategy

Most of our sales opportunities are derived from internet marketing and content strategies, which generate interest and traffic from search engines, such as Google, which index our website content. Word of mouth, customer and user referrals, and general brand recall and recognition also generate a significant number of visits to our website. Visitors to our website then express interest and contact us through standard electronic forms on our website. We employ Account Managers who follow up with these leads and perform inbound or inside sales functions to develop quality relationships with our customers. As much as possible, we rely on automated contact solutions to engage with our clients seamlessly. Our sales strategy includes the hiring of both internal and external sales and sales management personnel to conduct our sales relationships. As we expand our solution offerings, we will increasingly cross-sell across our on-demand recruiting technology and solutions.

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

Partnerships

We have forged relationships with many firms in the recruiting, HR, and payroll space. Partnerships constitute an essential component of our sales and marketing strategy, as these partnerships may stimulate sales demand for our hiring solutions, including success-based recruiting, on-demand offerings, and, in the future, video screening services. We pursue strategic alliances with employer service providers for joint marketing and cross-selling activities, and we seek platform integrations with strategic partners to generate client demand.

Public Relations

For PR and marketing purposes, we rely mostly on the continued development of our thought leadership content. Recruiter Index®, our proprietary analysis that pinpoints recruiting trends and forecasts business growth, will form the bedrock of our thought leadership strategy.

No one understands the talent market like the recruiters, HR professionals, and talent acquisition experts working on the front lines. We have the unique ability to survey our vast network of independent recruiting and talent acquisition specialists to uncover job market trends. Given the Recruiter Index’s ® consistent media appearances beginning in June of 2020, including on CNBC, there appears to be strong demand for leading indicators of the labor market.

Community Management

We consider our community management an essential part of our revenue generation strategy, as active engagement of our network leads to the further output of successful candidate matches. The principles of our approach to community management include:

●	Value: Each member of the recruiter network is an asset to our business.

●	Understanding: We form relationships with a human touch and develop real understandings of recruiters’ business needs and capacities.

●	Personal: Every on demand recruiter has a named contact.

●	Shared Success: We take pride in our community, and we incentivize success and connections.

Competition

The market for online staffing and recruitment services is highly competitive, fragmented, and undergoing rapid changes following increasing demand, technological advancements, and shifting needs. We compete with several online and offline platforms and services, including but not limited to, the following:

●

Traditional talent acquisition and staffing service providers and other outsourcing providers, such as the Adecco Group, Korn Ferry, Russell Reynolds Associates, Inc., and Robert Half International, Inc.;

●	Other e-staffing and recruitment marketplace providers, such as Hired.com, Scout Exchange, and Reflik;

●	Professional and personal social media platforms, such as LinkedIn and Facebook;

●	Software and business services companies focused on video hiring talent acquisition, management, invoicing, or staffing management products and services;

●	Online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter; and

●	Additionally, well-established internet companies, such as Google and Amazon, have entered or may decide to join our market and compete with our Platform.

We compete based on several factors, including, among other things: size and engagement of user base, brand awareness and reputation, relationships with third party partners, and pricing. We differentiate ourselves through what we call our “three uniques:” people, power, and platform. We pride ourselves on:

●	Our people, who are experts in the recruiting industry;

●	The power of our robust network of recruiters, top internet brand, distribution channels, and content and social media followings; and

●	The Platform, which is a complete and custom-built software platform, with many integrations and partnerships, which has developed over several years.

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

As of February 21, 2022, our trademarks include the terms “Recruiter.com,” “Recruiting Social,” “Recruiter Life,” “Recruiter Hire,” “Recruiter Index,” “Recruiter Direct,” “VocaWorks,” “Scouted,” “ScoutedU,” and “OneWire.”

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

Additionally, our Platform and the platform user data it uses, collects, or processes to run our business is an integral part of our business model and, as a result, our compliance with laws dealing with the use, collection, and processing of personal data is part of our strategy to improve platform user experience and build trust.

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

Facilities

Our corporate headquarters are located in New York, New York.  We operate from time to time in leased flexible office space, such as WeWork offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Legal Proceedings

Except for the BKR lawsuit and related counterclaim described under Item 3, as of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

Employees

As of March 28, 2022, the Company employed 73 full time corporate employees and 69 outside staffing professionals in 19 states.

Culture and Team

Most of our staff members have many years of experience in online recruiting and technology. We are inspired every day by our mission to connect people better to create terrific job matches. Our people are musicians, programmers, writers, speakers, mathematicians, gardeners, parachuters, runners, hikers, sports fanatics, backyard chicken farmers, and photographers. We are a family-first company, with many hard-working parents raising the next generation of Recruiter.com interns.

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

We are a place to make an impact. We pay little attention to job titles and much more attention to results - who is thinking creatively and making positive contributions daily. At all times, we try to effectively tie things like compensation to direct contribution and foster an environment of inclusion and fair equity. To summarize, we are specialists in recruiting and know what it takes to be an employer of choice and a great place to work. We strive to make our work enjoyable, rewarding, and full of growth opportunities for our staff.

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

Corporate Information

Our principal executive offices are located at 500 Seventh Avenue, New York, New York 10018. Our telephone number is (855) 931-1500. Our website address is www.recruiter.com. The information contained on, or that can be accessed through, our site is not a part of this filing. Investors should not rely on any such information in deciding whether to purchase our securities.

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

We anticipate that we will continue to lose money for the foreseeable future. Our continued existence is dependent upon raising sufficient funds from equity or debt financing activities and generating sufficient working capital from our operations. Because of our history of losses, and net cash used in our operations we may have to continue to reduce our expenditures without receipt of sufficient proceeds from financing activities or improvements in our cash flow from operations. Working capital limitations continue to impinge on our day-to-day operations thus contributing to continued operating losses. If we are unable to raise sufficient funds from financing activities, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will raise sufficient funds from financing activities.

Our management has determined that there is substantial doubt about our ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2021 and 2020 includes an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) used cash in operations of approximately $9.0 million in 2021, and our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months; (ii) we will require additional financing for the fiscal year ending December 31, 2022 to continue at our expected level of operations; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

Our business depends on a strong reputation and anything that harms our reputation will likely harm our results.

As a provider of temporary and permanent staffing solutions as well as consultant services, our reputation is dependent upon the performance of the employees we place with our clients and the services rendered by our consultants. We depend on our reputation and name recognition to secure engagements and to hire qualified employees and consultants. If our clients become dissatisfied with the performance of those employees or consultants or if any of those employees or consultants engage in or are believed to have engaged in conduct that is harmful to our clients, our ability to maintain or expand our client base may be harmed. Any of the foregoing is likely to materially adversely affect our business, financial condition, results of operations or cash flows.

We may be unable to find sufficient candidates for our staffing business.

Our staffing services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through us. Candidates generally seek temporary or full-time positions through multiple sources, including us and our competitors. Prior to COVID-19, unemployment in the United States had been low in the past couple of years but sharply increased and then decreased due to the effects of the COVID-19 pandemic. The availability of qualified talent may change or become even more scarce, depending on macro-economic conditions outside of our control. If finding sufficient eligible candidates to meet employers’ demands becomes more challenging due to falling unemployment rates or other talent availability issues, we may experience a shortage of qualified candidates. Any shortage of candidates could materially adversely affect our business, financial condition, results of operations or cash flows.

We may incur potential liability to employees and clients.

Our consulting and staffing business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. We do not have the ability to control the workplace environment. As the employer of record of our temporary employees, we incur a risk of liability to our temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, or failure to protect confidential personal information. While such claims have not historically had a material adverse effect upon our business or financial condition, there can be no assurance that such claims in the future will not result in adverse publicity or have a material adverse effect upon our business or financial condition. We also incur a risk of liability to our employer clients resulting from allegations of errors, omissions or theft by our temporary employees, or allegations of misuse of client confidential information. In many cases, we have agreed to indemnify our clients in respect of these types of claims. We maintain insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon our business or financial condition, there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect on our business or financial condition or that such claims will be covered by such available insurance.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition, and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure, or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business, we may need to engage in equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a significant adverse impact on our business, operating results, and financial condition.

Because we have a history of net losses, we may never achieve or sustain profitability or positive cash flow from operations.

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $16 million for the year ended December 31, 2021 and $17 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of approximately $51 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

Because we have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects.

We have operated our current platform since April 16, 2016, when we acquired the Platform, where it was then put into a multi-year process of further development, integration, and branding. As a result, our platform and business model have not been fully proven, and we have only a limited operating history on which to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract, retain and incentivize recruiters on our platform, as well as respond to competition and plan for and scale our operations to address future growth. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan, which could materially harm our business or cause us to scale down or cease our operations.

Our future growth depends on our ability to attract, retain, and incentivize a community of recruiters and employers, and the loss of existing recruiters and employers, or failure to attract new ones, could adversely impact our business and future prospects.

The size of our user community of recruiters and employers on our platform is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to attract new users to, and retain existing users on, the Platform. Recruiters and employers on the Platform can generally decide to cease using the Platform at any time. While we have experienced rapid growth in the number of recruiters on the Platform in recent months, with numbers rising from 27,011 on September 30, 2020 to over 40,000 in February 2022, this growth may not continue at the same pace in the future or at all. In addition, it is possible that the ongoing effects of COVID-19 may have a deleterious effect on our user growth in the future. Achieving growth in our community of users may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects would be materially and adversely impacted.

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

If we experience errors, defects, or disruptions on the Platform it could damage our reputation, which could in turn materially and adversely impact our operating results and growth prospects.

The performance and reliability of the Platform is critical to our reputation and ability to attract and retain recruiters and clients. Any system error or failure, or other performance problems with the Platform could harm our brand and reputation and may damage the businesses of users. Additionally, the Platform requires frequent updates, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance or stability problems with the Platform could result in negative publicity, loss of or delay in market acceptance of the Platform, loss of competitive position, delay of payment to us or recruiters, or claims by users for losses sustained by them, which could adversely impact our brand and reputation, operating results, and future prospects.

We rely on third parties to host our Platform, and any disruption of service from such third parties or material change to, or termination of, our arrangement with them could adversely affect our business.

We use third-party cloud infrastructure service providers and co-located data centers in the United States and abroad to host the Platform. Software development, remote server administration, quality assurance, and administrative access is managed overseas by Recruiter Mauritius Ltd. under the direction of our Chief Technology Officer, Ashley Saddul. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to the Platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use the Platform, which could cause us to lose clients, or we may have to assume those increased costs, and our operating results may be adversely impacted.

Because we have arrangements with related parties affecting a significant part of our operations, such arrangements may not reflect terms that would otherwise be available from unaffiliated third parties.

We rely on arrangements with related parties for support of our operations, including technical support, and may engage in additional related party transactions in the future. For example, we currently rely on a related party provider of information technology and computer services located in Mauritius, an island country located off the eastern coast of Africa, for software development and maintenance related to our website and the Platform. Our Chief Web Officer is an employee of this service provider. See “Certain Relationships and Related Person Transactions” for further details. Although we believe that the terms of our arrangements with related parties are reasonable and generally consistent with market standards, such terms do not necessarily reflect terms that we or such related parties would agree to in arms-length negotiations with an independent third party. Furthermore, potential conflicts of interest can exist if a related party is presented with an issue that may have conflicting implications for us and such related party. If a dispute arises in connection with any of these arrangements, which is not resolved to our satisfaction, our business could be materially and adversely affected.

Our Platform contains open-source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to market or operate our Platform.

We incorporate many types of open-source software, frameworks, and databases, including our Platform, which is currently architected on the Yii platform using PHP code and MySQL databases. Open-source licenses typically permit the use, modification, and distribution of software in source code form subject to certain conditions. Some open-source licenses require any person who distributes a modification or derivative work of such software to make the modified version subject to the same open source license. Accordingly, although we do not believe that we have used open-source software in a manner that would subject us to this requirement, we may be required to distribute certain aspects of our Platform or make them available in source code form. Further, the interpretation of open-source licenses is legally complex. If we fail to comply with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering the Platform and the terms on which such licenses are available may not be economically feasible, to re-engineer the Platform to remove or replace the open source software, to limit or stop offering the Platform if re-engineering could not be accomplished on a timely or cost-effective basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

Our future growth depends in part on our ability to form new and maintain existing strategic partnerships with third party solution providers and continued performance of such solution providers under the terms of our strategic partnerships with them.

As part of our growth strategy and, in particular, our enterprise solution offering, we establish and maintain strategic partnerships with large and established third party solution providers to employers, such as companies specializing in enterprise application software, human resources, payroll, talent, time management, tax and benefits administration. Our strategic partnerships include among other things, integration of the Platform with those of our strategic partners, joint marketing, and commercial alignment, including joint events, and sales of our services by our partners’ representatives. We may be unable to renew or replace our agreements with such strategic partners as and when they expire on comparable terms, or at all. Moreover, the parties with which we have strategic relationships may fail to devote the resources necessary to expand our reach and increase our distribution. In addition, our agreements with our strategic partners generally do not contain any covenants that would limit competing arrangements. Some of our strategic partners offer, or could in the future offer, competing products and services or have similar strategic relationships with our competitors, and may choose to favor our competitors’ solutions over ours. If we are unsuccessful in establishing or maintaining our relationships with third parties, our growth prospects could be impaired, and our operating results may be adversely impacted. Even if we are successful in establishing and maintaining these strategic relationships with third parties, they may not result in the growth of our client base or increased revenue.

We rely in part on certain software that we license from related and third parties as part of our service offerings, and if we were to lose the ability to use such software our business and operating results would be materially and adversely affected.

We license video screening technology from MyInterview, as well as other popular, commercially available third party recruiting, communications, and marketing related software systems, such as LinkedIn and Hubspot, much of which is integral to our systems and our business. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results would be materially and adversely affected.

Because we rely on a small number of customers for a substantial portion of our revenue, the loss of any of these customers would have a material adverse effect on our operating results and cash flows.

We derive our revenue from a limited number of customers. As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 12%, for a total of 26%. As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19%, for a total of 51%.

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

Despite our efforts, third parties may infringe upon or misappropriate our intellectual property by copying or reverse-engineering information that we regard as proprietary, including our platform, to create products and services that compete with ours. Further, we may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Additionally, effective intellectual property protection may not be available to us in every country in which our platform currently is or may in the future be available. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming, expensive and may divert management’s attention. Because we rely on Mr. Saddul and his staff who are based in Mauritius, we face a risk based upon any local conditions and difficulties we may face in enforcing our intellectual property rights there. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, and operating results.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth following our acquisitions of Scouted, Upsider, OneWire, Parrut, and Novo during 2021. More recently, the number of recruiters on the Platform increased from approximately 10,000 recruiters in July 2019 to over approximately 28,000 recruiters in January 2021, over 28,290 recruiters in March 2021, and currently over 40,000 recruiters in February of 2022. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

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

We depend on the continued services of our key personnel, including Evan Sohn, our Chief Executive Officer and Chairman, Miles Jennings, our President and Chief Operating Officer, and Judy Krandel, our Chief Financial Officer. We entered into employment agreements with Evan Sohn, Miles Jennings and Judy Krandel. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

If we sustain an impairment in the carrying value of long-lived assets and goodwill, it will negatively affect our operating results.

As the result of our purchase of certain assets of Genesys in March 2019 and Scouted, OneWire, Parrut, Upsider and Novo Group in 2021, we have a significant amount of long-lived intangible assets and goodwill on our consolidated balance sheet. Under the Generally Accepted Accounting Principles in the U.S. (“GAAP”), long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in our stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. If we record impairment charges related to our goodwill and long-lived assets, our operating results would likely be materially and adversely affected.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act, which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Risks Related to Regulation

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

If recruiters on the Platform were classified as employees instead of independent contractors, our business would be materially and adversely affected.

We believe that the recruiters who engage with us on our platform are independent contractors, due to a number of factors, including our inability to control these recruiters, and our Terms of Use with our users reflect that understanding. However, if the independent contractor status of recruiters is challenged, we may not be successful in defending against such challenges in some or all jurisdictions. Furthermore, the costs associated with defending, settling, or resolving lawsuits relating to the independent contractor status of recruiters could be material to our business. In September 2019, California enacted a new employee classification law that codified the 2018 decision by the state’s Supreme Court classifying independent contractors as employees unless they satisfy the following requirements: (i) are free from the control and direction of the entity relating to the performance of the work; (ii) perform work outside the usual course of the hiring entity’s business; and (iii) are customarily engaged in an independently established trade, occupation, or business. We cannot be certain if this ruling in California will impact us.

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

Approximately 30% of visitors to our websites originate from countries outside the United States, which exposes us to risks related to operating abroad.

Even though we currently have a limited physical presence outside of the United States, recruiters on the Platform are located in approximately 162 countries (aside from the US) around the world, the most prevalent being those recruiters who reside in India, Malaysia, England, and Canada, which subjects us to the risks and uncertainties associated with doing business internationally. Additionally, users on the Platform include recruiters from some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Because the Platform is generally accessible by users worldwide, one or more jurisdictions may claim that we or recruiters on the Platform are required to comply with the laws of such jurisdictions. Laws outside of the United States regulating the internet, payments, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with foreign laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

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

Risks Relating to Investments in Our Common Stock

As a result of our recent financings and acquisitions we have issued a substantial number of additional shares of Common Stock, which dilutes present stockholders and have issued dilutive instruments which may dilute present stockholders.

During the period from March 2019 through January 2021, we engaged in a series of private placement transactions issuing to several accredited investors shares of convertible preferred stock and warrants to purchase Common Stock. We have also issued shares of our Common Stock in connection with the Scouted Asset Purchase, the Upsider Purchase, the OneWire Purchase, the Parrut Purchase, and the Novo Purchase. See “Part I - Item 1. Business” for further details. We also closed an underwritten public offering of units in July 2021.  As of the date of this Annual Report, there were approximately 9.5 million shares of Common Stock issuable upon conversion of our outstanding convertible preferred stock, stock options and exercise of warrants (including warrants issued to the placement agent in our private placement transactions). In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion, or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the convertible securities held by the held by investors, we will be required to reduce the conversion prices of certain of our convertible securities held by the investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Because we may issue preferred stock without the approval of our stockholders and a concentrated group of stockholders own a significant percentage of our Common Stock, it may be more difficult for a third party to acquire us and could depress our stock price.

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

A small group of 8 stockholders, including our management, controls approximately 50% of our outstanding voting power as of March 15, 2022 and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any properties.

Our corporate headquarters are located in New York, New York, where we lease WeWork office space at 500 7th Avenue as needed. We do not currently have other leased offices.

Apart from disruptions caused by COVID-19, all of our senior executives including our Chief Executive Officer and Executive Chairman, Chief Financial Officer, President and Chief Operating Office, and Chief Technology Officer work remotely.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

Recruiter.com Group, Inc. v. BKR Strategy Group. We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on-demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from BKR’s business principal as part of the promissory note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000.  On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling.  Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RCRT.”

Holders

The number of shareholders of record of our Common Stock, as of March 15, 2022 was approximately 611 recordholders. This is not the actual number of beneficial owners of our Common Stock, as shares are held in “street name” by brokers and others on behalf of individual owners.  As of March 15, 2022, there was 1 holder of record of our Series E Convertible Preferred Stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2021 and 2020, and our capital resources and liquidity as of December 31, 2021 and 2020. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below and as a result of certain factors, including but not limited to those set forth in “Part I - Item 1A. Risk Factors”. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of the Company.

Overview

We operate an on-demand recruiting platform aimed to disrupt the $136 billion recruiting and staffing industry. Recruiter.com combines an online hiring software solution with on-demand recruiting services. Businesses of all sizes recruit talent faster using the Recruiter.com platform, which is powered by AI Software and a network of professional recruiters.

We help businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting services and technology. We leverage our network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable software for professional hiring, which provides prospective employers access to a rich and diverse data set of prospective candidates.

Our mission is to become a preferred solution for hiring specialized talent.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

32

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

•

Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence and career communities. For businesses, this includes job postings, sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue by completing agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percentage of revenue a business receives from attracting new clients by advertising on the Platform. Companies can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to our work with direct clients, we categorize all online advertising and affiliate marketing revenue as Marketplace revenue.

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that promotes these job seekers’ profiles and resumes to help with their procuring employment, upskilling, and training. Our resume distribution service allows a job seeker to upload their resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program that encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing.

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for clients that buy staffing, direct hire, and sourcing services. Once we have secured the relationship and contract with the interested Enterprise customer, the delivery and product teams will provide the service to fulfill any or all of the revenue segments.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of our gross margin.

2021 Business Update

Our focus during 2021 comprised many areas to help improve our organizational structure, financial position, and corporate governance. Additionally, we continued investing and partnering to expand our service offerings and client and candidate reach. We also supplemented our internal efforts with a focus on acquisitions to help add scale, management talent, and technology. All the while, we shared our progress with media outreach and a focused investor relations effort.

Key Highlights include:

Corporate Organization

●	Listed on the Nasdaq as of July 2, 2021;

●	Expanded the Board of Directors with the appointments of Robert Heath and Steven Pemberton; and

●	Appointed Angela Copeland as Vice President of Marketing and Xuan Smith as Chief Technology Officer.

Investment and Expansion of Offerings

●

Integrated advanced artificial intelligence (AI) powered candidate sourcing technology to create what we believe is the first platform in the world to offer recruiters access to both jobs and AI-matched candidates;

●	Announced the launch of Recruiter.com's Job Market Platform on the SAP App Center, the digital marketplace for SAP partner offerings;

●	Launched Recruiters on Demand solution, offering clients the flexible hiring of recruiters to augment hiring efforts and secured notable clients;

●	Launched a new on-demand Video Screening Platform that offers rapid recording and scalable management of candidate video resumes;

●	Integrated the Recruiter.com Job Market Platform with the ADP digital marketplace; and

●	Achieved a first milestone of growing a large client account to placing approximately 100 people on-site.

Partnerships/Acquisitions

Since December 31, 2020, we entered into the following partnerships or made the following acquisitions:

●

Announced a partnership to bring on-demand hiring services to the WeWork startup ecosystem through the Recruiter.com Flex membership and to offer WeWork All Access, a monthly membership that unlocks access to workspace worldwide, to Recruiter.com’s customers.

●	Partnered with KarmaCheck in order to bring innovative and streamlined candidate screening tools to the growing Recruiter.com Marketplace.

●

Formed a strategic partnership with Beeline, a global leader in software solutions for managing the extended workforce, to bring to market a unique, diversity-focused network of recruiters to Beeline customers;

●	Formed a partnership with DVBE Connect, an award winning, disabled veteran-owned recruiting and staffing company, to build a curated on-demand team of veteran recruiters; and

●	Delivered innovative recruiting solutions for the healthcare industry by partnering with hospitals and leading healthcare recruiting companies to work to fill many registered nursing positions.

●	Acquired five technology companies.

35

●

Announced the “Enterprise Plan” for Recruiters on Demand. The “Enterprise Plan” is designed to help employers hire ten or more full-time recruiters, as the demand for recruiting and talent acquisition professionals continues to soar.

●

Launched Amplify, an artificial intelligence ("AI") powered solution for proactive candidate outreach. Amplify leverages Recruiter.com AI software to search and market to passive candidates, transforming job posting into an active talent identification and engagement process.

●

Announced partnership with Deel, a platform that streamlines worldwide compliance and payments for international teams, which recently raised $425 million at a valuation of $5.5 billion, empowering companies to hire contractors and employees globally.

●

Announced an agreement with Raise Recruiting. The Company and Raise will work together on a joint partnership that will involve the transfer of certain assets, clients, and services for mutual benefit.

Media

●

Throughout 2020 and 2021, appeared on CNBC on multiple occasions to discuss results of the Recruiter Index, Recruiter.com's proprietary survey of recruiter sentiment on the job market and hiring and recruiting demand. Most recently, Evan Sohn appeared on CNBC on February 7, 2021 to discuss the conditions of the job market.

●

Joined forces with Revelio to release recruiting predictions for 2022, which include remote or hybrid work becoming the new normal, work-from-anywhere morphing into hire-from-anywhere, a tight job market, and diversity continuing to be a focus.

●	Quoted in top-tier publications such as The Wall Street Journal, Business Insider, CNN, Forbes, and the Business Journals.

36

●

Received recognition for career communities with Mediabistro being named one of the best career sites to post jobs online by the NYPost and Scouted named one of the ten best job search websites of 2022 by Balance Careers.

Results of Operations

Revenue

Our revenue for the year ended December 31, 2021 was $22.2 million compared to $8.5 million for the prior year representing an increase of $13.7 million or 161%. This increase resulted primarily from an increase in our Recruiters on Demand business of $10.4 million or 1079% due to contributions from acquisitions as well as significant growth in new customers. Additionally, we launched Software Subscriptions during 2021 which contributed $1.4 million in new revenue, which had no contribution in 2020. We also had an increase in Permanent Placement fees of $574 thousand or 111% from increased demand for services to support client hiring needs. We also had an increase in our Marketplace Solutions revenue of $391 thousand or 117% from contributions from recent acquisitions as well as growth in new customers. We also had an increase in our Consulting and Staffing business of $885 thousand or 13% from internal growth from some of our long- term customers as well as new customers.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021 was $14.9 million, which included related party costs of $599 thousand, compared to $6.1 million in the prior year which included related party costs of $1.4 million. This increase resulted primarily from an increase in compensation expense to support revenue growth, third party staffing costs and other fees related to the recruitment and staffing businesses acquired, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for 2021 was $7.3 million which produced a gross profit margin of 33%. In 2020 our gross profit was $2.4 million which produced a gross profit margin of 28%. The increase in the gross profit margin from 2020 to 2021 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expenses of $24.2 million for the year ended December 31, 2021 compared to $9.1 million for the year ended December 31, 2020. This increase was primarily due to higher product development and general and administrative expense, a goodwill impairment expense related to the Genesys asset purchase, higher amortization of intangibles expense to $2.7 million from $687 thousand, and an increase to bad debt expense to $928 thousand. The increase in bad debt expense primarily relates to a one-time reserve for a customer for $650 thousand due to the customer’s lack of payment. See Item 3. Legal Proceedings for more details.

Sales and Marketing

Our sales and marketing expense for the year ended December 31, 2021 was $472 thousand compared to $83 thousand for the prior year, which reflects an increase in personnel, advertising, and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the year ended December 31, 2021 increased to $1.2 million from $300 thousand for the prior year. This increase is attributable to the continued investment in our product offerings. The product development expense in 2021 included approximately $162 thousand paid to Recruiter.com Mauritius, a related party. In 2020, product development expense included $235 thousand paid to Recruiter.com Mauritius.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2021, we incurred a non-cash amortization charge of $2.7 million as compared to $687 thousand for the corresponding period in 2020. The amortization expense increase is a direct result of the acquisitions of intangible assets that occurred in 2021. For the year ended December 31, 2021, we incurred an impairment charge of $2.5 million related to the goodwill from the 2019 acquisition of Genesys.

General and Administrative

General and administrative expense include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2021, our general and administrative expense was $17.3 million including $5.4 million of non- cash stock-based compensation and $928 thousand in bad debt expense. In 2020, our general and administrative expense was $8.0 million, including $3.2 million of non-cash stock-based compensation. This increase is also attributable to increases in compensation, supporting the growth in our business primarily employees from our recent acquisitions in 2021.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 consisted of other income of $610 thousand compared to other expense of $10.3 million in 2020. The primary reason for the decrease in expense of $10.9 million is due to non-cash income of $7.3 million resulting from a change in the fair value of the derivative liability from our outstanding warrants as compared to $2.7 million of expense in the prior year. As our common stock price increases, we incur an expense and contrarily if our common stock decreases, we recognize other income. Additionally, in 2021 we had $0 change in derivative value due to anti-dilution adjustments as compared to an expense of $2.6 million in the prior year period. Other income was partially offset by an increase in primarily non-cash interest expense of $3.1 million reflecting the debt discount amortization and finance costs from the convertible note financings completed in May and September of 2020 and January of 2021.

Net loss

In the year ended December 31, 2021, we incurred a net loss of $16.3 million compared to a net loss of $17.0 million in the year ended December 31, 2020.

Definition of Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results of Recruiter, nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between our results and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020
Net loss	$(16,334,615)	$(17,036,837)
Interest expense and finance cost, net	3,137,050	2,022,113
Depreciation & amortization	2,742,162	687,845
EBITDA (loss)	(10,455,403)	(14,326,879)
Bad debt expense	927,847	12,000
Forgiveness of debt income	(24,925)	(376,177)
Warrant modification expense	12,624	-
Initial derivative expense	3,585,983	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Loss (gain) on change in fair value of derivative	(7,315,580)	2,658,261
Impairment expense	2,530,325	-
Stock-based compensation	5,400,975	3,212,772
Adjusted EBITDA (Loss)	$(5,338,154)	$(2,837,294)

Liquidity and Capital Resources

For the year ended December 31, 2021, net cash used in operating activities was $9.0 million, compared to net cash used in operating activities of $2.5 million for 2020. The increase in cash used in operating activities was attributable to the increase in operating expenses outlined previously supporting the investments to grow our business. For the year ended December 31, 2021, net loss was $16.3 million. Net loss includes non-cash items of depreciation and amortization expense of $2.7 million, bad debt expense of $928 thousand, gain on forgiveness of debt of $25 thousand, equity-based compensation expense of $5.4 million, recognized loss on marketable securities of $1,424, loan principal paid directly through grant of $2,992, amortization of debt discount and debt costs of $2.5 million, initial derivative expense of $3.6 million, impairment expense of $2.5 million, and a positive change in fair value of derivative liability of $7.3 million.  The bad debt expense primarily relates to a one-time reserve for a customer for $650 thousand due to the customer’s lack of payment. See Item 3. Legal Proceedings for more details. Changes in operating assets and liabilities include primarily the following: accounts receivable increased by $4.7 million and prepaid expenses and other current assets increased by $74 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increased in total by $1.7 million.

For 2021, cash used in investing activities was $2.2 million as a result of cash paid for acquisitions, compared to $33 thousand of cash used in investing activities in 2020 principally due to cash paid to acquire customer contracts.

In 2021, net cash provided by financing activities was $13.7 million. The principal factors were $2.2 million from the sale of convertible notes, net of original issue discounts and offering costs, $250 thousand proceeds from notes, $13.8 million gross proceeds from the sale of common stock and warrants, offset by $1.7 million of offering costs, $78 thousand in deferred offering costs, $724 thousand in payments of notes, and $11 thousand in repayments of sale of future revenues. In the 2020 period, financing activities provided $2.4 million, primarily due to $2.5 million from the sale of convertible notes, net of original issue discounts and offering costs.

Based on cash on hand as of March 24, 2022 of approximately $1,440,000, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2021, we recorded a net loss of $16.3 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

To date, equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity.

Financing Arrangements

Term Loans

We had outstanding balances of $50,431 and $77,040 pursuant to two term loans as of December 31, 2021 and 2020, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively. We paid off the outstanding balance of both of these loans in February 2022.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven.

Common Stock Offering

We closed an underwritten public offering pursuant to a Registration Statement on Form S-1, as amended, on July 2, 2021, which was declared effective by the SEC on June 29, 2021. The gross proceeds to us from the underwritten public offering, before deducting underwriting discount, the underwriters’ fees and expenses and our estimated expenses, were $13.8 million.

Senior Subordinated Secured Convertible Debentures

In May and June 2020, we entered into a Securities Purchase Agreement, effective May 28, 2020 (the “May Purchase Agreement”) with several accredited investors (the “May Purchasers”). Four of the investors had previously invested in our preferred stock. Pursuant to the May Purchase Agreement, we sold to the May Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “May Debentures”), and (ii) 738,282 common stock purchase warrants, which represents 100% warrant coverage. We also agreed to issue to the placement agent, Joseph Gunnar & Co., LLC, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share.

Our obligations under the May Debentures were secured by a first priority lien on all of our assets and our subsidiaries’ assets, subject to certain existing senior liens. Our obligations under the May Debentures were guaranteed by our subsidiaries.

On January 5, 2021, we entered into a Securities Purchase Agreement, effective January 5, 2021 (the “January Purchase Agreement”), with two accredited investors (the “January Purchasers”). Pursuant to the January Purchase Agreement, we agreed to sell to the January Purchasers a total of (i) $562,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “January Debentures”), and (ii) 140,625 common stock purchase warrants which represents 100% warrant coverage.

On January 20, 2021, the Company entered into a Securities Purchase Agreement, (the “Follow-on Purchase Agreement”) with eighteen accredited investors (the “Follow-on Purchasers”). Pursuant to the Follow-on Purchase Agreement, we agreed to sell to the Follow-on Purchasers a total of (i) $2,236,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Follow-on Debentures”), and (ii) 557,926 common stock purchase warrants, which represents 100% warrant coverage. Gunnar acted as placement agent for the offering of the Follow-on Debentures.

On July 2, 2021, we issued 1,489,437 shares of common stock upon the conversion of $5,588,359 of principal amount outstanding under the May Debentures, the January Debentures, and the Follow-on Debentures, which was the total principal amount outstanding, $115,593 of accrued interest through July 2, 2021, and a penalty amount of $253,767 on the May Debentures, which extinguished the May Debentures, the January Debentures, and the Follow-on Debentures.

On July 2, 2021, the number of placement agent warrants issued in 2020 and 2021 to Gunnar was reduced, from 287,606 to 36,364, and the exercise price was increased to $6.25.

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note issued on May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023.

We issued a promissory note in the original principal amount of $1.75 million pursuant to the Parrut acquisition agreement dated July 7, 2021. The note amortizes over 24 months, bears interest at 6% and matures on July 1, 2023.

We issued a promissory note in the original principal amount of $3.0 million pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note amortizes over 30 months, bears interest at 6% and matures on February 1, 2024.

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

Revenue Recognition

Policy

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration we expect to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Deferred revenue results from transactions in which we have been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. We test goodwill for impairment for its reporting units on an annual basis, or when events occur, or circumstances indicate the fair value of a reporting unit is below its carrying value.

We perform our annual goodwill impairment assessment on December 31st of each year or as impairment indicators dictate.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

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

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we estimate the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether or not the asset values are recoverable.

Derivative Instruments

Our derivative financial instruments consist of derivatives related to the warrants issued with the sale of our preferred stock in 2020 and 2019, and the warrants issued with the sale of convertible notes in 2020 and 2021. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non- operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Stock-Based Compensation

We account for all stock-based payment awards made to employees, directors and others based on their fair values and recognizes such awards as compensation expense over the vesting period for employees or service period for non-employees using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation. If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent we grant additional stock options or other stock-based awards.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

See “Part I - Item 1A. Risk Factors” for additional information regarding the risks and uncertainties that could affect our business, financial condition and results of operations. New risk factors emerge from time-to-time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2021, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of December 31, 2021.

We anticipate that, prior to December 31, 2022, we will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

We have worked to establish all the checks and balances needed for all financial areas of our business. We hired a consultant in mid-2020 to establish best practices and help us document and implement these. This consultant is a CPA and has a significant background in running the accounting and budgeting process for public companies. We began adopting these best practices during the fourth quarter of 2020. We retained an outsourced firm with a panel of CPA consultants in 2021 to assist in building internal controls and preparing financial reports.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Name	Age	Positions
Executive Officers
Evan Sohn	54	Executive Chairman and Chief Executive Officer
Judy Krandel	56	Chief Financial Officer
Miles Jennings	44	President, Chief Operating Officer and Director
Xuan Smith	35	Chief Technology Officer
Josh McBride	43	Senior Vice President, AI Solutions
Non-Employee Directors
Deborah Leff	56	Director
Timothy O’Rourke	55	Director
Douglas Roth	53	Director
Wallace D. Ruiz	70	Director
Steve Pemberton	54	Director
Robert Heath	61	Director

Each of our directors currently holds a one-year term serving until our annual meeting of shareholders to be held in 2022.

Executive Officers

Evan Sohn - Mr. Sohn has served as our Chief Executive Officer since July 2020 and our Chairman since April 2019. He served as Vice President of Sales at Veea Inc., a company offering a platform-as-a-service (PaaS) platform for computing, mobile payment, point of sale, and retail solutions, from April 2018 until June 2020 Prior to joining Veea Inc., from September 2015 to April 2018, Mr. Sohn served as the Vice President of Sales at Poynt Inc., a company developing and marketing Poynt, a platform for next generation payments. Prior to that, from April 2012 to September 2015, Mr. Sohn was the Vice President of Sales at VeriFone, Inc., a company designing, marketing, and servicing electronic payment systems. Mr. Sohn is also the co-founder and Vice President of the Sohn Conference Foundation, a non-for-profit dedicated to the treatment and cure of pediatric cancer and related childhood diseases. He is a graduate of the NYU Stern School of Business with a degree in computer information systems and management.

Miles Jennings - Mr. Jennings has served as our Chief Operating Officer and President since  2020. Prior to that, Mr. Jennings founded our Company and served as the Chief Executive Officer of Recruiter.com, Inc. from 2015 until October 2017, and then as Chief Executive Officer of Truli Technologies, Inc. and its subsidiary, VocaWorks, Inc., from then until March 2019, when Truli Technologies merged with Recruiter.com, Inc. Mr. Jennings served as Chief Executive Officer of the merged company, Recruiter.com Group, Inc. through July 1, 2020, when he moved into the role of President and Chief Operating Officer. Mr. Jennings currently serves on our Board. Mr. Jennings has worked in the recruiting and online recruiting industry since 2003 at employers including Modis, an Adecco division, and Indeed.com. He is a graduate of Trinity College in Hartford, CT with a degree in philosophy.

Judy Krandel, CFA - Ms. Krandel has served as our Chief Financial Officer since June 2020. From November 2016 until December 2019, she served as Chief Financial Officer, and then Senior Business Development Consultant for PeerStream, Inc. From March 2012 until November 2016, Ms. Krandel was the Portfolio Manager for Juniper Investment Company, a small-cap hedge fund. Ms. Krandel spent the earlier part of her career as an equity analyst and portfolio manager focusing on small-cap public equities. She currently also sits on the board of directors of Lincoln First Bancorp, and served on the board of directors of Snap Interactive and Cynergistek in the digital media and healthcare cybersecurity industries. She is a graduate of the Wharton School of Business of the University of Pennsylvania with a degree in finance and the Booth School of Business of the University of Chicago with an MBA in finance and accounting.

 Xuan Smith - Mr. Smith has served as our Chief Technology Officer since January 2022. He served as our Vice President throughout 2021. He joined us through the acquisition of Upsider, an artificial intelligence platform that adds data, intelligence, and automation into the candidate sourcing process, where he was the CTO and co- founder. Before founding Upsider, Mr. Smith spent almost a decade as an engineering leader and technical architect at PWC, Appirio (no WiPro), and Deloitte. He is a product-focused engineer and serial founder with deep experience in large-scale data platforms, machine learning, and building strategic products. He received his bachelor’s degree from Stanford University.

Josh McBride - Mr. McBride joined Recruiter.com in March 2021 through the acquisition of Upsider, where he was the CEO and co-founder and currently serves as our Senior Vice President of AI Solutions. Upsider is an Artificial Intelligence Platform that adds more data, intelligence, and automation into the candidate sourcing process. Before founding Upsider, Mr. McBride was the SVP Sales and Business Development for social marketing platform Offerpop, which was among the 50 fastest-growing companies in the US during that time. Prior to Offerpop, Mr. McBride spent ten years at CheetahMail, most recently as VP Sales, helping them grow from a start-up to the largest company in their space with over $200M in recurring revenue. CheetahMail was acquired by Experian in 2004. Mr. McBride received his bachelor’s degree from Wagner College in Marketing & Finance.

Non-Employee Directors

Timothy O’Rourke - Mr. O’Rourke has served on the Board since March 2019. Mr. O’Rourke was designated by Genesys pursuant to the terms of the Genesys Purchase. Mr. O’Rourke has served as the Managing Director of Icon Information Consultants, LP, a provider of human capital solutions, consulting, payroll and professional services, and a shareholder of Genesys, since February 2001. Mr. O’Rourke brings to the Board his experience and expertise in HR and recruitment solutions for employers. He is a graduate of the University of Houston with a degree in electrical engineering.

Douglas Roth - Mr. Roth has served on the Board since February 2018. Mr. Roth has been a Director and Investment Manager at Connecticut Innovations, Inc. since 2011 and is responsible for sourcing new investment opportunities, serving on the boards of portfolio companies, and supporting their growth and success. Mr. Roth was selected for appointment to the Board for his experience serving on the board of technology companies and the skills he gained from previously advising companies regarding product development and launch. He is a graduate of Boston University with an undergraduate degree in economics and mathematics as well as a master’s degree in electrical engineering. He also has an MBA in entrepreneurial and strategic management from the Wharton School of the University of Pennsylvania.

Wallace D. Ruiz - Mr. Ruiz  has served on the Board since May 2018. Mr. Ruiz has served as the Chief Financial Officer of Inuvo, Inc. (NYSE: INUV), an advertising technology company based in Little Rock, AR since June 2010. Mr. Ruiz was selected for appointment to the Board for his experience with public companies as well as his accounting skills. Mr. Ruiz is a Certified Public Accountant in the State of New York. He is a graduate of St. John’s University with a degree in computer science and Columbia University with a MBA in finance and accounting.

Deborah S. Leff - Ms. Leff has served on the Board since August 2020. Ms. Leff has served as a Global Leader at IBM since October 2012 and most recently held the position of Global Industry CTO for Data Science and AI. Ms. Leff was selected for appointment to the Board for her experience with successfully implementing artificial intelligence and machine learning projects to drive strategic outcomes. Ms. Leff has worked with senior leaders of Fortune 1000 companies to gain critical insights from data to drive customer experience and optimize business operations. In addition, Ms. Leff has built and run global sales teams and brings experience and expertise in sales management and sales execution. Ms. Leff is also the Founder of Girls Who Solve, a STEM education program for high school girls that focuses on how data science and technology can be used to solve a range of challenges in both for-profit and nonprofit organizations.

Steve Pemberton - Mr. Pemberton has served on the Board since March 2021. Mr. Pemberton has served as chief human resources officer of Workhuman, a provider of cloud-based human capital management solutions since December 2017. In such capacity, Mr. Pemberton works with HR leaders and senior management executives worldwide to help build inspiring workplaces where every employee feels recognized, respected, and appreciated for who they are and what they do. He champions and promotes the Workhuman movement to inspire HR leaders to embrace more humanity and foster a sense of purpose in the workplace. Prior to joining Workhuman, Mr. Pemberton served as VP Diversity and Inclusion, Chief Diversity Officer at Walgreens Boots Alliance (and as Chief Diversity Officer at its predecessor Walgreens) from 2011 to 2017 and as VP, Chief Diversity Officer at Monster.com from 2005 to 2010. In 2015, Mr. Pemberton was appointed by United States Secretary of Labor Thomas Perez to serve on the Advisory Committee for the Competitive Integrated Employment of People with Disabilities. Mr. Pemberton earned his undergraduate and graduate degrees at Boston College and serves on several nonprofit boards, including UCAN and Disability:IN, in addition to his own A Chance in the World Foundation, the non-profit he founded to help young people aging out of the foster care system.

Robert Heath - Mr. Heath has served on the Board since March 2021. Mr. Heath is Executive Vice President at RPX Corporation, a provider of patent risk management solutions. Mr. Heath joined RPX in 2011 and served as the company’s Chief Financial Officer, from 2015 to May 2017. During his tenure at RPX, Mr. Heath has been the principal architect of some of the industry’s largest syndicated licensing transactions. Before coming to RPX, he served as Head of Strategy and Acquisitions for Technicolor, a leading supplier of technology and services to media companies, where he oversaw an acquisition and divestiture program that refocused the company from consumer electronics to services and technology licensing. Prior to Technicolor, Mr. Heath served as Chief Operating Officer and Chief Financial Officer at iBahn, an Internet service provider to the hospitality industry. Earlier in his career, Mr. Heath worked as an investment banker, focusing on technology and growth companies at Kidder Peabody, SG Warburg and Robertson Stephens. Mr. Heath received his A.B. from Harvard University and his M.B.A. from the University of Chicago Booth School of Business.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Board Committees

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee (the “Nominating Committee”).

The following table identifies the independent and non-independent current Board and committee members:

Name	Audit	Compensation	Nominating	Independent
Evan Sohn
Miles Jennings
Deborah Leff		X	X	X
Timothy O’Rourke
Douglas Roth	X	Chairman	Chairman	X
Wallace D. Ruiz	Chairman	X	X	X
Robert Heath	X	X		X
Steve Pemberton			X	X

Board and Committee Meetings

During the year ended December 31, 2021, the Board had four meetings, the Audit Committee had four meetings, the Compensation Committee had three meetings, and the Nominating Committee had no meetings.

There were no directors (who were incumbent at the time), who attended fewer than 75 percent of the aggregate total number of Board meetings and meetings of the Board committees of which the director was a member during the applicable period.

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews our financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting.

Audit Committee Financial Expert

Our Board has determined that Mr. Ruiz is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act.

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

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. Rather, the Board believes that different leadership structures may be appropriate for our Company at different times and under different circumstances, and it prefers flexibility in making this decision based on its evaluation of the relevant facts at any given time.

Beginning in April 2019, following the completion of the Merger and the appointment of Mr. Evan Sohn as our Executive Chairman, we separated the offices of Chief Executive Officer and Chairman of the Board. In July 2020, Mr. Sohn was appointed as Chief Executive Officer and retained his position as Chairman of the Board. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership our and performance. Mr. Miles Jennings, our Chief Operating Officer, focuses on allocation of resources, our recruiting business and the Platform and products, while facilitating strategic communication and high-quality investor relations.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Executive Chairman, Chief Executive Officer, and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing to Recruiter.com Group, Inc. at 500 Seventh Avenue, New York, New York, 10018, Attention: Corporate Secretary.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of our Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of our directors, executive officers, and persons who own more than 10% of our Common Stock failed to comply with Section 16(a) filing requirements, except an unreported grant of stock options for each of Messrs. Sohn, Jennings, Pemberton, and Heath and Ms. Krandel, one late reported open market purchase by Mr. Sohn, one unreported open market purchase of units by Messrs. Ruiz and Heath in connection with our July 2021 underwritten public offering, and a late Form 3 filing for each of Messrs. Pemberton and Heath.

Communication with our Board

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at Recruiter.com Group, Inc., 500 W. Seventh Avenue, New York, New York 10018, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is related to all plan and non-plan compensation awarded to, earned by, or paid by us for the years ended December 31, 2021 and December 31, 2020 for all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2021, and our  two most compensated executive officers, other than the principal executive officer, serving at December 31, 2021 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Evan Sohn	2021	192,266	-		396,597	190,000	7,555	(2)	786,418
Executive Chairman and Chief Executive Officer (3)	2020	175,090	-	1,662,000	-	-	10,329	(2)	1,847,419

Miles Jennings	2021	166,947	75,000	-	396,594	45,000	8,025	(2)	691,566
President and Chief Operating Officer (4)	2020	171,231	-	-	-	-	18,416	(2)	189,647

Judy Krandel	2021	132,000	-	-	446,564	25,000	-		603,564
Chief Financial Officer (5)	2020	43,350	-	-	1,143,209	-	-		1,186,559

________________

(1)

The amounts in this column represent the fair value of each award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions and do not reflect the actual economic value realized by the Named Executive Officer. The assumptions used in calculating the grant date fair value of stock awards and option awards may be found in Note 1 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	Represents the cost of health insurance not generally available on a non-discriminatory basis to all employees.

(3)	Mr. Sohn has served as our Chief Executive Officer since June 2020.

(4)	Mr. Jennings has served as our President and Chief Operating Officer since June 2020. He served as Chief Executive Officer from October 2017 to June 2020.

(5)	Ms. Krandel has served as our Chief Financial Officer since June 2020.

Named Executive Officer Employment Agreements

Jennings Agreement

On September 13, 2021, the Compensation Committee approved and we entered into a new employment agreement with Mr. Jennings (the “Jennings Agreement”). Pursuant to the Jennings Agreement, Mr. Jennings will continue to serve as our President and Chief Operation Officer through December 31, 2023.

Pursuant to the Jennings Agreement, Mr. Jennings will be paid an annual base salary of $200,000 and is entitled to earn: (i) a bonus of up to 75% of the annual base salary, subject to achievement of profitability and revenue criteria as well as individual metrics, as determined by the Compensation Committee; (ii) performance-based equity awards of up to 350,000 restricted stock units (“Target RSUs”), a percentage which to be granted are subject to attainment of certain performance criteria tied to the volume weighted average price of our stock, and those Target RSUs that are awarded will vest, if at all, over a period of twenty-four (24) months commencing on the date on which the applicable Target RSUs are granted, in equal monthly increments, provided that Mr. Jennings remains employed by us on the vesting dates; and (iii) one-time long-term equity award of 100,000 stock options pursuant to our 2017 Equity Incentive Plan (the “2017 Plan”), which stock options shall vest over twenty-four (24) months in equal monthly increments and have a strike price equal to the ten (10) trading day volume weighted average price prior to the date on which the stock options are granted.

In the event of termination of Mr. Jennings’ employment by us other than for “cause” or for “good reason,” Mr. Jennings is entitled to receive the following benefits and rights: (i) accrued but unpaid base salary for services rendered to the date of termination; (ii) accrued but unpaid expenses required to be reimbursed under the Jennings Agreement; (iii) severance payment equal to twelve (12) months of base salary, plus an amount equal to the prior calendar year’s declared bonus amount; (iv) eligibility of up to one year from the date of termination to exercise all such previously granted options, provided that in no event shall any option be exercisable beyond its term; and (v) equity awards previously granted to Mr. Jennings under the 2017 Plan or similar plan shall thereupon become fully vested, including the Target RSUs granted. The termination provisions are intended to comply with Section 409A of the Code and the rules and regulations thereunder.

Under the terms of the Jennings Agreement, Mr. Jennings is subject to non-competition and non-solicitation covenants for a period of one year following termination of the employment. The Jennings Agreement also contains customary confidentiality and non-disparagement covenants. The non-disparagement covenant applies during the term of the agreement and at all times thereafter, and the confidentiality covenant applies during the term of the agreement and for the two-year period following termination of the employment.

Sohn Agreement

On September 13, 2021, the Compensation Committee approved and we entered into a new employment agreement with Mr. Sohn (the “Sohn Agreement”). In connection with the Sohn Agreement, Mr. Sohn will continue to serve as our Chief Executive Officer through December 31, 2023.

Pursuant to the Sohn Agreement, Mr. Sohn will be paid an annual base salary of $200,000 and is entitled to earn: (i) a bonus of up to 150% of the annual base salary, subject to achievement of profitability and revenue criteria as well as individual metrics, as determined by the Compensation Committee; (ii) performance-based equity awards of up to 700,000 restricted stock units (“Target RSUs”), a percentage which to be granted are subject to attainment of certain performance criteria tied to the volume weighted average price of the our stock, and those Target RSUs that are awarded will vest, if at all, over a period of twenty-four (24) months commencing on the date on which the applicable Target RSUs are granted, in equal monthly increments, provided that Mr. Sohn remains employed by us on the vesting dates; and (iii) one-time long-term equity award of 100,000 stock options pursuant to our 2017 Plan, which stock options shall vest over twenty-four (24) months in equal monthly increments and have a strike price equal to the ten (10) trading day volume weighted average price prior to the date on which the stock options are granted.

In the event of termination of Mr. Sohn’s employment by us other than for “cause” or for “good reason,” Mr. Sohn is entitled to receive the following benefits and rights: (i) accrued but unpaid base salary for services rendered to the date of termination; (ii) accrued but unpaid expenses required to be reimbursed under the Sohn Agreement; (iii) severance payment equal to twelve (12) months of base salary, plus an amount equal to the prior calendar year’s declared bonus amount; (iv) eligibility of up to one year from the date of termination to exercise all such previously granted options, provided that in no event shall any option be exercisable beyond its term; and (v) equity awards previously granted to Mr. Sohn under the 2017 Plan or similar plan shall thereupon become fully vested, including the Target RSUs granted. The termination provisions are intended to comply with Section 409A of the Code and the rules and regulations thereunder.

Under the terms of the Sohn Agreement, Mr. Sohn is subject to non-competition and non-solicitation covenants for a period of one year following termination of the employment. The Sohn Agreement also contains customary confidentiality and non-disparagement covenants. The non-disparagement covenant applies during the term of the agreement and at all times thereafter, and the confidentiality covenant applies during the term of the agreement and for the two-year period following termination of the employment.

Krandel Employment Agreement

On September 13, 2021, the Compensation Committee approved and we entered into a new employment agreement with Ms. Judy Krandel (the “Krandel Agreement”). In connection with the Krandel Agreement, Ms. Krandel will continue to serve as our Chief Financial Officer. During the employment period, Ms. Krandel’s employment is at-will and may be terminated by either us or Ms. Krandel at any time, and for any reason.

Pursuant to the Krandel Agreement, Ms. Krandel will be paid an annual base salary of $200,000 and is entitled to earn: (i) a performance-based bonus of up to $50,000 per year, paid quarterly, subject to attainment of certain financial and performance criteria by us; (ii) matching 401K; and (iii) reimbursement for approved “out-of-pocket” expenses incurred in connection with employment.

In the event of termination of her employment, Ms. Krandel shall be entitled only to earned but unpaid compensation in accordance with the Krandel Agreement. In addition, pursuant to the Krandel Agreement, in the event we terminate the employment, Ms. Krandel shall be entitled to receive continuing payments of her base salary as in effect of the date of the termination during the period beginning with her termination through the three-month period following such termination (the “Termination Severance”). Under the Krandel Agreement, the Termination Severance shall be Ms. Krandel’s exclusive remedy for our termination.

Under the terms of the Krandel Agreement, Ms. Krandel is subject to a non-solicitation covenant for a period of two years following termination of the employment. The Krandel Agreement also contains customary confidentiality and non-disparagement covenants. The non-disparagement covenant applies during the term of the agreement and at all times thereafter, and the confidentiality covenant applies during the term of the agreement and for the two-year period following termination of the employment.

Executive Incentive Program

Performance Bonuses

We have an annual executive cash incentive program.  For fiscal 2021, each of our named executive officers was eligible to receive an award under the annual executive cash incentive program as follows per the terms of their respective employment agreements:  (i) up to 150% of annual base salary for Mr. Sohn, (ii) up to 75% of annual base salary for Mr. Jennings, and (iii) up to $50,000 for Ms. Krandel.  The actual amounts earned were based on achievement of certain profitability, revenue and individual goals for each of Messrs. Sohn and Jennings, and the achievement of certain financial and performance criteria by Ms. Krandel.  Only Mr. Sohn met individual goals related to completion of an uplisting of our common stock to the Nasdaq Capital Market, resulting in a payment of $100,000.

For fiscal 2020, each of our executive officers were eligible to receive an amount up to 100% of the maximum amount determined by the Compensation Committee for each executive officer, which maximums were $50,000 and $50,000 for Messrs. Sohn and Jennings respectively. The actual amount earned by each executive officer was based upon achievement of certain revenue (45% of total award), EBITDA (30% of total award) and number of recruiters on the Platform (25% of total award) targets.  None of the targets were met for 2020 and no annual executive cash incentive payouts were made for 2020.

Equity Awards

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our non-statutory stock options, under the 2017 Plan and our 2021 Equity Incentive Plan (the 2021 Plan”).

On May 14, 2020, the Compensation Committee approved the following grants to Ms. Krandel, stock options to purchase 10,435 shares of Common Stock, at an exercise price of $6.25 per share, vesting over five months with one-sixth vesting upon grant; and (ii)stock options to purchase 172,500 shares of Common Stock, at an exercise price of $6.25, which vest over a 2 year period in equal quarterly installments on the last day of the third quarter of 2021, subject to serving as our Chief Financial Officer on each applicable vesting date. The stock options were granted under the 2017 Plan.

On August 31, 2021, the Compensation Committee approved a grant of stock options to Ms. Krandel to purchase 100,000 shares of our Common Stock, upon signing a new employment agreement.  The agreement was signed and the options were granted on September 6, 2022, at an exercise price of $4.65 per share.  The options vested fully at the grant date. The stock options were granted under the 2021 Plan.

On June 17, 2020, the Compensation Committee approved a grant of 221,600 RSUs to Mr. Sohn subject to and issuable upon the listing of our Common Stock on the NASDAQ Capital Market. The RSUs vest over a 2 year period from the date of the uplisting in equal quarterly installments on the last day of the calendar quarter during which the uplisting takes place, subject to Mr. Sohn serving as our Chief Executive Officer on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment without cause (as defined in the employment agreement).

On September 13, 2021, the Compensation Committee approved a grant of stock options to Mr. Sohn to purchase 100,000 shares of our Common Stock, at an exercise price of $4.59 upon signing a new employment agreement.  The options vest quarterly over a 2 year period with a one year cliff, subject to serving as the our Chief Executive Officer on each applicable vesting date.  The stock options were granted under our 2021 Plan.

On August 31, 2021, the Compensation Committee approved a grant of options to Mr. Jennings to purchase 100,000 shares of our Common Stock, upon signing a new employment agreement.  The agreement was signed and the options were granted on September 13, 2022 at an exercise price of $4.59. The options vest quarterly over a 2 year period with a one year cliff, subject to serving as our President and Chief Operating Officer on each applicable vesting date.  The stock options were granted under the 2021 Plan.

Outstanding Equity Awards at December 31, 2021

The following table sets forth certain information regarding unexercised options, shares that have not vested, and equity incentive plan awards for each Named Executive Officer as of December 31, 2021:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)

Evan Sohn						138,500	(2)	361,485	(3)
	17,369	-		8.80	2/4/2024
	180,468	-		16.00	5/14/2024	-		-
	15,321	-		3.625	12/23/2024	-		-
	-	100,000	(1)	4.59	9/13/2026	-		-
Miles Jennings	2,500	-		16.00	2/11/2023	-		-
	20,428	-		3.625	12/23/2024	-		-
	-	100,000	(1)	4.59	9/13/2026	-		-
Judy Krandel	10,435	-		6.25	5/14/2025	-		-
	64,688	107,812	(2)	6.25	6/30/2026	-		-
	100,000	-		4.65	9/6/2026	-		-

_____________

(1)	Fifty percent of options vest September 13, 2022 and the remaining fifty percent vest quarterly starting December 13, 2022 and ending on September 13, 2023.

(2)	Vest quarterly over a two-year period in equal quarterly installments, ending on March 31, 2023.

(3)	Based on $2.62 per share, the closing price of our Common Stock on December 31, 2021.

Compensation of Non-Employee Directors

We do not compensate employees for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. In January 2021, our Compensation Committee approved an annual retainer to be paid to each non-employee director in the amount of $20,000 in cash. In January 2022, the Board also approved an incremental stipend of $5,000 to all committee chairpersons, $3,500 for all non-chairperson members of the audit committee, and $2,500 for all non-chairperson members of the nominating and compensation committee. With respect to our non-employee directors, the Board approved one-year stock options to purchase 15,000 shares of our Common Stock at an exercise price of $2.40 for the year 2021. The options shall vest in equal quarterly amounts beginning on the effective date and ending on the first anniversary of the effective date of the grant. In addition, directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the 2017 and 2021 Plans, our non-employee directors receive grants of stock options as compensation for their services on the Board.

On August 28, 2020, the Compensation Committee approved an annual retainer in the amount of $20,000 cash and a grant of three-year stock options to Deborah Leff to purchase 20,000 shares of our Common Stock at an exercise price of $5.00 per share for serving on the Board. The options vest in equal quarterly amounts ending on the third anniversary of the effective date of the grant.

On December 23, 2019, the Compensation Committee approved a grant to each of Timothy O’Rourke, Douglas Roth, and Wallace D. Ruiz, our non-employee directors, of three-year stock options to purchase 19,068 shares of our Common Stock at an exercise price of $3.625 per share for serving on the Board. One-third of the stock options were vested upon grant and the balance vested in equal annual installments on December 23, 2020 and December 23, 2021, subject to continued service as members of the Board on each applicable vesting date.

In consideration of Mr. Pemberton’s agreement to join the Board, Mr. Pemberton entered into a Director Agreement and shall receive an annual cash stipend of $20,000, payable in equal quarterly installments of $5,000. In addition, Mr. Pemberton received a grant of 20,000 options to purchase our Common Stock with an exercise price of $8.125, which vests in equal amounts over a period of three years from the effective date of the grant, as shall be determined by the Board, subject to his continued service on the Board through such vesting date

In consideration of Mr. Heath’s agreement to join the Board, Mr. Heath entered into a Director Agreement and shall receive an annual cash stipend of $20,000, payable in equal quarterly installments of $5,000. In addition, Mr. Heath received a grant of 20,000 options to purchase Common Stock, with an exercise price of $6.75, which vests in equal amounts over a period of three years from the effective date of the grant, as shall be determined by the Board, subject to his continued service on the Board through such vesting date.

For the year ended 2021, our non-employee directors were compensated as follows in the table below:

Name (1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Deborah Leff	2021	20,000		-	20,000

Timothy O’Rourke	2021	20,000	-	-	20,000

Douglas Roth	2021	20,000	-	-	20,000

Wallace D. Ruiz	2021	20,000	-	-	20,000

Steve Pemberton	2021	15,000	162,483	-	177,483

Robert Heath	2021	15,000	134,985	-	149,985

(1)

Because our employees do not receive additional compensation for their service on the Board, Messrs. Sohn and Jennings are omitted from this table. Compensation of Messrs. Sohn and Jennings is fully reflected in the Summary Compensation Table.

(2)	Amounts reported represent the aggregate grant date fair value of awards granted, computed in accordance with ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 15, 2022.

●	each of our directors and named executive officers; and

●	each person known to us to beneficially own more than 5% of our Common Stock on an as-converted basis.

The calculations in the table below are based on 14,784,821 common shares issued and outstanding as of March 15, 2022.

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

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Recruiter.com Group, Inc., 500 7th Ave., New York, New York 10018.

Name of Beneficial Owner (1)	No. of Shares Beneficially Owned	% of Class

Evan Sohn (2)	536,330	3.6%
Miles Jennings (3)	1,018,621	6.9%
Judy Krandel (4)	196,684	1.3%
Deborah Leff (5)	17,416	*
Tim O’Rourke (6)	324,655	2.2%
Douglas Roth (5)	27,817	*
Wallace Ruiz (7)	35,817	*
Steve Pemberton (5)	10,416	*
Robert Heath (8)	28,083	*

All executive officers and directors as a group (11 persons) (9)	2,581,409	16.9%

5% Stockholders

Cavalry Fund 1 LP (10)	1,526,997	9.6%
Michael Woloshin (11)	1,146,262	7.8%
James Besser (12)	885,874	6.0%
Ashley Saddul (13)	859,587	5.8%

______________

*	Less than 1%.

60

(1)

This does not include information regarding the sole holder of Series E Preferred Stock as a separate class. The holder of Series E Preferred Stock votes together with the holders of Common Stock on all matters on an as converted basis, subject to the  9.99% beneficial ownership limitation, as applicable.

(2)

Evan Sohn is the Executive Chairman and Chief Executive Officer. Includes 213,159 and 27,700 shares of our Common Stock issuable upon exercise of stock options and vesting of restricted stock units respectively that are vested or vesting within 60 days from March 15, 2022.

(3)	Miles Jennings is the President and Chief Operating Officer. Includes 22,928 shares issuable upon exercise of stock options that are vested or vesting within 60 days from March 15, 2022.

(4)	Ms. Krandel is the Chief Financial Officer. Represents 196,684 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 15, 2022.

(5)	Includes shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 15, 2022.

(6)

Includes (i) 301,838 shares of our Common Stock beneficially owned by Icon Information Consultants, LP, of which Mr. O’Rourke is the Managing Director, and (ii) 22,817 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 15, 2022. Mr. O’Rourke disclaims beneficial ownership of the shares beneficially owned by Icon Information Consultants, LP, except to the extent of his pecuniary interest therein.

(7)

Includes 31,817 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 15, 2022 and 4,000 shares of our Common Stock issuable upon exercise of our common stock purchase warrants.

(8)

Includes 20,083 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 15, 2022 and 8,000 shares of our Common Stock issuable upon exercise of our common stock purchase warrants.

(9)

Includes 518,684 and 27,700 shares of our Common Stock issuable upon exercise of stock options and vesting of restricted stock units, respectively, that have vested or vesting within 60 days from March 15, 2022, and 12,000 shares of our Common Stock issuable upon exercise of common stock purchase warrants.

(10)

This information is based on an amendment to Schedule 13G/A filed by Cavalry Fund I LP on February 4, 2022.  Address is 61 Kinderkamack Road, Woodcliff Lake, NJ 07677. Thomas Walsh, the Manager of Cavalry Fund I Management LLC, the General Partner of Cavalry Fund I LP. has shared voting and investment power with respect to these shares.

(11)

Includes (i) 76,329 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Woloshin controls together with Mr. Joseph W. Abrams, and (ii) 14,743 shares of Common Stock owned by Caesar Capital Group LLC, with respect to which Mr. Woloshin has the shared voting and dispositive power with respect to the shares discussed in (i) of this footnote, and the sole voting and dispositive power with respect to the shares discussed in (ii) of this footnote. Address is 1858 Pleasantville Road Suite 110, Briarcliff Manor NY 10510.

(12)

This information is based on a Schedule 13G filed by Manchester Explorer, L.P., Manchester Management Company, LLC, Manchester Management PR, LLC, James E. Besser, and Morgan C. Frank, on March 8, 2022.  Address is 2 Calle Candina, #1701, San Juan, Puerto Rico, 00907.  James E. Besser managing member of Manchester Management Company, LLC, general partner of Manchester Explorer, L.P. has shared voting power for 747,678 of the shares, shared dispositive power for 747,678 of the shares, and sole voting and dispositive power over 138,196 of the shares.

(13)	Mr. Saddul is the Chief Web Officer. Includes 6,810 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 15, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2017 Equity Incentive Plan (1)	1,230,528	5.86	77,472
2021 Equity Incentive Plan (1)	1,621,212	4.34	952,498
Equity compensation plans not approved by security holders
Total	1,196,165	2.21	1,207,335

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

Cicero Investment in the March 2019 Private Placement

In April 2019, Cicero Transact Group US, Inc. (“Cicero”), an entity controlled by Michael Woloshin, one of our principal stockholders purchased 13,750 units, with each unit consisting of one share of Series D preferred stock and a warrant to purchase seven shares of our Common Stock, subject to adjustment as provided for therein, in exchange for the delivery of common stock of a second company, with a market value of $240,000. Subsequently, we determined that, because we were unable to realize the full value of the common stock of the second company, part of the 13,750 units provided to Cicero, the percent of which could not be paid for, should be returned by Cicero. On January 6, 2021, Cicero returned 8,755 units.

Back Office, Rent, Accounting and EOR Services Arrangements with Icon

Icon Information Consultants, a company managed by our director, Mr. O’Rourke, performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was and was $106,842 and $140,642 for the years ended December 31, 2021 and 2020, respectively. EOR costs related to customers processed by Icon Canada was $99,904 and $131,546 for the years ended December 31, 2021 and 2020, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of December 31, 2021 and 2020, we owe Icon $163,672 and $706,515, respectively, in payables and Icon owes $49,033 and $19,143, respectively, to us. During the years ended December 31, 2021 and 2020, we charged to cost of revenue $498,848 and $1,232,359, respectively, related to services provided by Icon as our employer of record. During the years ended December 31, 2021 and 2020, we charged to operating expenses $132,253 and $271,163, respectively, related to management fees, rent and other administrative expense. During the years ended December 31, 2021 and 2020, we charged to interest expense $30,466 and $12,276, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2021, Icon will no longer provide EOR services. In January 2022, a payment of $118,534 was made by us to Icon to pay the remaining amount owed, net of the amount owed by Icon to us.

We also recorded placement revenue from Icon of $970 and $31,041 during the years ended December 31, 2021 and 2020, respectively, of which $22,951 and $21,981, respectively, is included in accounts receivable at December 31, 2021 and 2020.

Recruiter.com Mauritius

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Web Officer is an employee of this firm and exerts control over the firm. We agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services. Payments to this firm were $162,102 and $235,444 for the years ended December 31, 2021 and 2020, respectively, and are included in product development expense in our consolidated statements of operations.

Genesys License Agreement

We are a party to that certain license agreement with Genesys. Tim O’Rourke, an executive officer of Genesys, is a significant equity holder and a member of our board of directors. Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. We agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed along with other fees that may be incurred. We also agreed to pay Genesys monthly sales subscription fees beginning September 5, 2019 when Genesys assists with closing a recruiting program. During the years ended December 31, 2021 and 2020 we charged to operating expenses $117,389 and $167,157, respectively, for services provided by Genesys. As of December 31, 2021 and 2020, we owe Genesys $22,810 and $73,352, respectively, in payables. The agreement will expire on March 31, 2022 and will not be renewed.

Woloshin Consulting Agreement

We are a party to a consulting agreement with Michael Woloshin, a principal stockholder, entered into in January, 2019 (the “Woloshin Consulting Agreement”). Pursuant to the Woloshin Consulting Agreement, Mr. Woloshin has agreed to act as our non-exclusive consultant with respect to introducing potential acquisition and partnership targets, and we have agreed to pay Mr. Woloshin a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. We also agreed to pay Mr. Woloshin the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 and $54,000 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2020, $104,500 of the Genesys finder’s fee and $18,000 of monthly fee expense is included in accrued compensation. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has affirmatively determined that each of Heath, Leff, Roth, Ruiz, and Pemberton, current members of our Board, meets the independence requirements under the Listing Rules of The Nasdaq Stock Market, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit fees (1)	$150,600	$107,800
Audit related fees (2)	36,000	16,300
Tax fees	-	-
All other fees	-	-
Total	$186,600	$124,100

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, review of registration statements and other accounting consulting.

Tax Fees - This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

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

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021, including global certificate and form of Warrant used for issuance of Unit Warrants	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021	8-K	7/12/21	4.1
4.3	Promissory Note issued to Novo Group, Inc. on August 27, 2021	8-K	9/2/21	4.1
4.4	Form of Representative Warrants	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrants	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	2017 Equity Incentive Plan*	10-K	6/29/18	10.11
10.2	Employment Agreement, by and among Recruiter.com Group, Inc. and Miles Jennings*	8-K	9/17/21	10.2
10.3	Employment Agreement, by and among Recruiter.com Group, Inc. and Judy Krandel*	8-K	9/17/21	10.3
10.4	Employment Agreement, by and among Recruiter.com Group, Inc. and Evan Sohn*	8-K	9/17/21	10.4
10.5	Technology Services Agreement, dated January 17, 2020, by and between Recruiter.com Group, Inc. and Recruiter.com (Mauritius) Ltd.	8-K	1/23/20	10.1
10.6	Director Agreement, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	9/11/20	10.2
10.7	Amendment 1 to Director Agreement, dated January 13, 2021, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	1/21/21	10.1
10.8	Director Agreement, by and between Recruiter.com Group, Inc. and Steve Pemberton*	8-K	4/2/21	10.1
10.9	Director Agreement, by and between Recruiter.com Group, Inc. and Robert Heath*	8-K	4/2/21	10.2
10.10	Asset Purchase Agreement, dated January 22, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Scouted, Inc., RLJ Talent Consulting, Inc., and Jacqueline Loeb	10-Q	5/14/21	10.5
10.11	Asset Purchase Agreement and Plan of Reorganization, dated March 25, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Upsider, Inc., Upsider, Inc., and Josh McBride	8-K	3/31/21	10.1
10.12	Registration Rights Agreement, dated March 25, 2021, by and between Recruiter.com Group, Inc. and Upsider, Inc.	8-K	3/31/21	10.2
10.13	Asset Purchase Agreement, dated May 10, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Onewire, Inc., OneWire Holdings, LLC., and Eric Stutzke	10-Q	5/14/21	10.8
10.14	Asset Purchase Agreement, dated July 7, 2021, by and among Recruiter.com Group, Inc., Parrut, Inc., and the individuals named therein+	8-K	7/12/21	10.1
10.15	Registration Rights Agreement, dated July 7, 2021, by and between Recruiter.com Group, Inc. and Parrut, Inc.	8-K	7/12/21	10.2
10.16	Asset Purchase Agreement, dated as of August 27, 2021, by and among Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein+	8-K	9/2/21	10.1
10.17	Registration Rights Agreement, dated as of August 27, 2021, by and between Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein	8-K	9/2/21	10.2
10.18	Recruiter.com Group, Inc. 2021 Equity Incentive Plan*	DEFA	7/28/21	A
10.19	Executive Employment, by and between the Company and Josh McBride, dated March 25, 2021*				Filed
10.20	Executive Employment by and between the Company and Xuan Smith, dated March 25, 2021*				Filed
10.21	Form of Incentive Stock Option Agreement				Filed
10.22	Form of Non-Qualified Stock Option Agreement				Filed
21.1	Subsidiaries	10-K	3/9/21	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished**
32.2	Section 1350 certification of Chief Financial Officer				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Dated: March 31, 2022	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Evan Sohn	Executive Chairman & Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Evan Sohn

/s/ Judy Krandel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Judy Krandel

/s/ Miles Jennings	Chief Operating Officer and Director	March 31, 2022
Miles Jennings

/s/ Robert Heath	Director	March 31, 2022
Robert Heath

/s/ Deborah Leff	Director	March 31, 2022
Deborah Leff

/s/ Steve Pemberton	Director	March 31, 2022
Steve Pemberton

/s/ Douglas Roth	Director	March 31, 2022
Douglas Roth

/s/ Timothy O’Rourke	Director	March 31, 2022
Timothy O’Rourke

/s/ Wallace D. Ruiz	Director	March 31, 2022
Wallace D. Ruiz

RECRUITER.COM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Recruiter.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recruiter.com Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had historical net losses and net cash used in operating activities and will require additional financing to continue operations in 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combinations

As described in Note 1 “Business Combinations” and in Note 14, to the consolidated financial statements, the Company closed on five separate business acquisitions in fiscal 2021.  The determination of fair values for assets acquired and liabilities assumed and fair value of portions of purchase consideration  requires management to make significant estimates and assumptions such as those related to forecasts of future revenues, operating margins, discount rates and equity values.  Changes in these assumptions could have a significant impact on the fair values.

We identified business combinations as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluating management’s process for developing its estimates, (b) evaluating if the valuation method used by management was appropriate (c) evaluating the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (d) assessing the reasonableness of the discount rates used by evaluating each component, (e)  evaluating other estimates such as the equity value portions of purchase consideration, and (f) recomputing the valuation estimates.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

March 31, 2022

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS

Current assets:
Cash	$2,584,062	$99,906
Accounts receivable, net of allowance for doubtful accounts of $934,219 and $33,000, respectively	5,650,668	942,842
Accounts receivable - related parties	49,033	41,124
Prepaid expenses and other current assets	546,079	167,045
Investments - marketable securities	-	1,424

Total current assets	8,829,842	1,252,341

Property and equipment, net of accumulated depreciation of $2,982 and $1,828, respectively	481	1,635
Right of use asset - related party	-	140,642
Intangible assets, net	9,741,832	795,864
Goodwill	7,718,842	3,517,315

Total assets	$26,290,997	$5,707,797

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,121,510	$616,421
Accounts payable - related parties	163,672	779,928
Accrued expenses	1,285,339	423,237
Accrued expenses - related party	-	8,000
Accrued compensation	1,551,162	617,067
Accrued compensation - related party	-	122,500
Accrued interest	19,726	60,404
Contingent consideration for acquisitions	578,591	-
Liability on sale of future revenues, net of discount of $0 and $2,719, respectively	-	8,185
Deferred payroll taxes	81,728	159,032
Other liabilities	17,333	14,493
Loans payable - current portion	1,712,387	28,249
Convertible notes payable, net of unamortized discount and costs of $0 and $1,205,699, respectively	-	1,905,826
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant derivative liability	-	11,537,997
Lease liability - current portion - related party	-	73,378
Deferred revenue	746,449	51,537

Total current liabilities	7,562,897	16,691,254

Lease liability - long term portion - related party	-	67,264
Loans payable - long term portion	2,637,875	73,541

Total liabilities	10,200,772	16,832,059

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit):
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 and 527,795 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	54
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 and 731,845 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	74
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 and 64,382 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	7
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,566,420 and 2,201,604 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,457	220
Shares to be issued, 587,945 and 0 shares as of December 31, 2021 and 2020, respectively	59	-
Additional paid-in capital	66,948,340	23,400,408
Accumulated deficit	(50,859,640)	(34,525,025)
Total stockholders' equity (deficit)	16,090,225	(11,124,262)

Total liabilities and stockholders' (deficit)	$26,290,997	$5,707,797

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31, 2021	December 31, 2020

Revenue (including related party revenue of $107,812 and $171,683, respectively)	$22,184,112	$8,502,892
Cost of revenue (including related party costs of $598,752 and $1,363,905, respectively)	14,909,389	6,138,363

Gross Profit	7,274,723	2,364,529

Operating expenses:
Sales and marketing	472,213	82,904
Product development (including related party expense of $162,102 and $235,444, respectively)	1,152,433	299,512
Amortization of intangibles	2,741,008	686,691
Impairment expense	2,530,325	-
General and administrative (including share-based compensation expense of $5,400,975 and $3,212,772, respectively, and related party expenses of $132,253 and $438,320, respectively)	17,323,695	8,033,685
Total operating expenses	24,219,674	9,102,792

Loss from Operations	(16,944,951)	(6,738,263)

Other income (expenses):
Interest expense (including related party interest expense of $30,466 and $12,276, respectively)	(3,137,050)	(2,022,113)
Initial derivative expense	(3,585,983)	(3,340,554)
Change in derivative value due to anti-dilution adjustments	-	(2,642,175)
Change in fair value of derivative liability	7,315,580	(2,658,261)
Forgiveness of debt income	24,925	376,177
Grant income	3,382	10,768
Net recognized loss on marketable securities	(1,424)	(22,416)
Other expense	(9,094)	-
Total other income (expenses)	610,336	(10,298,574)

Loss before income taxes	(16,334,615)	(17,036,837)
Provision for income taxes
Net Loss	$(16,334,615)	$(17,036,837)

Net loss per common share - basic and diluted	$(1.90)	$(8.75)
Weighted average common shares - basic and diluted	8,601,159	1,949,463

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years ended December 31, 2021 and 2020

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	454,546	$46	734,986	$74	139,768	$14	1,447,864	$145	-	$-	$18,203,265	$(17,488,188)	$715,356
Stock based compensation	-	-	-	-	-	-	-	-	-	-	3,058,072	-	3,058,072
Series D Preferred stock issued for accrued penalties	106,134	11	-	-	-	-	-	-	-	-	1,929,505	-	1,929,516
Issuance of common shares upon conversion of Series D preferred stock	(34,260)	(3)	-	-	-	-	171,300	17	-	-	(14)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(3,141)	-	-	-	15,704	2	-	-	(2)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(75,386)	(7)	376,936	38	-	-	(31)	-	-
Sale of Series D Preferred stock units	1,375	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Reclassification of warrant derivative to liabilities related to Series D unit sale	-	-	-	-	-	-	-	-	-	-	(26,465)	-	(26,465)
Issuance of shares for services	-	-	-	-	-	-	40,800	4	-	-	154,696	-	154,700
Issuance of vested shares	-	-	-	-	-	-	125,000	12	-	-	(12)	-	-
Issuance of common shares upon conversion of convertible notes and accrued interest	-	-	-	-	-	-	24,000	2	-	-	56,394	-	56,396
Net loss year ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	-	(17,036,837)	(17,036,837)
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,201,604	$220	-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	5,119,118	-	5,119,118
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	224,163	24	-	-	1,625,160	-	1,625,184
Issuance of initial and earn-out shares for Upsider acquisition	-	-	-	-	-	-	592,543	59	-	-	3,460,275	-	3,460,334
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	1,578,616	158	-	-	4,557,560	-	4,557,718
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	10,182,476	-	10,182,476
Issuance of common shares and pre-funded warrants upon conversion of Series D preferred stock	(519,040)	(53)	-	-	-	-	2,007,256	200	587,945	59	(206)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(64,382)	(7)	321,911	32	-	-	(25)	-	-
Issuance of shares for One Wire acquisition	-	-	-	-	-	-	155,327	16	-	-	1,436,761	-	1,436,777
Issuance of shares for services	-	-	-	-	-	-	146,290	14	-	-	519,225	-	519,239
Issuance of common shares for accounts payable	-	-	-	-	-	-	32,941	3	-	-	139,997	-	140,000
Proceeds from sale of common stock and warrants in offering	-	-	-	-	-	-	2,400,000	240	-	-	12,003,360	-	12,003,600
Offering costs	-	-	-	-	-	-	-	-	-	-	(1,651,889)	-	(1,651,889)
Cost related to modification of warrants	-	-	-	-	-	-	-	-	-	-	12,624	-	12,624
Deferred offering costs	-	-	-	-	-	-	-	-	-	-	(78,038)	-	(78,038)
Common stock issued for the exchange of warrants	-	-	-	-	-	-	522,108	52	-	-	(52)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(645,845)	(65)	-	-	3,229,225	323	-	-	(258)	-	-
Issuance of common shares for Parrut acquisition	-	-	-	-	-	-	257,545	26	-	-	1,264,525	-	1,264,551
Issuance of common shares for Novo acquisition	-	-	-	-	-	-	508,711	51	-	-	2,019,532	-	2,019,583
Proceeds from sale of common stock related to over allotment offering	-	-	-	-	-	-	360,000	36	-	-	1,796,364	-	1,796,400
Earn-out agreement for Parrut acquisition	-	-	-	-	-	-	-	-	-	-	1,125,000	-	1,125,000
RSUs issued for services	-	-	-	-	-	-	25,000	3	-	-	(3)	-	-
Fractional shares issued from stock split	-	-	-	-	-	-	1,555	-	-	-	-	-	-
Net loss year ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(16,334,615)	(16,334,615)
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(16,334,615)	$(17,036,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,742,162	687,845
Bad debt expense	927,847	12,000
Gain on forgiveness of debt	(24,925)	(376,177)
Equity based compensation expense	5,400,975	3,212,772
Recognized loss on marketable securities	1,424	22,416
Marketable securities distributed as compensation	-	3,917
Expenses paid through financings	-	32,500
Loan principal paid directly through grant	(2,992)	(8,853)
Amortization of debt discount and debt costs	2,503,160	1,840,745
Modification of derivative	12,624	-
Initial derivative expense	3,585,983	3,340,554
Change in derivative value due to anti-dilution adjustments	-	2,642,175
Change in fair value of derivative liability	(7,315,580)	2,658,261
Impairment expense	2,530,325	-
Change in fair value of earn-out liability	35,294	-
Changes in assets and liabilities:
Increase in accounts receivable	(4,690,668)	(94,767)
Increase in accounts receivable - related parties	(7,909)	(36,784)
Increase in prepaid expenses and other current assets	(74,742)	(68,542)
Increase in accounts payable and accrued liabilities	1,991,446	626,895
Decrease in accounts payable and accrued liabilities - related parties	(746,756)	(63,863)
Decrease in deferred payroll taxes	(77,304)	-
Increase in other liabilities	2,840	173,525
Increase (decrease) in deferred revenue	525,767	(93,937)
Net cash used in operating activities	(9,015,644)	(2,526,155)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	17,009
Cash paid for acquisitions, net of cash acquired	(2,238,958)	-
Cash paid for customer contracts	-	(50,000)
Net cash used in investing activities	(2,238,958)	(32,991)

Cash Flows From Financing Activities:
Proceeds from loans	250,000	398,545
Proceeds from convertible notes	2,153,200	2,476,000
Deferred offering costs	(78,038)	-
Payments of loans	(723,611)	(17,907)
Advances on receivables	-	180,778
Repayments of advances on receivables	-	(180,778)
Repayments of sale of future revenues	(10,904)	(528,838)
Proceeds from common shares and warrants	13,800,000	-
Offering Costs	(1,651,889)	-
Proceeds from sale of preferred stock	-	25,000
Net cash provided by financing activities	13,738,758	2,352,800

Net increase (decrease) in cash	2,484,156	(206,346)
Cash, beginning of year	99,906	306,252

Cash, end of year	$2,584,062	$99,906

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$240,980	$235,813
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds	$342,554	$328,125
Debt costs deducted from convertible note proceeds	$334,800	$366,500
Notes and accrued interest converted to common stock	$4,557,718	$96,000
Notes payable and accrued interest exchanged for debentures	$252,430	$-
Accounts payable paid with common stock	$140,000	$-
Accrued compensation paid with common stock	$16,425	$-
Warrant derivative liability extinguished	$10,182,476	$-
Write off of right-of-use asset and lease liability	$103,953	$-
Deferred offering costs charged to additional paid-in capital	$78,038	$-
Common stock issued/to be issued for asset acquisitions	$11,340,284	$-
Earn-out liability consideration for acquisition	$543,297	$-
Loans issued as consideration for acquisitions	$4,750,000	$-
Shares issued for Upsider earn-out liability	$1,394,768	$-
Preferred stock issued for accrued penalties	$-	$1,929,516
Warrant derivative liability at inception	$2,374,076	$5,625,519
Prepayment of shares issued for services	$237,382	$-

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI” or the “Company”), is a holding company based in New York, New York. The Company has seven material subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company.”

The Company operates an on-demand recruiting platform digitally transforming the $136 billion recruiting and staffing industry. The Company offers recruiting software and services through an online, AI-powered sourcing platform and network of on-demand recruiters. Businesses from startups to the Fortune 100 use the Company to help address their critical talent needs and solve recruiting and hiring challenges.

The Company's website, www.Recruiter.com, provides employers seeking to hire talent access to its network of recruiters and utilizes an innovative web platform, software with integrated AI-driven candidate to job matching, and video screening software to more easily and quickly source qualified talent.

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis, aided by cutting-edge AI-based candidate sourcing and matching and video screening technologies.

Through the Company's Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company's mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

Reincorporation and Reverse Stock Split

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RGI and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions and business combinations, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2021.  At December 31, 2021, the Company had $1,667,798 in excess of the FDIC limit. There were no uninsured balances as of December 31, 2020. The Company had no cash equivalents during or at the end of either year.

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

We generate revenue from the following activities:

•	Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer within 90 days (the 90-day guarantee), we refunds the customer in full for all fees paid by the customer.

•	Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our "Talent Effectiveness" practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

•	Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our virtual AI and video-enabled hiring platform (the “Platform”) or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access our Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year’s base salary or an agreed-upon flat fee.

•	Marketplace: Our Marketplace category comprises services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, we categorize all online advertising and affiliate marketing revenue as Marketplace.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Marketplace Solutions revenues are recognized on a gross basis when the advertising is placed and displayed or when lead generation activities and online publications are completed, which is the point at which the performance obligations are satisfied. Payments for marketing and publishing are typically due within 30 days of completion of services.

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

Deferred revenue results from transactions in which we have been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Contract Assets

The Company does not have any contract assets. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2021 or December 31, 2020.

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

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

Years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Recruiters on Demand	$11,393,396	$966,104
Consulting and staffing services	7,569,253	6,684,053
Software Subscriptions	1,403,353	-
Full time placement fees	1,091,790	517,704
Marketplace Solutions	726,320	335,031
Total revenue	$22,184,112	$8,502,892

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of December 31, 2021, and 2020, deferred revenue amounted to $746,449 and $51,537, respectively. Deferred revenue as of December 31, 2021 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 12/31/21	Recognized Q1 2022	Recognized Q2 2022	Recognized Q3 2022	Recognized Q4 2022	Recognized 2023
Recruiters on Demand	$161,701	$89,379	$72,322	$-	$-	$-
Full time placement fees	326,333	219,283	107,050	-	-	-
Software Subscriptions	130,093	123,487	6,601	5	-	-
Marketplace	128,322	52,964	30,260	25,074	18,550	1,474
TOTAL	$746,449	$485,113	$216,233	$25,079	$18,550	$1,474

Revenue from international sources was approximately 2.3% and 3.0% for the years ended December 31, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $934,219 and $33,000 as of December 31, 2021 and 2020, respectively. Bad debt expense was $927,847 and $12,000 for the years ended December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for both the years ended December 31, 2021 and 2020 was $1,154.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 12%, for a total of 26%. As of December 31, 2020, two customers accounted for more than 10% of the accounts receivable balance, at 32% and 19% for a total of 51%.

For the year ended December 31, 2021 one customer accounted for 10% or more of total revenue, at 12%. For the year ended December 31, 2020 three customers accounted for 10% of more of total revenue, at 30%, 20% and 11%, for a total of 61%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our officers and principal shareholders is an employee of this firm but exerts control over this firm (see Note 13).

We are a party to a license agreement with a related party firm (see Note 13). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

We use a related party firm to provide certain employer of record services (see Note 13).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $472,213 and $82,904 for the years ended December 31, 2021 and 2020, respectively, and are included in sales and marketing on the consolidated statements of operations.

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability is considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of December 31, 2021, the earn-out liability account balance as reported in the balance sheet is $578,591. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial assets and liabilities as of December 31, 2021 and 2020:

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Contingent consideration for acquisitions (Note 14)	$578,591	$-	$-	$578,591

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Available for sale marketable securities (Note 4)	$1,424	$1,424	$-	$-
Derivative liability (Note 11)	$11,537,997	$-	$-	$11,537,997

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Balance at January 1	$11,537,997	$612,042
Additions to derivative instruments	5,960,059	5,625,519
Reclassifications to equity upon modification or cancellation of warrants	(10,182,476)	2,642,175
(Gain) loss on change in fair value of derivative liability	(7,315,580)	2,658,261
Balance, December 31	$-	$11,537,997

For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended December 31, 2021:

2021
Beginning balance January 1	$-
Acquisitions and Settlements:
Novo Group Acquisition	543,297
Remeasurement adjustments:
Change in fair value of earn-out liability	35,294
Ending balance December 31	$578,591

Significant unobservable inputs used in the earn-out fair value measurements of the Company's contingent consideration liabilities designated as Level 3 are as follows:

December 31, 2021
Fair value	$578,591
Valuation technique	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates.

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in 2019, including customer contracts and intellectual property, acquired on September 30, 2019, the assets acquired from Scouted and Upsider during the first quarter of 2021 (see Note 14), the assets acquired from OneWire during the second quarter of 2021 (see Note 14), and the assets acquired from Parrut and Novo Group during the third quarter of 2021 (see Note 14). Amortization expense is recorded on the straight-line basis over the estimated economic lives.

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

The Company performs its annual goodwill impairment assessment on December 31st of each year or as impairment indicators dictate (see Note 5).

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing methodology primarily using the income approach (discounted cash flow method).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Under the quantitative method we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

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

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited (see Note 5).

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss on the marketable securities during the years ended December 31, 2021 and 2020 has been included in a separate line item on the statement of operations, Net Recognized Loss on Marketable Securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company’s derivative financial instruments consisted of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 (see Note 9) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Note 9 and 10). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid-in capital. The entirety of our derivative financial instruments was eliminated in July 2021 upon conversion of certain outstanding warrants to common stock and agreement by investors to modify certain warrants to eliminate the feature creating the derivative liability in the remaining outstanding warrants (see Note 11).

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

Product Development

Product development costs are included in operating expenses on the consolidated statements of operations and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 9,668,635 and 9,709,468 were excluded from the computation of diluted earnings per share for the years ended December 31, 2021 and 2020, respectively, because their effects would have been anti-dilutive.

	December 31,	December 31,
	2021	2020
Options	2,671,177	676,304
Stock awards	229,100	221,600
Warrants	6,682,358	1,461,377
Convertible notes	-	730,077
Convertible preferred stock	86,000	6,620,110
	9,668,635	9,709,468

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $9.0 million in operations in 2021; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak became increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date, the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company  previously reduced certain billing rates to respond to the economic climate, however, those billing rates have returned to normal. Demand for recruiting solutions and our Platform improved in 2022 versus 2021.  The COVID-19 pandemic has been characterized by rises and falls of case numbers due to unforeseen factors and variants of concern and consequently has had varying amounts of impact on the Company’s operations and financial prospects. The extent to which the COVID-19 pandemic will impact operations, ability to obtain financing or future financial results is uncertain at this time.

The Company expects but cannot guarantee that demand for its recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which the Company believes will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

The Company also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at December 31, 2021 and 2020, consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid shares issued for services	$237,382	$-
Prepaid expenses	175,263	140,514
Prepaid insurance	111,040	26,531
Other receivables	22,394	-
Prepaid expenses and other current assets	$546,079	$167,045

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both December 31, 2021 and 2020 was $42,720, and accumulated unrealized losses were $42,720 and $41,296 as of December 31, 2021 and 2020, respectively. The fair market value of available for sale marketable securities was $0 and $1,424 as of December 31, 2021 and 2020, respectively, based on 178,000 shares of common stock held in one entity with a per share market price of approximately $0.00 and 0.01, respectively.

Net losses on equity investments were as follows:

	Years Ended
	December 31,
	2021	2020
Net realized losses on investment sold or assigned	$-	$(2,543)
Net unrealized losses on investments still held	(1,424)	(19,873)

Total	$(1,424)	$(22,416)

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Beginning Balance - December 31	$1,424	$44,766
Additions	-	-
Proceeds on sales of securities	-	(17,009)
Assignment of securities as compensation	-	(3,917)
Recognized losses	(1,424)	(22,416)
Ending Balance - December 31	$-	$1,424

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021 (See Note 14). The aggregate goodwill recognized from our five 2021 acquisitions is $6,731,852 while the remaining goodwill from the 2019 acquisition was $3,517,315 at December 31, 2020. The Company performed a goodwill impairment test as of September 30, 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 at September 30, 2021. Goodwill was determined not to be impaired further at December 31, 2021 based on year end tests.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Carrying value - January 1	$3,517,315	$3,517,315
Goodwill acquired during the year	6,731,852	-
	10,249,167	3,517,315
Impairment losses	(2,530,325)	-
Carrying value - December 31	$7,718,842	$3,517,315

Intangible Assets

On March 31, 2019, the Company acquired Intangible assets totaling $1,910,072 from Genesys, including customer contracts and intellectual property which are being amortized over the three year useful life.

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

During 2021, we acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions described in Note 14. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and preliminary valuations of the assets acquired and, accordingly, the estimated fair values of these intangible assets are provisional pending the final valuations which will not exceed one year in accordance with ASC 805.

Intangible assets are summarized as follows:

	December 31, 2021	December 31, 2020
Customer contracts	$8,093,787	$233,107
License	5,512,399	1,726,965
Domains	40,862	-
	13,647,048	1,960,072
Less accumulated amortization	(3,905,216)	(1,164,208)
Carrying value	$9,741,832	$795,864

Amortization expense of intangible assets was $2,741,008 and $686,691 for the years ended December 31, 2021 and 2020, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2022, $3,577,824; 2023 $3,418,651; 2024, $1,650,353; 2025, $776,867; 2026, $293,001; and thereafter, $25,136. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6 - LIABILITY FOR SALE OF FUTURE REVENUES

During 2020 and 2019 we were party to two agreements related to the sale of future revenues. Both agreements were with the same party, had substantially the same terms, and were entered into in December 2019. Total repayments were $567,001. As a result, we recorded an initial discount of $142,491. Discounts related to the agreements were amortized to expense over the term of the agreements. One of the agreements was paid in full as of December 31, 2020. During the years ended December 31, 2021 and 2020, we amortized $2,719 and $132,922 of discount, respectively, to interest expense. Unamortized discount is $0 and $2,719 at December 31, 2021 and 2020, respectively. The outstanding gross balance due before discounts pursuant to the agreements was $0 and $10,904 at December 31, 2021 and 2020, respectively. During 2021 our remaining agreement related to the sale of future revenues was paid in full.

NOTE 7 - RECEIVABLE  FINANCING AGREEMENT

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

NOTE 8 - LOANS PAYABLE

Lines of Credit

At December 31, 2020, we were party to two lines of credit with outstanding balances of $0. Advances under each of these lines of credit mature within 12 months of the advances. Availability under the two lines was $91,300 at December 31, 2020; however, due to COVID -19 uncertainty (see Note 2), the availability under both lines has been suspended in 2020. These lines were cancelled in 2021.

Term Loans

We had outstanding balances of $50,431 and $77,040 pursuant to two term loans as of December 31, 2021 and December 31, 2020, respectively, which mature in 2023. The loans originated in 2013 and 2018, respectively. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

One of the term loans was a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA has paid the loan for February and March 2021. The SBA made payments on our behalf of $3,382 during the three months ended March 31, 2021, which have been recorded as grant income in the financial statements. These payments were applied $2,992 to principal and $390 to interest expense for the three months ended June 30, 2021. The SBA made payments on our behalf of $10,768 during the year ended December 31, 2020, which have been recorded as grant income in the financial statements. These payments were applied $8,854 to principal and $1,914 to interest expense for the year ended December 31, 2020.

Our Chief Operating Officer, who is also a shareholder, had personally guaranteed the loans described above.

We have paid off the outstanding balance of both loans in February 2022 and no longer have any obligation related to such notes (See Note 16).

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expected to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6-month deferral period for payments. We have applied for forgiveness for all loans. As of December 31, 2020, $373,795 of loans have been forgiven. We have classified the remaining balance of $24,750 as long term at December 31, 2020. We recorded forgiveness of debt income of $376,177 for the $373,795 of principal and $2,382 of related accrued interest forgiven in 2020.

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. We recorded forgiveness of debt income of $24,925 for the $24,750 of principal and $175 of related accrued interest forgiven.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 14). The note has a term of 24 months, bears interest at 6%, and matures on July 1, 2023. The note requires monthly payments of $77,561.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 14). The note has a term of 30 months, bears interest at 6%, and matures on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and  $152,357 for month 30.

The status of the loans payable as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Term loans	$50,431	$77,040
Paycheck Protection Program Loan	-	24,750
Promissory notes payable	4,299,831	-
Total loans payable	4,350,262	101,790
Less current portion	(1,712,387)	(28,249)
Non-current portion	$2,637,875	$73,541

Future principal payments of the loans payable are as follows:

Year Ending December 31,	Amount
2022	$1,712,387
2023	2,180,090
2024	457,785
Total minimum principal payments	$4,350,262

NOTE 9 - CONVERTIBLE NOTES PAYABLE

2020 Debentures:

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share. The number of placement agent warrants issued was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 11).

The Debentures matured on May 28, 2021, subject to a nine-month extension at the Company’s option which was taken and the Company incurred $253,767 of penalty which is included in interest expense on the consolidated statements of operations. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Note 11).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Warrants are exercisable for three years from May 28, 2020 at an exercise price of $ 5.00 per share, subject to certain adjustments.

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

During 2020, notes aggregating $91,600, plus related accrued interest of $4,400, were converted into 24,000 shares of common stock. Unamortized debt costs and debt discount of $13,647 and $25,956, respectively, were charged against the value of the common stock issued upon conversion.

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

As of December 31, 2021, the Debentures are no longer in effect. At December 31, 2020 the outstanding debentures balance was $1,905,826, net of $1,205,699 unamortized discount. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Notes 10 and 11).

2021 Debentures:

During January 2021, the Company entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company agreed to sell to the Purchasers a total of (i) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 699,750 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of $93,530. The Company also agreed to issue to the placement agent, as additional compensation, 139,950 common stock purchase warrants exercisable at $5.00 per share (the “PA Warrants”). The number of placement agent warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 11).

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus 70,996 Warrants.

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 11). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $575,503 for the year ended December 31, 2021, respectively. Unamortized debt costs of $679,276 were charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 10) and were $0 at December 31, 2021.

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of $1,454,097 at fair value for the warrants issued with the debt (see Note 11). The discount is being amortized over the life of the notes. Amortization expense was $808,985 for the year ended December 31, 2021, respectively. Unamortized debt discount of $987,666 was charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 10) and was $0 at December 31, 2021.

On July 2, 2021, the 2021 Debentures were exchanged for common stock and warrants (See Notes 10 and 11, respectively) and the 2021 Debentures are no longer in effect.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021 and 2020, the Company had 86,000 and 1,324,022 shares of preferred stock issued and outstanding, respectively.

Series E preferred stock has a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%, into common stock based on the stated value per share divided by $4.00 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the COD for such series occurs, the Company shall pay within three days to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

Series D Convertible Preferred Stock

During 2020 we have issued to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock as consideration for waivers of penalties discussed below.

In February 2020, the Company issued 64,500 shares of its common stock upon conversion of 12,900 shares of its Series D Preferred Stock.

On June 9, 2020, the Company sold 1,375 Series D preferred stock units (the “Units”) at a purchase price of $18.1818 per Unit, taking into account a 10% discount, each Unit consisting of one share of Series D Preferred Stock and a warrant to purchase 2.5 shares of common stock, subject to adjustment as provided for therein. The Series D Preferred Stock sold in the financing converts into a minimum of 6,876 shares of common stock. The Company received gross proceeds of $25,000 from the sale of the Units. The 3,438 warrants are exercisable for five years from the issuance date at an exercise price of $12.00 per share, subject to adjustment as provided for therein.

In June 2020, the Company issued 62,800 shares of its common stock upon conversion of 12,560 shares of its Series D Preferred Stock.

In July 2020, the Company issued 44,000 shares of its common stock upon conversion of 8,800 shares of its Series D Preferred Stock.

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

There is no Series D Convertible Preferred Stock outstanding as of December 31, 2021.

Series E Convertible Preferred Stock

In January 2020, the Company issued 15,704 shares of its common stock upon conversion of 3,141 shares of Series E Preferred Stock.

On July 2, 2021, upon agreement with the Series E preferred stockholders, the Company issued 3,229,225 shares of its common stock upon the conversion of 645,845 shares of its Series E preferred stock.

Series F Convertible Preferred Stock

In January and February 2020, the Company issued 321,366 shares of its common stock upon conversion of 64,272 shares of Series F Preferred Stock.

In April 2020, the Company issued 55,570 shares of its common stock upon conversion of 11,114 shares of Series F Preferred Stock.

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

There is no Series F Convertible Preferred Stock outstanding as of December 31, 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At both December 31, 2021 and 2020, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2021, and 2020 the Company had 14,566,420 and 2,201,604 shares of common stock outstanding, respectively.

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

Shares granted for services

Effective January 15, 2020 the Company entered into a consulting agreement with a term of six months. Pursuant to the agreement the Company agreed to issue 24,000 shares of restricted common stock, plus a payment of $15,000. The shares are fully vested upon issuance and have been valued at $75,000, based on the quoted market price of our common stock on the grant date. The shares were issued on April 3, 2020. We have recorded compensation expense of $75,000 for the share portion of the agreement and expense of $15,000 for the cash portion during the year ended December 31, 2020.

Effective January 15, 2020 the Company entered into a consulting agreement with a term of three months. Pursuant to the agreement the Company agreed to issue 12,000 shares of restricted common stock, earned monthly over the three-month term of the agreement. The shares are fully vested upon issuance and have been valued at $45,500, based on the quoted market price of our common stock on the vesting dates. The shares were issued on April 3, 2020. We have recorded compensation expense of $45,500 during year ended December 31, 2020.

In July 2020, the Company issued 4,800 shares of its common stock pursuant to a consulting agreement entered into in June 2020. The shares are fully vested upon issuance. The shares have been valued at $34,200 based on the quoted market price of our common stock. This expense was accrued at June 30, 2020.

In March 2021, we issued to Mr. Sohn 1,625 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

In April 2021, we issued 20,000 shares to a vendor for services valued at $152,500.

Restricted Stock Units

On June 18, 2020 the Company awarded to Mr. Sohn 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $595,343 and $322,478 during the years ended December 31, 2021 and 2020, respectively. The shares have not been issued at December 31, 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In August 2021, we granted 25,000 RSUs to a vendor for services valued at $101,250.The cost was recognized over the two month vesting period and included in stock-based compensation.

Between November 17, 2021 and December 7, 2021, the Company granted 133,790 RSUs to vendors for services valuated at $393,739. 126,290 of which have been issued as of December 31, 2021. The cost is recognized between a one and twelve month period. We recognized compensation expense of $129,357 during the year ended December 31, 2021.

Restricted stock grant activity for the two years ended December 31, 2021 is as follows:

Stock Awards
Outstanding at December 31, 2019	322,837
Granted	221,600
Vested	(322,837)
Forfeited or cancelled	-
Outstanding at December 31, 2020	221,600
Granted	158,790
Vested and issued	(151,290)
Vested and issuable	(83,100)
Forfeited or cancelled	-
Outstanding at December 31, 2021	146,000

Shares issued upon exchange of preferred stock

In January 2020, the Company issued 15,704 shares of its common stock upon conversion of 3,141 shares of Series E Preferred Stock.

In January and February 2020, the Company issued 321,366 shares of its common stock upon conversion of 64,272 shares of Series F Preferred Stock.

In February 2020, the Company issued 64,500 shares of its common stock upon conversion of 12,900 shares of its Series D Preferred Stock.

In April 2020, the Company issued 55,570 shares of its common stock upon conversion of 11,114 shares of Series F Preferred Stock.

In June 2020, the Company issued 62,800 shares of its common stock upon conversion of 12,560 shares of its Series D Preferred Stock.

In July 2020, the Company issued 44,000 shares of its common stock upon conversion of 8,800 shares of its Series D Preferred Stock.

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

In March 2021, the Company issued 106,876 shares of its common stock upon conversion of 21,375 shares of its Series D Preferred Stock.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Shares issued upon conversion of convertible notes

In December 2020, the Company issued 24,000 shares of its common stock upon conversion of $91,600 of convertible notes payable and related accrued interest of $4,400.

During the year ended December 31, 2021, the Company issued 89,172 shares of its common stock upon conversion of $354,387 of convertible notes payable and related accrued interest of $2,302 (See Note 9)

On July 2, 2021 the Company issued 1,489,444 shares of common stock upon the conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020. The unamortized discount of $1,666,314 was charged to additional paid-in capital resulting in a net credit to equity of $4,291,102.

Shares issued for Business Acquisitions

In 2021, we issued a total of 224,163 issuable shares of common stock pursuant to the Scouted acquisition. In 2021, we issued 271,153 shares of common stock pursuant to the Upsider acquisition. In May 2021, we issued a total of 155,327 shares of common stock pursuant to the OneWire acquisition. In July 2021, we issued a total of 257,545 shares of common stock pursuant to the Parrut acquisition. In August 2021, we issued a total of 508,711 shares of common stock pursuant to the Novo Group acquisition. In September 2021, we issued a total of 321,390 shares of common stock pursuant to the earn-out provision of the Upsider acquisition. All transactions are more fully described in Note 14.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Option Plans

2014 Equity Incentive Plan

The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 2,554 shares of common stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. As of December 31, 2020 no awards are outstanding under the 2014 Plan. The Company does not anticipate granting any awards under the 2014 plan in the future. The 2014 plan was cancelled in 2021.

2017 Equity Incentive Plan

In October 2017, our Board and shareholders authorized the 2017 Equity Incentive Plan (the “2017 Plan”), covering 190,000 shares of common stock. In December 2019, the number of shares authorized under the 2017 Plan was increased to 439,584 shares. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2017 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2017 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2017 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 685,600 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 1,108,000 shares. In December 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 1,308,000 shares.

2021 Equity Incentive Plan

In July 2021, our Board and shareholders authorized the 2021 Equity Incentive Plan (the “2021 Plan”), covering 2,700,000 shares of common stock. In January 2022, the number of shares authorized under the 2021 Plan was automatically increased to 3,427,946 shares pursuant to an escalation provision in the plan. The purpose of the 2021 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2021 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2021 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

Any option granted under the 2021 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2021 Plan is determined by the Board at the time of grant, but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2021 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Stock Options Granted

On May 14, 2020 the Company granted to its current Chief Financial Officer 10,435 options to purchase common stock, exercisable at $6.25 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in six equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on May 31, 2020, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date, provided that the options shall vest in full upon the listing of the Company’s securities on NYSE American or the Nasdaq Capital Market. The award has been valued at $65,210 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $65,210 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to its current Chief Financial Officer 172,500 options to purchase common stock, exercisable at $6.25 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest over a two-year period in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Company’s securities begin trading on NYSE American or the Nasdaq Capital Market, subject to serving as the Chief Financial Officer of the Company on each applicable vesting date. The award has been valued at $1,077,999 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $234,348 related to the options during year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 344%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years.

On May 14, 2020 the Company granted to a consultant 10,000 options to purchase common stock, exercisable at $6.25 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of one year. The options vested in full upon completion of a certain project, which occurred in the third quarter of 2020. The award has been valued at $49,304 using the Black Sholes model and compensation expense will be recorded over the estimated vesting period. We have recorded compensation expense of $49,304 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 250%, (3) risk-free interest rate of 0.15%, (4) expected term of 1 year.

On July 7, 2020 the Company granted to Chad MacRae, Senior Vice President Recruiters on Demand, 100,000 options to purchase common stock, exercisable at $4.63 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest in twelve equal monthly installments on the last calendar day of each calendar month, with the first portion vesting on July 31, 2020, subject to continued employment with the Company. The award has been valued at $462,447 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $231,224 to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.31%, (4) expected term of 5 years. Pursuant to his employment agreement, upon attaining a performance condition, and subject to Board approval, Mr. MacRae will be issued an additional 100,000 options with an exercise price determined at the date of satisfaction of the performance condition. These additional options, if issued, will vest quarterly over two years.

On October 1, 2020 the Company granted to a director 20,000 options to purchase common stock, exercisable at $5.00 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years with the first vesting on date of grant. The award has been valued at $79,990 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $13,332 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.27%, (4) expected term of 5 years.

On November 9, 2020 the Company granted to an employee 14,000 options to purchase common stock, exercisable at $4.63 per share, under the terms of the 2017 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over three years. The award has been valued at $64,743 using the Black Sholes model and compensation expense will be recorded over the vesting period. We have recorded compensation expense of $4,586 related to the options during the year ended December 31, 2020. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 345%, (3) risk-free interest rate of 0.44%, (4) expected term of 5 years.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On October 3, 2021, the Company granted to employees 90,000 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 3, 2022.

On October 3, 2021, the Company granted to employees 43,900 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on January 3, 2022.

On October 3, 2021, the Company granted to an employee 100,000 options to purchase common stock, exercisable at $3.45 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest monthly over two years, with an eighth of the options vesting immediately.

On October 28, 2021, the Company granted to employees 72,500 options to purchase common stock, exercisable at $2.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 28, 2022.

On November 23, 2021, the Company granted to an employee 7,500 options to purchase common stock, exercisable at $3.31 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on February 23, 2022.

On December 3, 2021, the Company granted to employees 242,850 options to purchase common stock, exercisable at $2.86 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with a one year cliff, with the first portion vesting on October 28, 2022.

On December 7, 2021, the Company granted to a consultant 35,000 options to purchase common stock, exercisable at $3.60 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vested 50% at January 2, 2022 and 50% on February 2, 2022.

On December 10, 2021, the Company granted to an employee 7,500 options to purchase common stock, exercisable at $3.96 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on March 10, 2022.

The Company recorded stock-based compensation expense on stock options of $4,257,434 and $2,154,457 in its consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, and such amounts were included as a component of general and administrative expense.

The fair values of stock options granted during 2021 were estimated using Black-Sholes option-pricing model with the following assumptions:

December 31, 2021
Risk-free interest rates	0.07%-1.33%
Expected life (in years)	1.00 - 5.00
Expected volatility	136%-347%
Dividend yield	0.00%

Stock option activity for the year ended December 31, 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	676,304	3.36	3.55	603,819
Granted	2,364,500	4.44
Exercised	-	-
Expired or cancelled	(369,627)	4.83
Outstanding at December 31, 2021	2,671,177	$4.32	4.16	53,670
Exercisable at December 31, 2021	494,159	$3.89	2.71	53,670

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of December 31, 2021, there was approximately $5,724,845 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2022, $2,988,754; 2023,$1,596,575; 2024, $652,168; and 2025, $487,348. The intrinsic value of options outstanding is $53,670 at December 31, 2021 and the intrinsic value of options exercisable is $53,670 at December 31, 2021.

Warrants

Placement Agent Warrants

On January 5, 2021 and January 20, 2021, the Company issued 28,125 and 111,825 three year term common stock warrants respectively for a total of 139,950 warrants with an exercise price of $5.00. On July 2, 2021, the 139,950 warrants were reduced to 36,364 with an exercise price of $6.25. See "Convertible Debenture Warrants and Placement Agent Warrants” below.

Note Holder Warrants

On January 5, 2021, January 20, 2021 and February 3, 2021, the Company issued 140,625, 559,125, and 70,996 three year term common stock warrants respectively for a total of 770,746 warrants with an exercise price of $5.00. On July 2, 2021, the 770,746 warrants were increased to 772,303 with an exercise price of $5.00. See "Convertible Debenture Warrants and Placement Agent Warrants” below

Pre-Funded Warrants

On July 2, 2021 the Company issued a pre-funded three year term warrant to purchase 587,945 shares of common stock to one previous Series D holder. The warrants have an exercise price of $0.01. The Company determined the pre-funded warrant qualified for equity accounting and is included in stockholders’ equity (deficit) as common stock to be issued at December 31, 2021.

Warrants for underwritten public offering

Effective July 2, 2021, we closed an upsized underwritten public offering of 2,400,000 units at a price to the public of $5.00 per unit, for gross proceeds of $12,000,000 before deducting underwriting discounts and offering expenses. Each unit consists of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $5.50 per share. The common stock and warrants were immediately separable from the units and were issued separately.

Underwriter Warrants

Underwriters purchased 360,000 five year warrants with a $5.50 exercise price at a price of $0.01 per share and closed the sale of an additional 360,000 shares of common stock at a price of $4.99 per share less underwriting discounts and commissions, pursuant to the exercise of the underwriter's over-allotment option in connection with the underwritten public offering that closed on July 2, 2021.

Representative Warrants

On July 2, 2021 the Company issued 240,000 five year Representative warrants with an exercise price of $6.25 in conjunction with the underwritten public offering.

Warrants upon conversion of Convertible Debentures

On July 2, 2021, the Company issued 1,489,596 common stock warrants with an exercise price of $5.50 in conjunction with the conversion of all $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020 (as discussed previously in Note 10 under Common Stock).

Warrants for Service

On April 1, 2021, the Company issued 20,000 three year term warrants to a consultant with an exercise price of $5.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrants Recorded as Derivative Liabilities

Series D Preferred Stock Warrants

As discussed below, the Company issued an aggregate 889,376 warrants in 2020 in connection with the sale of Series D preferred shares and convertible debentures, including placement agent fees.

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

As of the issuance date of the unit warrants issued in 2020 in connection with the sale of Series D Preferred Stock (See Note 10), the Company determined a fair value for the derivative liability of $26,465 for the 3,438 warrants, which has been charged to paid in capital. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.34%, an expected term of 5 years, an expected volatility of 344% and a 0% dividend yield.

As a result of the sale of convertible notes and warrants as described in Notes 9 and 10, the number and exercise price of the Series D Preferred Stock warrants outstanding was adjusted due to anti-dilution provisions in the warrants. The exercise price was reduced to $4.00 from $12.00 and the number of warrants was increased from 191,814 to 575,440. We have recorded an expense for the change in derivative value due to the anti-dilution adjustments of $2,642,175 as a result of the trigger of the anti-dilution provision.

On January 5, 2021, pursuant to an agreement with the holder, 133,341 Series D warrants were cancelled. We have reclassified the $373,070 derivative value of the warrants to paid in capital upon extinguishment.

During the year ended December 31, 2021, the Company recorded other expense of $211,614 and other income of $1,886,212, respectively, related to the change in the fair value of the derivative. On July 2, 2021, the Series D warrants were exchanged for 522,108 shares of common stock and consequently the embedded derivative was eliminated and $2,404,182 of derivative liability was reclassified to paid in capital.

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

As of the issuance date of the Debenture warrants, the Company determined a fair value of $4,665,877 for the 738,282 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.22%, an expected term of 2.93 - 3 years, an expected volatility of 252% - 341% and a 0% dividend yield. Of this amount, $1,325,323 was recorded as debt discount (see Note 9) and $3,340,554 was charged to expense as initial derivative expense.

As of the issuance date of the placement agent warrants, the Company determined a fair value of $933,177 for the 147,657 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.22%, an expected term of 2.93 - 3 years, an expected volatility of 252% - 341% and a 0% dividend yield. The value of $933,177 has been recorded as debt cost (see Note 9).

During the year ended December 31, 2020, the Company recorded other expense of $1,275,479 related to the change in the fair value of the derivative. The fair value of the derivative was $6,874,533 as of December 31, 2020, determined using the Black Scholes model based on a risk-free interest rate of 0.15%, an expected term of 2.4 years, an expected volatility of 228% and a 0% dividend yield.

As of the issuance date of the 2021 Debenture warrants, the Company determined a fair value of $5,040,080 for the 770,746 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% - 216% and a 0% dividend yield. Of this amount, $1,454,097 was recorded as debt discount (see Note 9) and $3,585,983 was charged to expense as initial derivative expense.

As of the issuance date of the placement agent warrants, the Company determined a fair value of $919,979 for the 139,950 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% and a 0% dividend yield. The value of $919,979 has been recorded as debt cost (see Note 9). In July 2021, we amended the debenture agreement and reduced the number of placement agent warrants from 139,950 to 36,364.

During the year ended December 31, 2021, the Company recorded other expense of $676,177 and other income of $5,429,368, respectively, related to the change in the fair value of the derivative. As a result of amendments to the 2020 and 2021 debenture warrants and placement agent warrants on July 2, 2021, the derivative feature of the warrants was eliminated and $7,405,224 of derivative liability was reclassified to paid in capital.

The number of placement agent warrants issued in 2020 and 2021 was reduced in July 2021, from 287,606 to 36,364, and the exercise price was increased to $6.25.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrant activity for the two years ended December 31, 2021 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	188,376	$12.00
Issued	889,376	5.03
Cancelled pursuant to modification	(191,814)	12.00
Reissued pursuant to modification	575,440	4.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2020	1,461,378	4.60
Issued	6,008,237	4.46
Cancelled pursuant to modification	(265,148)	1.92
Exercised	(522,108)	4.00
Expired or cancelled	-	-
Outstanding at December 31, 2021	6,682,359	$4.32

All warrants are exercisable at December 31, 2021. The weighted average remaining life of the warrants is 3.67 years at December 31, 2021

NOTE 12 - COMMITMENTS AND CONTINGENCIES

With the exception of the below, the Company is not a party to any other proceedings or claims at December 31, 2021. The Company may be subject to legal proceedings and claims from time-to-time arising out of our operations in the ordinary course of business.

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on-demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000.  On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling.  Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

Investor Relations

We could be involved in various litigation matters during the normal course of business. In October 2021, the Company made a total investor relations settlement payment of $253,505 with two shareholders regarding claims that they were owed securities pursuant to existing agreements. The agreement was reached prior to any lawsuits being filed with a court.

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiter on Demand service agreements and software subscriptions with us. Due to the variability in the terms of the agreement, the transactions will be recognized on a cash basis. No such transactions occurred during the year ending December 31, 2021.

Leases

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

For the year ended December 31, 2021, lease costs amounted to $71,014 which includes base lease costs of $44,526 and common area and other expenses of $26,488. For the year ended December 31, 2020, lease costs amounted to $150,851 which includes base lease costs of $86,997 and common area and other expenses of $63,854. All costs were expensed during the periods and included in general and administrative expenses on the accompanying consolidated statements of operations.

In July 2021, we cancelled the remaining term of the lease with no future payments remaining (see Note 13).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Right-of-use asset (“ROU”) is summarized below:

	December 31,
	2021	2020
Operating office lease	$-	$269,054
Less accumulated reduction	-	(128,412)
Balance of ROU asset at December 31,	$-	$140,642

Operating lease liability related to the ROU asset is summarized below:

	December 31,
	2021	2020
Total lease liability	$-	$269,054
Reduction of lease liability	-	(128,412)
Total	-	140,642
Less short term portion as of December 31,	-	(73,378)
Long term portion as of December 31,	$-	$67,264

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak became increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date, the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company  previously reduced certain billing rates to respond to the economic climate, however, those billing rates have returned to normal. Demand for recruiting solutions and our Platform improved in 2022 versus 2021.  The COVID-19 pandemic has been characterized by rises and falls of case numbers due to unforeseen factors and variants of concern and consequently has had varying amounts of impact on the Company’s operations and financial prospects. The extent to which the COVID-19 pandemic will impact operations, ability to obtain financing or future financial results is uncertain at this time.

The Company expect but cannot guarantee that demand for its recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which the Company believes will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

The Company also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $13,500 and $54,000 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2020, $104,500 of the Genesys finder’s fee and $18,000 of monthly fee expense is included in accrued compensation. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and the platform underlying our operations. This arrangement was oral prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Web Officer is an employee of this firm and exerts control over the firm. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Payments to this firm were $162,102 and $235,444 for the years ended December 31, 2021 and 2020, respectively, and are included in product development expense in our consolidated statements of operations.

We are a party to that certain license agreement with Genesys. An executive officer of the Company is a significant equity holder and a member of our Board of directors of Genesys. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that may be incurred. The Company has also agreed to pay Genesys monthly sales subscription fees beginning September 5, 2019 when Genesys assists with closing a recruiting program. During the years ended December 31, 2021 and 2020 we charged to operating expenses $117,389 and $167,157, respectively, for services provided by Genesys. As of December 31, 2021 and 2020, the Company owes Genesys $22,810 and $73,352, respectively, in payables. The license agreement expires on March 31, 2022. The Company will not renew the license agreement.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 12). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $106,842 and $140,642 for the years ended December 31, 2021 and 2020, respectively. EOR costs related to customers processed by Icon Canada was $99,904 and $131,546 for the years ended December 31, 2021 and 2020, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of December 31, 2021 and 2020, the Company owes Icon $163,672 and $706,515, respectively, in payables and Icon owes $49,033 and $19,143, respectively, to the Company. During the years ended December 31, 2021 and 2020, we charged to cost of revenue $498,848 and $1,232,359, respectively, related to services provided by Icon as our employer of record. During the years ended December 31, 2021 and 2020, we charged to operating expenses $132,253 and $271,163, respectively, related to management fees, rent and other administrative expense. During the years ended December 31, 2021 and 2020, we charged to interest expense $30,466 and $12,276, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2021, Icon will no longer provide EOR services. In January 2022, a payment of $118,534 was made by the Company to Icon to pay the remaining amount owed, net of the amount owed by Icon to the Company.

We also recorded placement revenue from Icon of $970 and $31,041 during the years ended December 31, 2021 and 2020, respectively, of which $22,951 and $21,981, respectively, is included in accounts receivable at December 31, 2021 and 2020.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during 2021. During 2021, we charged to cost of revenue $17,745 related to services provided. There is no balance owed as of December 31, 2021.

NOTE 14 - BUSINESS COMBINATIONS

Business Combinations

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly-owned subsidiary, acquired all of the assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware Corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration for the Scouted Asset Purchase, Scouted shareholders received a total of 224,163 shares of our restricted Common Stock (valued at $1,625,183 based on a $7.25 per share acquisition date price), of which 33,151 shares of stock were held in reserve and  recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The 33,151 shares held in reserve were issued on December 13, 2021. The Scouted Asset Purchase was accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”). The Company has completed the purchase price allocation of the $1.8 million for the acquired intangible assets during the second quarter of 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Sales and client relationships and contracts	$1,382,076
Intellectual property	98,721
Domains	18,000
Goodwill	306,386
Total Purchase Price	$1,805,183

Pro Forma Information can be found under the One Wire Asset Purchase heading below.

Upsider Asset Purchase

Effective March 25, 2021, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders received net cash of $69,983 and a total of 323,094 shares of our common stock (the “Upsider Shares”) (valued at $2,544,362, based on a $7.88 per share acquisition date price), of which 51,940 of the Upsider Shares were held in reserve and were recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider may also receive earn-out consideration in the form of the issuance of 321,390, shares of our Common Stock on September 1, 2021 based on the attainment of specific targets during the nine months following closing. The total purchase price is approximately $3.9 million. The assets acquired in the Upsider Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. We also assumed a small amount of liabilities in the form of net payables. The Company utilizes Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Sales and client relationships and contracts	$3,130,773
Intellectual property	156,539
Domains	4,600
Goodwill	736,525
Accounts payable	(89,089)
Total Purchase Price	$3,939,348

Pro Forma Information can be found under the One Wire Asset Purchase heading below.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

OneWire Asset Purchase

Effective May 10, 2021, the Company, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders received a total  of 155,327 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $8.0797, the volume-weighted average price of the common stock for the 30 day period immediately prior to the closing date), of which 31,066 of the Consideration Shares are subject to forfeiture as security against a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. At the date of closing, the common stock was valued at $1,436,777, and there was a to be determined working capital adjustment to be paid in additional common shares recorded as a liability at a fair value of $45,751 for a total purchase price of $1,482,528. The assets acquired in the OneWire Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company has completed the purchase price allocation of the $1.5 million for the acquired intangible assets during the second quarter of 2021. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$54,868
Accounts receivable	165,285
Sales and client relationships and contracts	760,852
Intellectual property	121,700
Domains	10,152
Goodwill	369,671
Total Purchase Price	$1,482,528

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Pro Forma Information

The results of operations of Scouted, Upsider and OneWire are included in the Company’s consolidated financial statements from the dates of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31, 2021 and 2020:

	December 31	December 31,
	2021	2020
Revenue	$22,751,140	$9,887,567
Net Loss	$(18,163,543)	$(26,744,076)
Loss per common share, basic and diluted	$(2.11)	$(13.72)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

Parrut Asset Purchase

Effective July 7, 2021, the Company entered into and closed on an Asset Purchase Agreement with Parrut, Inc. (“Parrut”), and certain individuals named therein. Parrut does business as Uncubed and we acquired the assets of the Technology Solutions Division of Uncubed. The purchased assets include assets related to Finalist, an online marketplace for sourcing and screening early-professional software and data candidates and assets related to Uncubed’s job board technology and candidate engagement platform which includes Mediabistro, a job board and professional community for media, content, and creative professionals (the “Parrut Purchase”).

As consideration for the Parrut Purchase, the Company paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023, and granted to Parrut 257,545 shares of our Common Stock, valued at $1,264,551 based on the acquisition date share price. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of Common Stock (the “Parrut Earn-Out Consideration”). As of December 31, 2021, the Company’s preliminary estimate of the fair value of the Parrut Earn-Out Consideration was $1,125,000. The Parrut Earn-Out Consideration is equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Cash	$10,702
Accounts receivable	17,720
Prepaid Assets	11,910
Intangible Assets	3,941,266
Goodwill	657,953
Total Purchase Price	$4,639,551

Pro Forma Information

The results of operations of Parrut will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Revenue	$23,017,512	$9,250,859
Net Loss	$(17,093,361)	$(17,940,402)
Loss per common share, basic and diluted	$(1.99)	$(9.20)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

Novo Asset Purchase

Effective August 27, 2021, the Company entered into and closed an Asset Purchase Agreement with the Novo Group, Inc. (the “Novo Group”), and certain individuals named therein. The Novo Group operates a recruitment services company for employers, providing talent, acquisition and other hiring solutions. The Company purchased substantially all of the assets of Novo Group (the “Novo Purchased Assets”). The Novo Purchased Assets include, among other assumed assets, certain contracts with Novo Group’s clients, permits owned, held and used by the Novo Group, intellectual property as well as tangible assets, and all of Novo Group’s accounts receivable (the “Novo Purchase”). Furthermore, the Company agreed to assume certain liabilities associated with the Novo Group business.

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (i) $1,337,500 in cash, (ii) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024, (iii) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (iv) 508,711 restricted shares of common stock valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of Common Stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners. The shares remain in escrow as of December 31, 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In addition to the Base Purchase Price, there is an earn-out that is tied to revenue of Novo Group from sales of its products and services over eight calendar quarters (the “Earn-Out Period”), with such Earn-Out Periods beginning on January 1, 2022 and ending on December 31, 2023. The Earn-Out Amount payable, if any, would equal to 5% of Novo Group’s revenue (“Earn-Out Amount”) for each applicable Earn-Out Period. The Company’s preliminary estimate at the acquisition date of the fair value of this consideration was $543,297.

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill.

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$762,000
Prepaid Assets	55,000
Intangible Assets	2,062,296
Goodwill	4,661,317
Assumed Liabilities	(423,188)
Total Purchase Price	$7,117,425

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Pro Forma Information

The results of operations of Novo Group will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Revenue	$26,306,444	$11,524,129
Net Loss	$(15,178,909)	$(17,653,881)
Loss per common share, basic and diluted	$(1.76)	$(9.06)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 15 - INCOME TAXES

The Company has, subject to limitation, approximately $28.7 million of net operating loss carryforwards (“NOL”) at December 31, 2021, of which approximately $7.1 million will expire at various dates through 2037 and approximately $21.6 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $3,272,000 and $2,029,000 for the years ended December 31, 2021 and 2020, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryover	$6,377	$3,972
Intangibles amortization	350	728
Stock compensation	1,717	-
Capital losses	19	4
Bad debt allowance	221	11
Other	(942)	16
Deferred revenue	241	(20)
Total deferred tax assets, net	7,983	4,711
Less: valuation allowance	(7,983)	(4,711)
Net deferred tax assets	$-	$-

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2021 and 2020 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(2.10)%	0.1%
Non-deductible items	3.26%	14.0%
True ups	(0.19)%	(5.1)%
Change in valuation allowance	20.03%	12.0%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 16 - SUBSEQUENT EVENTS

In February 2022, the Company paid off the total outstanding principal and interest of the two term loans in the amount of $45,853 (See Note 8).

Common Stock

On January 4, 2022, due to the vesting of RSUs, 76,175 common shares were issued to Evan Sohn, CEO.

On January 6, 2022, upon agreement with warrant holder, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants. The shares were valued at approximately $473,000 based on the stock price, while the exchanged warrants had a Black-Scholes value of approximately $321,000, resulting in  a loss on exchange of $152,000 which will be recorded in the first quarter of 2022.

On February 2, 2022, 7,500 common shares vested and were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

On February 14, 2022, 22,000 common shares vested and were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $47,520 in 2022 as the service period expired.

