Form 10-Q
period 2022-03-31
Recruiter.com Group, Inc.
filed 2022-05-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 11, 2022, the number of shares of the registrant’s common stock outstanding was 14,887,401.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$908,494	$2,584,062
Accounts receivable, net of allowance for doubtful accounts of $899,756 and $934,219, respectively	4,843,370	5,650,668
Accounts receivable - related parties	-	49,033
Prepaid expenses and other current assets	451,464	546,079

Total current assets	6,203,328	8,829,842

Property and equipment, net of accumulated depreciation of $3,271 and $2,982, respectively	192	481
Intangible assets, net	8,733,358	9,741,832
Goodwill	7,683,199	7,718,842

Total assets	$22,620,077	$26,290,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,194,323	$1,121,510
Accounts payable - related parties	39,335	163,672
Accrued expenses	1,147,544	1,285,339
Accrued compensation	883,937	1,551,162
Accrued interest	27,123	19,726
Contingent consideration for acquisitions	605,195	578,591
Deferred payroll taxes	81,728	81,728
Other liabilities	17,333	17,333
Loans payable - current portion	1,781,245	1,712,387
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	740,911	746,449

Total current liabilities	6,803,674	7,562,897

Loans payable - long term portion	2,089,512	2,637,875

Total liabilities	8,893,186	10,200,772

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	9	9
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,784,821 and 14,566,420 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,479	1,457
Shares to be issued, 587,945 shares as of March 31, 2022 and December 31, 2021	59	59
Additional paid-in capital	68,767,322	66,948,340
Accumulated deficit	(55,041,978)	(50,859,640)
Total stockholders' Equity	13,726,891	16,090,225

Total liabilities and stockholders' Equity	$22,620,077	$26,290,997

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue (including related party revenue of $0 and $970, respectively)	$6,868,653	$3,164,545
Cost of revenue (including related party costs of $0 and $205,261, respectively)	4,178,071	2,254,910

Gross Profit	2,690,582	909,635

Operating expenses:
Sales and marketing	118,756	57,543
Product development (including related party expense of $16,771 and $57,988, respectively)	593,386	70,660
Amortization of intangibles	1,008,473	159,173
General and administrative (including share-based compensation expense of $1,735,017 and $502,407, respectively, and related party expenses of $19,825 and $126,632, respectively)	5,095,704	2,545,905
Total operating expenses	6,816,319	2,833,281

Loss from Operations	(4,125,737)	(1,923,646)

Other income (expenses):
Interest expense (including related party interest of $0 and $12,273, respectively)	(67,415)	(1,427,588)
Initial derivative expense	-	(3,585,983)
Change in fair value of derivative liability	-	628,621
Forgiveness of debt income	-	24,925
Grant income	-	3,382
Other income	10,814	-
Net recognized gain (loss) on marketable securities	-	223
Total other income (expenses)	(56,601)	(4,356,420)

Loss before income taxes	(4,182,338)	(6,280,066)
Provision for income taxes	-	-
Net Loss	$(4,182,338)	$(6,280,066)

Net loss per common share – basic and diluted	$(0.28)	$(2.40)
Weighted average common shares – basic and diluted	14,760,254	2,614,923

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued for vested restricted stock units	-	-	-	-	-	-	105,675	11	-	-	(11)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	14,784,821	$1,479	587,945	$59	$68,767,322	$(55,041,978)	$13,726,891
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,201,604	$220	-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	175,421	18	15,591	113,036	1,271,786	-	1,384,840
Issuance of common shares for Upsider acquisition	-	-	-	-	-	-	-	-	271,153	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	71,485	7	-	-	199,396	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	372,266	37	-	-	(30)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	87,674	9	-	-	(7)	-	-
Net loss three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	2,910,075	$291	286,744	$2,248,367	$25,763,456	$(40,805,091)	$(12,792,852)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(4,182,338)	$(6,280,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008,763	159,461
Bad debt expense	18,500	16,963
Gain on forgiveness of debt	-	(24,925)
Equity based compensation expense	1,735,017	502,407
Recognized loss on marketable securities	-	(223)
Loan principal paid directly through grant	-	(2,992)
Amortization of debt discount and debt costs	-	1,309,212
Warrant modification expense	152,244	-
Initial derivative expense	-	3,585,983
Change in fair value of derivative liability	-	(628,621)
Change in fair value of earn-out liability	26,604	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	824,441	(854,522)
Decrease (increase) in accounts receivable - related parties	49,033	(3,259)
Decrease in prepaid expenses and other current assets	26,358	28,923
(Decrease) increase in accounts payable and accrued liabilities	(724,810)	643,270
(Decrease) increase in accounts payable and accrued liabilities - related parties	(124,337)	136,448
(Decrease) increase in deferred revenue	(5,538)	87,845
Net cash used in operating activities	(1,196,063)	(1,324,096)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash assumed	-	(249,983)
Net cash used in investing activities	-	(249,983)

Cash Flows From Financing Activities:
Proceeds from convertible notes, net	-	2,153,200
Repayments of notes	(479,505)	(5,767)
Repayments of sale of future revenues	-	(10,904)
Net cash (used in) provided by financing activities	(479,505)	2,136,529

Net (decrease) increase in cash	(1,675,568)	562,450
Cash, beginning of period	2,584,062	99,906

Cash, end of period	$908,494	$662,356

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$60,018	$63,746
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Purchase price measurement period adjustment to goodwill and accounts receivable	$35,643	$-
Original issue discount deducted from convertible note proceeds	$-	$342,554
Debt costs deducted from convertible note proceeds	$-	$334,800
Contingent consideration for acquisitions	$-	$1,974,377
Notes and accrued interest converted to common stock	$-	$285,939
Common stock issued/to be issued for asset acquisitions	$-	$3,520,171
Notes payable and accrued interest exchanged for debentures	$-	$252,430
Accrued compensation paid with common stock	$-	$16,425
Warrant derivative liability extinguished	$-	$373,070
Liabilities assumed in acquisition	$-	$108,500
Warrant derivative liability at inception recorded as debt discount	$-	$5,960,058

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Reincorporation and Reverse Stock Split

On June 18, 2021 the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021. Simultaneously with the reverse stock split, the Company reduced the authorized shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying unaudited condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect the effects of the reverse stock split.

The reincorporation did not result in any change in the corporate name, business, management, fiscal year, accounting, location of the principal executive office, or assets or liabilities of the Company.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, filed with the SEC on March 31, 2022. The December 31, 2021 balance sheet is derived from those statements.

In the opinion of management, these unaudited interim financial statements as of and for the three months ended March 31, 2022 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented). The results for three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period. All references to March 31, 2022 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits.  At March 31, 2022 and December 31, 2021, the Company had $352,744 and $1,667,798 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of March 31, 2022 and December 31, 2021. The Company had no cash equivalents during or at the end of either period.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when or as a performance obligation is satisfied.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our Platform allows our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2022 or December 31, 2021.

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

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended March 31,
	2022	2021
Recruiters on Demand	$4,205,985	$957,479
Consulting and staffing services	1,332,280	2,072,446
Software Subscriptions	696,685	-
Marketplace Solutions	329,453	94,654
Full time placement fees	304,250	39,966

Total revenue	$6,868,653	$3,164,545

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, deferred revenue amounted to $740,911 and $746,449 respectively. Deferred revenue as of March 31, 2022 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred March 31, 2022	Recognized Q2 2022	Recognized Q3 2022	Recognized Q4 2022	Recognized 2023
Recruiters on Demand	$125,174	$84,529	$40,645	$-	$-
Full-time Placement	$281,825	$259,325	$10,500	$12,000	$-
Software Subscriptions	$135,127	$135,122	$5	$-	$-
Marketplace Solutions	$198,785	$86,069	$82,894	$22,166	$7,656
TOTAL	$740,911	$565,045	$134,044	$34,166	$7,656

Revenue from international sources was approximately 5% and 3% for the three months ended March 31, 2022 and 2021, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $899,756 and $934,219 as of March 31, 2022 and December 31, 2021, respectively. Bad debt expense was $18,500 and $16,963 for the three-month periods ended March 31, 2022 and 2021, respectively.

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

Property and equipment depreciation expense for both the three months ended March 31, 2022 and 2021 was $289.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, for a total of 11%.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 12% for a total of 26%.

For the three months ended March 31, 2022 two customers accounted for 10% of more of total revenue, at 12% and 10%, for a total of 22%.

For the three months ended March 31, 2021, two customers accounted for 10% of more of total revenue, at 27% and 15%, for a total of 42%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our employees and principal shareholders is an employee of this firm and exerts control over this firm (see Note 12).

We were a party to a certain license agreement with Genesys, a related party firm (see Note 12). Pursuant to the license agreement the firm had granted us an exclusive license to use certain candidate matching software and render certain related services to us. The license agreement expired on March 31, 2022. The Company did not renew the license agreement.

We used a related party firm to provide certain employer of record services (see Note 12). As of December 31, 2021, we no longer use this firm for these services.

We had used a related party firm to provide certain recruiting services but have ended that relationship (see Note 12).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $118,756 and $57,543 for the three months ended March 31, 2022 and 2021, respectively and included in sales and marketing in the accompanying condensed consolidated statements of operations.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability is considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of March 31, 2022 and December 31, 2021, the earn-out liability account balance as reported in the balance sheets is $605,195 and $578,591, respectively. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company did not have investment in available for sale securities or warrant derivative liabilities at March 31, 2022. The tables below summarize the fair values of our financial assets and liabilities as of March 31, 2022 and December 31, 2021:

	Fair Value at March 31,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$605,195	$-	$-	$605,195

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$578,591	$-	$-	$578,591

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at December 31	$-	$11,537,997
Additions to derivative instruments	-	5,960,058
Reclassifications to equity upon modification or cancellation of warrants	-	(373,070)
(Gain) loss on change in fair value of derivative liability	-	(628,621)
Balance at March 31	$-	$16,496,364

 For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended March 31, 2022 and December 31, 2021:

Beginning balance, December 31, 2020	$-
Acquisitions and Settlements:
Novo Group Acquisition	543,297
Re-measurement adjustments:
Change in fair value of earn-out liability	35,294
Ending balance, December 31, 2021	578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Ending balance, March 31, 2022	$605,195

Significant unobservable inputs used in the earn-out fair value measurements of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	March 31, 2022	December 31, 2021

Fair value	$605,195	$578,591
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or (2) if the contingent consideration is classified as a liability, the changes in fair value and accretion costs are recognized in earnings. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates.

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in 2019, including customer contracts and intellectual property, acquired on September 30, 2019, the assets acquired from Scouted and Upsider during the first quarter of 2021 (see Note 13), the assets acquired from OneWire during the second quarter of 2021 (see Note 13), and the assets acquired from Parrut and Novo Group during the third quarter of 2021 (see Note 13). Amortization expense will be recorded on the straight-line basis over the estimated economic lives.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss, if any, on the marketable securities during the three months ended March 31, 2022 and 2021 has been included in a separate line item on the condensed consolidated statements of operations, Net Recognized Loss on Marketable Securities.

Software Costs

We capitalize certain software development costs incurred in connection with developing or obtaining software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalization ceases after the software is operational; however, certain upgrades and enhancements may be capitalized if they add functionality. Capitalized software costs include only (1) external direct costs of materials and services utilized in developing or obtaining software, (2) compensation and related benefits for employees who are directly associated with the software project and (3) interest costs incurred while developing internal-use software.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The Company’s derivative financial instruments consisted of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 (see Notes 8 and 10) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Note 10). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital. The entirety of our derivative financial instruments were eliminated in July 2021 upon conversion of certain outstanding warrants to common stock and agreement by investors to modify certain warrants to eliminate the feature creating the derivative liability in the remaining outstanding warrants (see Note 10).

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

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and our Platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 9,598,452 and 10,972,237 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, because their effects would have been anti-dilutive.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

	Three	Three
	Months ended	Months ended
	March 31,	March 31,
	2022	2021
Options	2,794,319	875,303
Stock awards	148,500	221,600
Warrants	6,569,633	2,318,737
Convertible notes	-	1,440,202
Convertible preferred stock	86,000	6,116,395
	9,598,452	10,972,237

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The adoption of ASU 2021-04 did not have a material impact on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s condensed consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that there was substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. This determination was based on the following factors: (1) the Company used cash of approximately $1.2 million in operations during the three months ended March 31, 2022 (2) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (3) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (4) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

The Company expects but cannot guarantee that demand for its recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which management believes will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid shares issued for services	$169,125	$237,382
Prepaid expenses	206,127	175,263
Prepaid insurance	49,564	111,040
Other receivables	26,648	22,394
Prepaid expenses and other current assets	$451,464	$546,079

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of March 31, 2022 and December 31, 2021 were $42,720 for both periods and accumulated unrealized losses were $42,720 as of March 31, 2022 and December 31, 2021, respectively. The fair market value of available for sale marketable securities was $0 as of March 31, 2022 and December 31, 2021, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00.

Net recognized gains on equity investments were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net realized gains (losses) on investment sold	$-	$-
Net unrealized gains on investments still held	-	223

Total	$-	$223

The reconciliation of the investment in marketable securities is as follows for the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Balance - December 31	$-	$1,424
Additions	-	-
Proceeds on sales of securities	-	-
Recognized gain (loss)	-	223
Balance - March 31	$-	$1,647

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions is $6,696,209 while the 2019 acquisition was $3,517,315. The Company performed a goodwill impairment test as of March 31, 2022 using market data and discounted cash flow analysis and determined goodwill was not impaired at March 31, 2022. The Company performed a goodwill impairment test in 2021 using market data and discounted cash flow analysis. Based on that test, we determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was impaired in the amount of $2,530,325 during 2021.

The changes in the carrying amount of goodwill for the periods ended March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Carrying value - January 1	$7,718,842	$3,517,315
Goodwill acquired during the year	-	6,731,852
	7,718,842	10,249,167
Purchase price measurement period adjustments	(35,643)	-
Impairment losses	-	(2,530,325)
Carrying value – end of period	$7,683,199	$7,718,842

Intangible Assets

During 2021, we acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions described in Note 13. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and preliminary valuations of the assets acquired and, accordingly, the estimated fair values of these intangible assets are provisional pending the final valuations which will not exceed one year in accordance with ASC 805. Prior to 2021, we had acquired approximately $2.0 million in intangible assets.

Intangible assets are summarized as follows:

	March 31, 2022	December 31, 2021
Customer contracts	$8,093,787	$8,093,787
License	5,512,399	5,512,399
Domains	40,862	40,862
	13,647,048	13,647,048
Less accumulated amortization	(4,913,690)	(3,905,216)
Carrying value	$8,733,358	$9,741,832

Amortization expense of intangible assets was $1,008,473 and $159,173 for the three months ended March 31, 2022 and 2021, respectively, related to the intangible assets acquired in business combinations. Approximate future amortization of intangible assets is expected to be as follows: 2022 (remainder of year), $2,569,352; 2023, $3,418,651; 2024 $1,650,353; 2025, $776,867; 2026, $293,001; and thereafter, $25,134. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

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

NOTE 7 - LOANS PAYABLE

Term Loans

We have outstanding balances of $0 and $50,431 pursuant to two term loans, respectively, as of March 31, 2022 and December 31, 2021, respectively. The loans originated in 2013 and 2018, respectively. The loans had variable interest rates, with rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

One of the term loans was a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA paid the loan for the months of February and March 2021 totaling $3,382 which has been recorded as grant income on the unaudited condensed consolidation statement of operations.

Our Chief Operating Officer, who is also a shareholder, had personally guaranteed the loans described above.

We paid off the outstanding balance of both loans in February 2022 and no longer have any obligation related to such notes.

Paycheck Protection Program Loan

During April and May 2020 the Company, through its four subsidiaries, received an aggregate of $398,545 in loans proceeds borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expected to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6-month deferral period for payments. We have applied for forgiveness for all loans. As of December 31, 2020, $373,795 of loans have been forgiven. We have classified the remaining balance of $24,750 as long term at December 31, 2020. We recorded forgiveness of debt income of $376,177 for the $373,795 of principal and $2,382 of related accrued interest forgiven in 2020.

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. We recorded forgiveness of debt income of $24,925 for the $24,750 of principal and $175 of related accrued interest forgiven.

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest (see Note 14).

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 13). The note has a term of 24 months, bears interest at 6%, and matures on July 1, 2023. The note requires monthly payments of $77,561.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 13). The note originally had a term of 30 months, bore interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and  $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to the employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 30, 2023 (See Note 14). The reduction in the promissory note will be accounted for as forgiveness of debt income on the condensed consolidated statement of operations in the second quarter of 2022.

The status of the loans payable as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Term loan(s)	$-	$50,431
Promissory notes	3,870,757	4,299,831
Total loans payable	3,870,757	4,350,262
Less current portion	(1,781,245)	(1,712,387)
Non-current portion	$2,089,512	$2,637,875

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2022 (remainder of year)	$1,251,462
2023	2,161,510
2024	457,785
Total minimum principal payments	$3,870,757

NOTE 8 - CONVERTIBLE NOTES PAYABLE

2020 Debentures:

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share. The number of placement agent warrants issued was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

The Debentures matured on May 28, 2021, subject to a nine-month extension at the Company’s option which was taken and the Company incurred $253,767 of penalty which is included in interest expense on the consolidated statements of operations. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Note 10).

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

Amortization expense was $366,359 for the three months ended March 31, 2021.

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

As of December 31, 2021, the Debentures are no longer in effect. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Notes 9 and 10).

2021 Debentures:

During January 2021, we entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “Purchase Agreements”), with twenty accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, we agreed to sell to the Purchasers a total of (1) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (2) 699,750 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. We received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the Debentures of $93,530. We also agreed to issue to the placement agent, as additional compensation, warrants exercisable in to 139,950 shares of our common stock, exercisable at $5.00 per share (the “PA Warrants”). The number of shares issuable under the placement agent warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The Debentures were scheduled to mature in January 2022 on the one-year anniversary, subject to a nine-month extension at our option. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures were convertible into shares of our common stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures were subject to mandatory conversion in the event we closed an equity offering of at least $5,000,000 resulting in the listing of our common stock on a national securities exchange. The Debentures ranked senior to all of our existing and future indebtedness and that of our subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition, the Debentures ranked pari-passu with, and amounts owing thereunder would be paid concurrently with, payments owing pursuant to and in connection with our offering of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures due May 28, 2021 consummated in May and September 2020 in the aggregate principal amount of $2,953,125. We were entitled to prepay the Debentures at any time at a premium as provided for therein.  On July 2, 2021, the 2021 Debentures were exchanged for common stock and warrants (See Notes 9 and 10, respectively) and the 2021 debentures are no longer in effect.

The Warrants are exercisable for three years from the dates of the Purchase Agreements at an exercise price of $5.00 per share, subject to certain adjustments.

Our obligations under the Purchase Agreement and the Debentures were secured by a first priority lien on all of our assets and that of our subsidiaries pursuant to Security Agreements, dated January 5, 2021 and January 20, 2021 (the “Security Agreements”) by and among us, our wholly-owned subsidiaries, and the Purchasers, subject to certain existing senior liens. Our obligations under the Debentures were guaranteed by our subsidiaries.

The Purchase Agreement contained customary representations, warranties and covenants, including, among other things and subject to certain exceptions, covenants that restricted our ability and that of our subsidiaries, without the prior written consent of the Debenture holders, to incur additional indebtedness, including further advances under a certain preexisting secured loan, and repay outstanding indebtedness, create or permit liens on assets, repurchase stock, pay dividends or enter into transactions with affiliates. The Debentures contained customary events of default, including, but not limited to, failure to observe covenants under the Debentures, defaults on other specified indebtedness, loss of admission to trading on OTCQB or another applicable trading market, and occurrence of certain change of control events. Upon the occurrence of an event of default, an amount equal to 130% of the principal, accrued but unpaid interest, and other amounts owing under each Debenture would have immediately come due and payable at the election of each Purchaser, and all amounts due under the Debentures would bear interest at an increased rate.

Pursuant to the Purchase Agreement, the Purchasers had certain participation rights in our future equity offerings or those of our subsidiaries after the closing, subject to customary exceptions. The Debentures and the Warrants also contained certain price protection provisions providing for adjustment of the number of shares of our common stock issuable upon conversion of the Debentures and/or exercise of the Warrants and the conversion or exercise price in case of future dilutive offerings.

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus a Warrant exercisable into 70,996 shares of our common stock.

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 10). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $0 and $255,793 for the three months ended March 31, 2022 and 2021, respectively. Unamortized debt costs of $679,276 were charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 9) and were $0 at December 31, 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of 1,454,097 at fair value for the warrants issued with the debt (see Note 10). The discount is being amortized over the life of the notes. Amortization expense was $0 and $351,207 for the three months ended March 31, 2022 and 2021, respectively. Unamortized debt discount of $987,666 was charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 9) and was $0 at December 31, 2021.

On July 2, 2021, the 2021 debentures were exchanged for common stock and warrants (See Notes 9 and 10) and the 2021 debentures are no longer in effect.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the three months ended March 31, 2022.

Our Series E preferred stock is the only class of our preferred stock that is currently outstanding.  Series E preferred stock has a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%, into common stock based on the stated value per share divided by $4.00 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the Certificate of Designation for such series occurs, we shall pay, within three days, to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2021 the Company had 14,784,821 and 14,566,420 shares of common stock outstanding, respectively.

Shares issued upon exchange of common stock warrants

On January 6, 2022, upon agreement with a warrant holder, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants. The shares were valued at approximately $473,000 based on the stock price, while the exchanged warrants had a Black-Scholes value of approximately $321,000, resulting in a loss on exchange of $152,244.

Reverse Stock Split

On June 18, 2021 the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021. Simultaneously with the reverse stock split, the Company reduced the authorized shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect the effects of the reverse stock split.

Shares granted for services

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 during each of the three months ended March 31, 2022 and 2021. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. 76,175 shares from those RSUs have been issued during the three months ended March 31, 2022.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

On February 2, 2022, 7,500 RSUs vested and 7,500 were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

During the three months ended March 31, 2022, 32,000 RSUs were granted to vendors for services. 22,000 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 10,000 were issued in May 2022. The total 32,000 RSUs were valued at $93,120 and were expensed as of March 31, 2022 based on the service period in the contract.

Total expense for RSUs for the three months ended March 31, 2022 was $268,956.

Restricted stock grant activity for the period ended March 31, 2022 is as follows:

Stock Awards
Outstanding at December 31, 2020	221,600
Granted	158,790
Vested	(151,290)
Vested and issuable	(83,100)
Forfeited or cancelled	-
Outstanding at December 31, 2021	146,000
Granted	32,000
Vested and issued	(29,500)
Forfeited or cancelled	-
Outstanding at March 31, 2022	148,500

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

On January 6, 2022, the Company granted to a consultant a total of  20,000 options to purchase common stock, exercisable at $2.64 per share, under the terms of the 2021 Equity Incentive Plan (the "2021 Plan"). The options have a term of five years. The options vested 50% at March 3, 2022 and 50% on April 3, 2022.

On January 10, 2022, the Company granted to a director a total of 15,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On January 19, 2022, the Company granted to a director a total of 15,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

On January 20, 2022, the Company granted to directors a total of 60,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On March 11, 2022, the Company granted to employees a total of 52,500 options to purchase common stock, exercisable between $2.87 and $2.95 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on June 11, 2022.

The fair values of stock options granted during the three months ended March 31, 2022 were estimated using Black-Sholes option-pricing model with the following assumptions:

March 31, 2022
Risk-free interest rates	1.15%
Expected life (in years)	5.00
Expected volatility	286%
Dividend yield	-

During the three months ended March 31, 2022 and 2021, we recorded $1,397,804 and $353,570 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of March 31, 2022, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,671,177	3.89	2.71	53,670
Granted	162,500	2.60	-	-
Exercised	-	-	-	-
Expired or cancelled	(39,358)	3.67	-	-
Outstanding at March 31, 2022	2,794,319	4.06	3.99	103,340
Exercisable at March 31, 2022	454,017	-	3.50	74,040

As of March 31, 2022, there was approximately $6,063,144 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2022, $3,291,946; 2023, $1,571,842; 2024, $677,765; 2025, $515,321; and 2026, $6,270. The intrinsic value of options outstanding is $103,340 at March 31, 2022 and the intrinsic value of options exercisable is $74,040 at March 31, 2022.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Warrants

On January 6, 2022, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants (See Note 9).

Warrants Recorded as Derivative Liabilities

Series D Preferred Stock Warrants

The Company identified embedded features in the warrants issued with Series D Preferred Stock in 2019 and 2020 which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as a liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

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

Convertible Debenture Warrants and Placement Agent Warrants

The Company identified embedded features in the warrants issued with the convertible debt and the placement agent warrants in 2020 and 2021 (see Note 8) and which caused the warrants to be classified as a derivative liability. These embedded features included the right for the holders to request for the Company to cash settle the warrants to the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction, as defined in the warrant instrument. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

As of the issuance date of the 2021 Debenture warrants, the Company determined a fair value of $5,040,080 for the 770,746 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% - 0.19%, an expected term of 3 years, an expected volatility of 215% - 216% and a 0% dividend yield. Of this amount, $1,454,097 was recorded as debt discount (see Note 8) and $3,585,983 was charged to expense as initial derivative expense.

As of the issuance date of the 2021 placement agent warrants, the Company determined a fair value of $919,979 for the 139,950 warrants. The fair value of the warrants was determined using the Black-Scholes Model based on a risk-free interest rate of 0.17% -0.19%, an expected term of 3 years, an expected volatility of 215% and a 0% dividend yield. The value of $919,979 has been recorded as a debt discount for debt cost (see Note 8). In July 2021, we amended the debenture agreement and reduced the number shares to be received upon exercise by the placement agent warrants from 139,950 to 36,364.

During the three months ended March 31, 2021, the Company recorded other income of $150,326, respectively, related to the change in the fair value of the derivative. As a result of amendments to the 2020 and 2021 debenture warrants and placement agent warrants on July 2, 2021, the derivative feature of the warrants was eliminated and $7,405,224 of derivative liability was reclassified to paid in capital.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The number of placement agent warrants issued in 2020 and 2021 was reduced in July 2021, from 287,606 to 72,728, and the exercise price was increased to $6.25.

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2021	6,682,359	$3.67
Issued	-
Cancelled pursuant to modification	-	-
Exchanged for common stock	(112,726)	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2022	6,569,633	4.92

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at March 31, 2022. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on-demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000.  On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling.  Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. The Company’s outside council has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Investor Relations

Claims related to investor relations arose during the third quarter of 2021 for which we had accrued $250,000. In October 2021, the Company made a total investor relations payment of $253,505 with two shareholders regarding claims that they were owed securities pursuant to existing agreements. The agreement was reached prior to any lawsuits being filed with a court.

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiter on Demand service agreements and software subscriptions with us. Due to the variability in the terms of the agreement, the transactions will be recognized on a cash basis. No such transactions occurred during the year ending December 31, 2021. We had revenue of $214,247 in the first quarter of 2022 related to this agreement.

Leases

On September 30, 2019, the Company entered into a sublease with a related party (see Note 12) for our former corporate headquarters. The sublease originally expired in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continued at that rate for the remainder of the lease. In July 2021, we cancelled the remaining term of the lease with no future payments remaining (see Note 12).

COVID-19 Uncertainty:

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak became increasingly widespread in the United States, including in each of the areas in which we operate. While to date, we have not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We previously reduced certain billing rates to respond to the economic climate, however, those billing rates have returned to normal. Demand for recruiting solutions and our Platform improved in 2022 versus 2021.  The COVID-19 pandemic has been characterized by rises and falls of case numbers due to unforeseen factors and variants of concern and consequently has had varying amounts of impact on our operations and financial prospects. The extent to which the COVID-19 pandemic will impact operations, ability to obtain financing or future financial results is uncertain at this time.

We expect but cannot guarantee that demand for our recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning us for a rebound in hiring which management believes will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. We continue to closely monitor the confidence of our recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 and $13,500 during the three months ended March 31, 2022 and 2021, respectively. The term of the consulting agreement was completed in March 2021. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This ws an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Expenses to this firm were $16,771 and $57,988 for the three months ended March 31, 2022 and 2021, respectively. These expenses are included in product development expense in our condensed consolidated statements of operations.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended March 31, 2022 and 2021, we charged to operating expenses $19,825 and $40,114 for services provided by Opptly. As of August 6, 2021 we had paid off all remaining payables to Opptly due at that time and amended our agreement. We will continue with the License Agreement but have cancelled the sales subscription and services agreements. There could be other fees that will be owed as incurred, based on communication overages.The license agreement expired on March 31, 2022 and will not be renewed. As of March 31, 2022  and December 31, 2021, the Company owes Genesys $39,335 and $22,810, respectively, in payables.

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $0 and $35,232 for the three months ended March 31, 2022 and 2021, respectively. EOR costs related to customers processed by Icon Canada was $0 and $32,944 for the three months ended March 31, 2022 and 2021, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of March 31 2022 and December 31, 2021, the Company owes Icon $0 and $163,672, respectively, in payables and Icon owes $0 and $49,033, respectively, to the Company. During the three months ended March 31, 2022 and 2021, we charged to cost of revenue $0 and $154,572, respectively, related to services provided by Icon as our employer of record. During the three months ended March 31, 2022 and 2021, we charged to operating expenses $0 and $73,018, respectively, related to management fees, rent and other administrative expense. During the three months ended March 31, 2022 and 2021, we charged to interest expense $0 and $12,273, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2021, Icon will no longer provide EOR services. In January 2022, a payment of $118,534 was made by the Company to Icon to satisfy the remaining amount owed, net of the amount owed by Icon to the Company.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

We also recorded placement revenue from Icon of $0 and $970 during the three months ended March 31, 2022 and 2021, respectively.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during the three months ended March 31, 2021. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the three months ended March 31, 2022 and no balance owed as of March 31, 2022.

NOTE 13 - BUSINESS COMBINATIONS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

As consideration for the Parrut Purchase, the Company paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023, and granted to Parrut 257,545 shares of our common stock, valued at $1,264,551 based on the acquisition date share price. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of  issued shares of our common stock (the “Parrut Earn-Out Consideration”). As of December 31, 2021, the Company’s preliminary estimate of the fair value of the Parrut Earn-Out Consideration was $1,125,000. The Parrut Earn-Out Consideration is equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

Novo Asset Purchase

Effective August 27, 2021, the Company entered into and closed an Asset Purchase Agreement (“Novo Asset Purchase Agreement”) with the Novo Group, Inc. (the “Novo Group”), and certain individuals named therein. The Novo Group operates a recruitment services company for employers, providing talent, acquisition and other hiring solutions. The Company purchased substantially all of the assets of Novo Group (the “Novo Purchased Assets”). The Novo Purchased Assets include, among other assumed assets, certain contracts with Novo Group’s clients, permits owned, held and used by the Novo Group, intellectual property as well as tangible assets, and all of Novo Group’s accounts receivable (the “Novo Purchase”). Furthermore, the Company agreed to assume certain liabilities associated with the Novo Group business.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (1) $1,337,500 in cash, (2) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024 (the "Novo Note"), (3) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (4) 508,711 restricted shares of common stock valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of common stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners. The shares remain in escrow as of March 31, 2022.

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

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill. During the three months ended March 31, 2022, a measurement period adjustment was recorded resulting in an increase in accounts receivable of $35,643 and corresponding reduction in goodwill.

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$797,643
Prepaid Assets	55,000
Intangible Assets	2,062,296
Goodwill	4,625,674
Assumed Liabilities	(423,188)
Total Purchase Price	$7,117,425

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 14 - SUBSEQUENT EVENTS

Novo Agreement

On April 1, 2022, we entered into that certain Novo Adjusted Agreement (the “Agreement”) with Novo Group and Michael Harris in his capacity as seller’s representative, that had the effect of amending the Novo Asset Purchase Agreement and the Novo Note. A legend was affixed to the Novo Note stating that the Novo Note was subject to the terms of the Agreement. Under the Novo Asset Purchase Agreement, we owed an original principal amount to Novo Group of $3,000,000. Under the terms of the Agreement, the original principal amount due to Novo Group was reduced by $600,000 from $3,000,000 to $2,400,000 due to the employee turnover that occurred following the acquisition. Pursuant to the Agreement, the post-closing working capital adjustment amount of $52,117 due from us was forgiven and no additional amount is or will become due from the us as final excess with respect to the final closing working capital. The reduction in the amounts owed to Novo Group will be accounted for as a gain on the forgiveness of debt on the condensed consolidated statement of operations.

Pursuant to the Agreement, the Earn-Out provision of the Asset Purchase Agreement is of no further force and effect, and consequently no further Earn-Out Payment would be earned by Novo Group or paid by us. The parties further agreed to an updated amortization schedule attached to the Agreement.

The Novo Note will be paid monthly through November 30, 2023 in accordance with the updated amortization schedule attached to the Agreement. If we pay a separate lump sum pre-payment of $1,250,000 or more (“Pre-Payment”) on or before June 1, 2022, Novo Group will, if we request, allow us to subordinate the indebtedness under the Novo Note to that of a senior lender so long as we continue monthly payments on the remaining note balance (including interest), in amounts no less than the amounts set forth in the amortization schedule. 76,277 escrow shares were released to Novo Group upon execution of the Agreement. The release of remaining escrow shares to each party is tied to the timing of the Pre-Payment. If we make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to us and cancelled. If the full balance is paid off on or before August 1, 2022, 25,901 escrow shares will be released to us and cancelled. Conversely, if we do not make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to Novo Group. If the full balance is not paid on or before the August 1, 2022 payoff date, 25,901 escrow shares will be released to Novo Group. In addition, if we do not pay off the Novo Note on or before December 31, 2022, we shall issue 25,000 shares of our common stock to Novo Group.

Common Stock

On April 29, 2022, 66,325 RSUs vested and shares of our common stock were issued to vendors for services related to agreements executed in 2022.

In May 2022, the Company issued 36,255 shares of the Company’s common stock to a consultant pursuant to a services agreement.

Factoring Agreement

We entered into a factoring agreement with CSNK Working Capital Finance Corp. d/b/a Bay View Funding, a subsidiary of Heritage Bank of Commerce (the “Buyer”), effective April 27, 2022 (the “Factoring Agreement”), for the purpose of factoring our trade accounts receivable with recourse. The proceeds of the factoring will be used to fund the our general working capital needs. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance.

Pursuant to the Factoring Agreement, we will sell certain trade accounts receivable to the Buyer. We will be charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 3.25% due on the first day of each month. We will also be charged a factoring fee of 0.5735% of the gross face value of any trade accounts receivables for the first 30 days from when the trade accounts receivable is purchased and 0.30% for each fifteen days afterward.

We may receive advances of up to 85% of the amount of eligible trade accounts receivable. Advances outstanding shall not exceed the lesser of $3,000,000 or an amount equal to the sum of all undisputed purchased trade accounts receivable multiplied by 85%, less any reserved funds.

Promissory Notes Payable

On April 27, 2022, the Company paid off its $250,000 promissory note and related accrued interest of $29,260 for a total of $279,260 (See note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

For purposes of this Quarterly Report, “Recruiter.com,” “we,” “our,” “us,” or similar references refers to Recruiter.com Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overview

We are a holding company that operates an on-demand recruiting platform digitally transforming the $136 billion dollar recruiting and staffing industry.  We offer recruiting software and services through an online, AI-powered sourcing platform (the “Platform”) and network of on-demand recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

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

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our Platform allows our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

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

41

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

•

Marketplace: Our “Marketplace” category comprises services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our Platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, we categorize all online advertising and affiliate marketing revenue as Marketplace.

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

We expect but cannot guarantee that demand for its recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning us for a rebound in hiring which we believe will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. We continue to closely monitor the confidence of our recruiter users and customers, and their respective job requirement load through offline discussions and our Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

Quarter Overview

During the three months ended March 31, 2022, we focused on the continued development of its innovative technology and our Platform’s offerings, expanding its sales and marketing teams and processes, driving interest and registrations from recruiters, and implementing new financial systems and practices. Our management also continually improved its public relations outreach efforts and worked to successfully integrate the staff and assets from its multiple acquisitions.

Overall, we continued our shift toward software and on-demand recruiting, re-orienting toward high margin, scalable business.

Our key highlights during the three months ended March 31, 2022, include the following:

Select Achievements:

•	Awarded a trademark registration (Reg. No. 6,565,232) from the U.S. Trademark Office for the word-mark "Recruiter.com.";

•

Received recognition for our career communities with Mediabistro being named one of the best websites for hiring niche employees by TechRadar and Scouted being named one of the best job search websites of 2022 by Balance Careers; and

•

Presented at a number of conferences including Talent Acquisition Week and the Metropolitan Milwaukee Association of Commerce Talent Solutions Event; received media coverage including monthly features on CNBC, and print coverage in top tier sites including Forbes, TechCrunch, ABC and SHRM.

Since March 31, 2022, our key highlights include the following:

•	Selected by Deel, a platform that streamlines worldwide compliance and payments for international teams, to join their exclusive new Talent Marketplace; and

•	Launched a new cryptocurrency career community platform to address the burgeoning crypto hiring market that has been rapidly growing with demand.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

Revenue

We had revenue of $6.9 million for the three-month period ended March 31, 2022, as compared to $3.2 million for the three-month period ended March 31, 2021, representing an increase of $3.7 million or 116%. This increase resulted primarily from an increase in our Recruiters on Demand business of $3.2 million or 339% due to significant growth in new customers as well as contributions from acquisitions. Additionally, we launched a new product in 2021, Software Subscriptions, which contributed $697 thousand of revenue in 2022 compared to $41 thousand in 2021. We also had an increase in Permanent Placement fees of $264 thousand or 661% from increased demand for services to support client hiring needs. We also had an increase in our Marketplace Solutions revenue of $276k or 514% from contributions from recent acquisitions as well as growth in new customers. Growth was offset by a decrease in our Consulting and Staffing business of $740 thousand or 36% as we shifted focus from this area of our business to the higher margin, faster growing areas. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $4.2 million for the three-month period ended March 31, 2022, which included related party costs of $0, compared to $2.3 million for the corresponding three-month period in 2021, which included related party costs of $205 thousand, representing an increase of $1.9 million or 83%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended March 31, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended March 31, 2022 was $2.7 million, producing a gross profit margin of 39.2%. Our gross profit for the corresponding 2021 three-month period was $910 thousand, producing a gross profit margin of 28.7%. The increase in the gross profit margin from 2021 to 2022 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $6.8 million for the three-month period ended March 31, 2022 compared to $2.8 million for the corresponding three-month period in 2021, an increase of $3.9 million or 139%. This increase was primarily due to higher sales and marketing, product development, and general and administrative expense, and higher amortization of intangibles expense to $1.0 million from $159 thousand.

Sales and Marketing

Our sales and marketing expense for the three-month period ended March 31, 2022 was $119 thousand compared to $57 thousand for the corresponding three-month period in 2021, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended March 31, 2022 increased to $593 thousand from $71 thousand for the corresponding period in 2021. This increase is attributable to new personnel from our recent acquisitions as well as the timing of launching new development projects. The product development expense included $17 thousand and $61 thousand for the three months ended March 31, 2022 and 2021, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the three-month period ended March 31, 2022, we incurred a non-cash amortization charge of $1.0 million as compared to $159 thousand for the corresponding period in 2021. The amortization expense in 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group. The amortization expense in the applicable period of 2021 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division) and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, which is now fully depreciated.

General and Administrative

General and administrative expense for the three-month period ended March 31, 2022 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended March 31, 2022, our general and administrative expense was $5.1 million, including $1.7 million of non-cash stock-based compensation. In 2021, for the corresponding period, our general and administrative expense was $2.5 million, including $502 thousand of non-cash stock-based compensation. This increase is attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the three-month period ended March 31, 2022 was an expense of $57 thousand compared to an expense of $4.4 million in the corresponding 2021 period. The primary reason for the decrease in expense of $4.3 million is due to a reduction in interest expense of $1.4 million and no initial derivative expense versus $3.6 million in the applicable three month period, offset by a decrease in the change in fair value of derivative liability of $629 thousand in the applicable three month period.

Net Income (Loss)

For the three-months ended March 31, 2022, we had a net loss of $4.2 million compared to a net loss of $6.3 million during the corresponding three-month period in 2021.

Non-GAAP Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives, to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between us and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended March 31,
	2022	2021

Net Income (loss)	$(4,182,338)	$(6,280,066)
Interest expense and finance cost, net	67,415	1,427,588
Depreciation & amortization	1,008,763	159,461
EBITDA (loss)	(3,106,160)	(4,693,017)
Bad debt expense	18,500	16,963
Forgiveness of debt income	-	(24,925)
Initial derivative expense	-	3,585,983
Gain on change in fair value of derivative	-	(628,621)
Stock-based compensation	1,735,017	502,407
Accrued stock-based compensation	-	152,500
Adjusted EBITDA (Loss)	$(1,352,643)	$(1,088,710)

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $1.2 million, compared to net cash used in operating activities of $1.3 million for the corresponding three-month period in 2021. For the three months ended March 31, 2022, net loss was $4.2 million. Net loss includes non-cash items of depreciation and amortization expense of $1.0 million, bad debt expense of $19 thousand, warrant modification expense of $152 thousand, equity-based compensation expense of $1.7 million, and a positive change in fair value of earn-out liability of $27 thousand.  Changes in operating assets and liabilities include primarily the following: accounts receivable (including related party) decreased by $873 thousand and prepaid expenses and other current assets decreased by $26 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $855 thousand.

For the three months ended March 31, 2021, net loss was $6.3 million. Net loss includes non-cash items of depreciation and amortization expense of $159 thousand, bad debt expense of $17 thousand, equity based compensation expense of $502 thousand, recognized loss on marketable securities of $223, loan principal paid directly through grant of $3 thousand, amortization of debt discount and debt costs of $1.3 million, initial derivative expense of $3.6 million, and a negative change in fair value of derivative liability of $629 thousand.

Changes in operating assets and liabilities include primarily the following: accounts receivable and prepaid expenses together increased by $829 thousand. Accounts payable, accrued liabilities, other liabilities and deferred revenue in total increased by $867 thousand.

For the three months ended March 31, 2022, net cash used in investing activities was $0 compared to $250 thousand of cash used in investing activities in the three months ended March 31, 2021, which resulted primarily from acquisitions.

For the three months ended March 31, 2022, net cash used in financing activities was $480 thousand. The principal factor was $480 thousand from the payments of notes. In the 2021 period, financing activities provided $2.1 million. The principal factors were $2,153,200 from the sale of convertible notes, net of original issue discounts and offering costs.

Based on cash on hand as of May 12, 2022 of approximately $998,000, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the quarter ended March 31, 2022, we recorded a net loss of $4.2 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

To date, equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. Effective April 27, 2022, we entered into a factoring agreement (the “Factoring Agreement”) with a buyer for the purpose of factoring our trade accounts receivable, as further described in Note 14 to our condensed consolidated financial statements.

Financing Arrangements

Term Loans

We have outstanding balances of $0 and $50,431 pursuant to two term loans, respectively, as of March 31, 2022 and December 31, 2021, respectively. The loans originated in 2013 and 2018, respectively. The loans had variable interest rates, with rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

We have paid off the outstanding balance of both loans in February 2022 and no longer have any obligation related to such notes.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven.

Common Stock Offering

We closed an underwritten public offering pursuant to a Registration Statement on Form S-1, as amended, on July 2, 2021, which was declared effective by the SEC on June 29, 2021. The gross proceeds to us from the underwritten public offering, before deducting underwriting discount, the underwriters’ fees and expenses and our estimated underwritten public offering expenses, were $13.8 million.

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

On January 20, 2021, we entered into a Securities Purchase Agreement, (the “Follow-on Purchase Agreement”) with eighteen accredited investors (the “Follow-on Purchasers”). Pursuant to the Follow-on Purchase Agreement, we agreed to sell to the Follow-on Purchasers a total of (i) $2,236,500 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Follow-on Debentures”), and (ii) 557,926 common stock purchase warrants, which represents 100% warrant coverage. Gunnar acted as placement agent for the offering of the Follow-on Debentures.

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

Promissory Notes Payable

 We received $250,000 in proceeds from an institutional investor pursuant to a promissory note issued on May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. This note and all accrued interest was paid off in April 2022.

We issued a promissory note in the original principal amount of $1.75 million pursuant to the Parrut acquisition agreement dated July 7, 2021. The note amortizes over 24 months, bears interest at 6% and matures on July 1, 2023.

We issued a promissory note in the original principal amount of $3.0 million pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note amortized over 30 months, bears interest at 6% and was scheduled to mature on February 1, 2024.  In April 2022, we entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and extended the maturity date to November 30, 2023.

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

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our Platform allows our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

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

51

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

Software subscription revenues are recognized over the term of the subscription for access to services and/or our Platform. Revenue is recognized monthly over the subscription term. Talent effectiveness subscription revenues are recognized over the term of the subscription when services are provided. Any payments received prior to the time passing to provide the subscription services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and on-demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

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

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to us except as disclosed below.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this ASU would have on our consolidated financial statements.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of March 31, 2022.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of March 31, 2022, management has determined that, as of that date, there were still other material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of March 31, 2022.

We anticipate that, prior to December 31, 2022, we will be able to hire a sufficient number of employees to remediate the material weakness identified in the previous paragraph.

Changes in Internal Control over Financial Reporting

We have worked to establish all the checks and balances needed for all financial areas of our business. We hired a consultant in mid-2020 to establish best practices and help us document and implement these. This consultant is a CPA and has a significant background in running the accounting and budgeting process for public companies. We began adopting these best practices during the fourth quarter of 2020. We retained an outsourced firm with a panel of CPA consultants in 2021 to assist in building internal controls and preparing financial reports. We hired a CPA as VP of Finance in March of 2022 to develop and lead best in class financial and accounting practices including planning, analysis and forecasting as well as manage all financial processes.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except for the BKR lawsuit and related counterclaim described under Note 11 to our unaudited condensed consolidated financial statements, as of the date of this filing, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued upon exchange of common stock warrants

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

Shares issued for Services

On February 2, 2022, 7,500 common shares vested and were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

In February 2022, we issued 22,000 shares to a vendor for services valued at $47,520.

During the three months ended March 31, 2022, 76,175 shares have been issued to our CEO in connection with his employment agreement.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
10.1#	Novo Adjusted Agreement, dated April 1, 2022, by and among the Company, Novo Group, Inc., and Michael Harris	8-K	4/7/22	10.1
10.2	Factoring Agreement, effective April 27, 2022, by	8-K	5/2/22	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Furnished*
32.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

______________

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

Dated: May 16, 2022	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

