Form 10-Q
period 2022-06-30
Recruiter.com Group, Inc.
filed 2022-08-15
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

_____________________________________________________________

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

As of August 11, 2022, the number of shares of the registrant’s common stock outstanding was 14,851,146.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$1,713,660	$2,584,062
Accounts receivable, net of allowance for doubtful accounts of $1,184,809 and $934,219, respectively	4,261,232	5,650,668
Accounts receivable - related parties	-	49,033
Prepaid expenses and other current assets	393,211	546,079

Total current assets	6,368,103	8,829,842

Property and equipment, net of accumulated depreciation of $3,463 and $2,982, respectively	-	481
Intangible assets, net	8,579,904	9,741,832
Goodwill	7,683,198	7,718,842

Total assets	$22,631,205	$26,290,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,336,078	$1,121,510
Accounts payable - related parties	25,931	163,672
Accrued expenses	1,378,696	1,285,339
Accrued compensation	900,162	1,551,162
Accrued interest	4,869	19,726
Contingent consideration for acquisitions	-	578,591
Deferred payroll taxes	81,728	81,728
Other liabilities	17,333	17,333
Loans payable - current portion	3,862,052	1,712,387
Refundable deposit on preferred stock purchase	285,000	285,000
Customer advances	426,136	-
Deferred revenue	523,631	746,449

Total current liabilities	8,841,616	7,562,897

Loans payable - long term portion	632,201	2,637,875

Total liabilities	9,473,817	10,200,772

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	9	9
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,851,146 and 14,566,420 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,486	1,457
Shares to be issued, 587,945 shares as of June 30, 2022 and December 31, 2021	59	59
Additional paid-in capital	69,386,572	66,948,340
Accumulated deficit	(56,230,738)	(50,859,640)
Total Stockholders' Equity	13,157,388	16,090,225

Total Liabilities and Stockholders' Equity	$22,631,205	$26,290,997

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue (including related party revenue of $0, $0, $0 and $970, respectively)	$7,112,450	$4,380,894	$13,981,103	$7,545,439
Cost of revenue (including related party costs of $0, $212,279, $0 and $417,540, respectively)	4,183,478	2,946,084	8,361,549	5,200,994

Gross profit	2,928,972	1,434,810	5,619,554	2,344,445

Operating expenses:
Sales and marketing	158,040	75,006	276,796	132,549
Product development (including related party expense of $0, $54,696, $16,771 and $112,684, respectively)	89,473	75,004	682,859	145,664
Amortization of intangibles	917,239	675,095	1,925,712	834,268
General and administrative (including share-based compensation expense of $669,047, $1,112,834, $2,404,064 and $1,615,241, respectively, and related party expenses of $0, $106,149, $19,825 and $232,781, respectively)	4,097,397	3,062,597	9,193,101	5,608,502

Total operating expenses	5,262,149	3,887,702	12,078,468	6,720,983

Loss from operations	(2,333,177)	(2,452,892)	(6,458,914)	(4,376,538)

Other income (expenses):
Interest expense (including related party interest expense of $0, $18,193, $0 and $30,466, respectively)	(64,491)	(1,592,822)	(131,906)	(3,020,410)
Initial derivative expense	-	-	-	(3,585,983)
Other income	3,713	-	14,527	-
Change in fair value of derivative liability	-	7,574,750	-	8,203,371
Gain on debt extinguishment	1,205,195	-	1,205,195	24,925
Grant income	-	-	-	3,382
Net recognized gain (loss) on marketable securities	-	(757)	-	(534)
Total other income (expenses)	1,144,417	5,981,171	1,087,816	1,624,751

(Loss) income before income taxes	(1,188,760)	3,528,279	(5,371,098)	(2,751,787)
Provision for income taxes	-	-	-	-
Net (Loss) income	$(1,188,760)	$3,528,279	$(5,371,098)	$(2,751,787)

Net (loss) income per common share - basic	$(0.08)	$0.99	$(0.36)	$(0.89)
Net (loss) income per common share - diluted	$(0.08)	$0.69	$(0.36)	$(0.89)
Weighted average common shares - basic	14,830,738	3,560,745	14,795,691	3,091,146
Weighted average common shares - diluted	14,830,738	5,879,481	14,795,691	3,091,146

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three and Six Months ended June 30, 2022 and 2021

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Stock based compensation - stock options - RSUs	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued for restricted stock units	-	-	-	-	-	-	105,675	11	-	-	(11)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	14,784,821	$1,479	587,945	$59	$68,767,322	$(55,041,978)	$13,726,891
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	381,351	-	381,351
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	237,906	-	237,906
Common stock issued for restricted stock units	-	-	-	-	-	-	66,325	7	-	-	(7)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,188,760)	(1,188,760)
Balance as of June 30, 2022	-	$-	86,000	$9	-	$-	14,851,146	$1,486	587,945	$59	$69,386,572	$(56,230,738)	$13,157,388

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued for Acquisitions		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,203,009	$220	$-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	175,421	18	15,591	113,036	1,271,786	-	1,384,840
Issuance of shares for Upsider acquisition	-	-	-	-	-	-	-	-	271,153	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	71,485	7	-	-	199,396	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	372,266	37	-	-	(30)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	87,674	9	-	-	(7)	-	-
Net loss three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	2,911,480	$291	286,744	$2,248,367	$25,763,456	$(40,805,091)	$(12,792,852)

Stock based compensation	-	-	-	-	-	-	-	-	-	-	960,334	-	960,334
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	15,591	2	(15,591)	(113,036)	113,034	-	-
Issuance of shares for Upsider acquisition	-	-	-	-	-	-	271,153	27	(271,153)	(2,135,331)	2,135,304	-	-
Issuance of shares for One Wire acquisition	-	-	-	-	-	-	155,327	16	-	-	1,436,761	-	1,436,777
Issuance of shares for services	-	-	-	-	-	-	20,000	2	-	-	152,498	-	152,500
issuance of common shares upon conversion of debentures	-	-	-	-	-	-	17,687	2	-	-	67,211	-	67,213
Issuance of common shares for accounts payable	-	-	-	-	-	-	32,941	3	-	-	139,997	-	140,000
Issuance of common shares upon conversion of Series D preferred stock	(68,312)	(7)	-	-	-	-	341,560	34	-	-	(27)	-	-
Net income three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	3,528,279	3,528,279
Balance as of June 30, 2021	376,275	$39	731,845	$74	46,847	$5	3,765,739	$377	-	$-	$30,768,568	$(37,276,812)	$(6,507,749)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021

Cash Flows from Operating Activities
Net loss		$(5,371,098)	$(2,751,787)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense		1,926,194	834,845
Bad debt expense		363,702	58,726
Gain on debt extinguishment		(1,205,195)	(24,925)
Equity based compensation expense		2,404,064	1,615,241
Recognized loss on marketable securities		-	534
Warrant modification expense		152,244	-
Loan principal paid directly through grant		-	(2,992)
Amortization of debt discount and debt costs		-	2,486,111
Initial derivative expense		-	3,585,983
Change in fair value of earn-out liability		26,604	-
Factoring discount fee and interest on factoring agreement		45,413	-
Change in fair value of derivative liability		-	(8,203,371)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable		134,002	(2,032,275)
Decrease (increase) in accounts receivable - related parties		49,033	(5,602)
Decrease (increase) in prepaid expenses and other current assets		34,821	(186,329)
(Decrease) increase in accounts payable and accrued liabilities		(357,932)	1,900,033
(Decrease) increase in accounts payable - related parties		(137,741)	410,040
Increase in customer advances		426,136	-
(Decrease) increase in deferred revenue		(222,818)	425,383
Net cash used in operating activities		(1,732,571)	(1,890,385)

Cash Flows from Investing Activities
Capitalized internal use software		(763,785)	-
Cash and receivables acquired		-	220,153
Cash paid for acquisitions		-	(249,983)
Net cash used in investing activities		(763,785)	(29,830)

Cash Flows from Financing Activities
Proceeds from notes		-	250,000
Proceeds from convertible notes		-	2,153,200
Deferred offering costs		-	(473,896)
Payments of notes		(1,101,400)	(11,193)
Proceeds from factoring agreement		3,380,362	-
Repayments of factoring agreement		(653,008)	-
Repayments of sale of future revenues		-	(10,904)
Net cash provided by financing activities		1,625,954	1,907,207

Net decrease in cash		(870,402)	(13,008)
Cash, beginning of period		2,584,062	99,906

Cash, end of period		$1,713,660	$86,898

Supplemental disclosures of cash flow information:
Cash paid during the period for interest		$59,622	$159,325
Cash paid during the period for income taxes		$-	$-

Supplemental schedule of non-cash investing and financing activities:
Original issue discount deducted from convertible note proceeds		$-	$342,554
Debt costs deducted from convertible note proceeds	$		$334,800
Intangible assets acquired		$-	$7,066,165
Notes and accrued interest converted to common stock	$		$356,689
Common stock issued/to be issued for asset acquisitions		$-	$4,956,948
Notes payable and accrued interest exchanged for debentures	$		$252,430
Accounts payable paid with common stock		$-	$140,000
Accrued compensation paid with common stock		$-	$16,425
Warrant derivative liability extinguished		$-	$373,070
Liabilities assumed in acquisition		$-	$89,089
Warrant derivative liability at inception		$-	$5,960,059
Accounts receivable owed under factoring agreement collected directly by factor		$927,376	$-
Purchase price measurement period adjustment to goodwill and accounts receivable		$35,644	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in New York, New York. The Company has seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” "our," "us," or "we".

The Company operates an on-demand recruiting platform digitally transforming the $136 billion recruiting and staffing industry. The Company offers recruiting software and services through an online, AI-powered sourcing platform and network of on-demand recruiters. Businesses from startups to the Fortune 100 use the Company to help address their critical talent needs and solve recruiting and hiring challenges. As of June 30, 2022, the Company employed 68 full time corporate employees and 69 outside staffing professionals.

The Company's website, www.Recruiter.com, provides access to its network of recruiters to employers seeking to hire talent and utilizes an innovative web platform, software with integrated AI-driven candidate to job matching, and video screening software to more easily and quickly source qualified talent.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

In the opinion of management, these unaudited interim financial statements as of and for the three and six months ended June 30, 2022 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period. All references to June 30, 2022 in these footnotes are unaudited.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits.  At June 30, 2022 and December 31, 2021, the Company had $1,081,786 and $1,667,798 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of June 30, 2022 and December 31, 2021. The Company had no cash equivalents during or at the end of either period.

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

We generate revenue from the following activities:

•

Software Subscriptions: We offer a managed service subscription using our web-based platform to help employers recruit talent. Our Platform allows our customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time employers hire one of the candidates we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee,” an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first-year base salary or an agreed- upon flat fee.

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

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that involves promoting these job seekers’ profiles and resume to help procure employment, upskilling and training. Our resume distribution service allows a job seeker to upload their resume  to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program encompassing our recruitment-related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly invoicing schedule.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

Full time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. Under certain circumstances, guarantee periods with a customer may be fully or partially waived in exchange for the Company providing a discount to the customer on the recruiting fees. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

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

June 30, 2022

(UNAUDITED)

Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Contract Assets

The Company does not have any contract assets. All trade accounts receivable on the Company’s unaudited condensed consolidated balance sheets are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2022 or December 31, 2021.

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

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended June 30,
	2022	2021
Recruiters on Demand	$4,684,062	$1,796,948
Consulting and staffing services	940,474	2,157,658
Permanent placement fees	313,325	188,196
Software Subscriptions	808,052	175,790
Marketplace Solutions	366,537	62,302
Total revenue	$7,112,450	$4,380,894

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Recruiters on Demand	$8,890,047	$2,754,427
Consulting and staffing services	2,272,754	4,230,104
Permanent placement fees	617,575	228,162
Software Subscriptions	1,504,737	175,790
Marketplace Solutions	695,990	156,956
Total revenue	$13,981,103	$7,545,439

As of June 30, 2022 and December 31, 2021, deferred revenue amounted to $523,631 and $746,449 respectively. During the six months ended June 30, 2022, the Company recognized $577,126 of revenue that was deferred as of December 31, 2021. Deferred revenue as of June 30, 2022 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred June 30, 2022	Recognize Q3 2022	Recognize Q4 2022	Recognize 2023
Recruiters on Demand	$53,372	$53,372	$-	$-
Full-time Placement	$150,000	$150,000	$-	$-
Software Subscriptions	$132,873	$132,873	$-	$-
Marketplace Solutions	$187,386	$64,289	$78,222	$44,875
TOTAL	$523,631	$400,534	$78,222	$44,875

Revenue from international sources was approximately 3% and 4% for the three months ended June 30, 2022 and 2021, respectively.

Revenue from international sources was approximately 4% for each of the six months ended June 30, 2022 and 2021.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,184,809 and $934,219 as of June 30, 2022 and December 31, 2021, respectively. Bad debt expense was $345,202 and $41,763 for the three-month periods ended June 30, 2022 and 2021, respectively, and $363,702 and $58,726 for the six month periods ending June 30, 2022 and 2021, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The Company has a factoring agreement that provides advance payments on up to 85% of the amount of eligible trade accounts receivables. As of June 30, 2022 and December 31, 2021, the Company had $2,175,906 and $0 of factored invoices, respectively.  At June 30, 2022 and December 31, 2021, the Company had $330,515 and $0 due from the factor representing the 15% reserve, respectively, included in due from factor on the unaudited condensed consolidated balance sheets. See Note 7 for additional discussion on the factoring agreement.

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

Property and equipment depreciation expense for both the three months ended June 30, 2022 and 2021 was $192 and $288, respectively, and was $481 and $577 for the six months ended June 30, 2022 and 2021, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2022, one customer accounted for more than 10% of the accounts receivable balance, for a total of 13%.

As of December 31, 2021, two customers accounted for more than 10% of the Company's accounts receivable balance, at 13% and 12% for a total of 26%.

For the three months ended June 30, 2022 one customer accounted for more than  10% of total revenue, at 11%.

For the three months ended June 30, 2021, two customers accounted for more than 10% of total revenue, at 15% and 10%, for a total of 25%.

For the six months ended June 30, 2022, one customer accounted for more than 10% of total revenue, at 11%.

For the six months ended June 30, 2021, two customers accounted for more than 10% of total revenue, at 20% and 12%, for a total of 32%.

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. One of our employees and principal shareholders is an employee of this firm and exerts control over this firm (see Note 12).

We were a party to a certain license agreement with Genesys, a related party firm (see Note 12). Pursuant to the license agreement, the firm had granted us an exclusive license to use certain candidate matching software and render certain related services to us. The license agreement expired on March 31, 2022. The Company did not renew the license agreement.

We used a related party firm to provide certain employer of record services (see Note 12). As of December 31, 2021, we no longer use this firm for these services.

We had used a related party firm to provide certain recruiting services but have ended that relationship (see Note 12).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $158,040 and $75,006 for the three months ended June 30, 2022 and 2021, respectively. Advertising and marketing costs were $276,796 and $132,549 for the six months ended June 30, 2022 and 2021, respectively. These costs are included in sales and marketing in the accompanying unaudited condensed consolidated statements of operations.

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability was considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of June 30, 2022 and December 31, 2021, the earn-out liability account balance as reported in the balance sheets is $0 and $578,591, respectively. In April 2022, the earn-out liability was forgiven in full and recorded as a gain on debt extinguishment on the unaudited condensed consolidated statement of operations. See Note 13 for more information. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company did not have investment securities or warrant derivative liabilities at June 30, 2022. The tables below summarize the fair values of our financial assets and liabilities as of June 30, 2022 and December 31, 2021:

	Fair Value at June 30,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$-	$-	$-	$-

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$578,591	$-	$-	$578,591

For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended June 30, 2022 and December 31, 2021:

Beginning balance, December 31, 2020	$-
Acquisitions and Settlements:
Novo Group Acquisition	543,297
Re-measurement adjustments:
Change in fair value of earn-out liability	35,294
Ending balance, December 31, 2021	578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)
Ending balance, June 30, 2022	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Significant unobservable inputs used in the earn-out fair value measurements of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	June 30, 2022	December 31, 2021

Fair value	-	$578,591
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Balance at December 31	$-	$11,537,997
Additions to derivative instruments	-	5,960,059
Reclassifications to equity upon modification or cancellation of warrants	-	(373,070)
(Gain) loss on change in fair value of derivative liability	-	(8,203,371)
Balance at June 30,	$-	$8,921,615

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss, if any, on the marketable securities during the three and six months ended June 30, 2022 and 2021 has been included in a separate line item on the condensed consolidated statements of operations, Net Recognized Loss on Marketable Securities.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

Convertible notes are carried at amortized cost, net of issuance costs. In accordance with Accounting Standards Update (“ASU”) 2020-06 Debt – Debt with Conversion and Other Options, which was adopted on January 1, 2021, the Company accounts for convertible instruments as a single liability (applicable to the convertible notes) or equity with no separate accounting for embedded conversion features unless the conversion feature meets the criteria for accounting under the substantial premium model or does not qualify for a derivative scope exception. Interest expense is recognized using the effective interest method and includes amortization of issuance costs over the life of the debt.

ASC 815-40 provides that generally if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company’s derivative financial instruments consisted of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid in capital. The entirety of our derivative financial instruments were eliminated in July 2021 upon conversion of certain outstanding warrants to common stock and agreement by investors to modify certain warrants to eliminate the feature creating the derivative liability in the remaining outstanding warrants.

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

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 9,724,709 and 10,758,507 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022 and six months ended June 30, 2021, respectively, because their effects would have been anti-dilutive.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

	June 30,	June 30,
	2022	2021
Options	2,923,076	953,503
Stock awards	146,000	221,600
Warrants	6,569,633	2,318,736
Convertible notes	-	1,489,833
Convertible preferred stock	86,000	5,774,835
	9,724,709	10,758,507

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that there was substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. This determination was based on the following factors: (1) the Company used cash of approximately $1.7 million in operations during the six months ended June 30, 2022 and has a working capital deficit approximately $2.5 million at June 30, 2022; (2) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (3) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (4) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The Company expects but cannot guarantee that demand for its recruiting solutions will continue to improve in 2022, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which management believes will continue to happen in 2022. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic or other economic factors. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

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

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at June 30, 2022 and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid shares issued for services	$119,335	$237,382
Prepaid expenses	237,344	175,263
Prepaid insurance	4,309	111,040
Other receivables	32,223	22,394
Prepaid expenses and other current assets	$393,211	$546,079

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of June 30, 2022 and December 31, 2021 were $42,720 for both periods and accumulated unrealized losses were $42,720 as of June 30, 2022 and December 31, 2021, respectively. The fair market value of available for sale marketable securities was $0 as of June 30, 2022 and December 31, 2021, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00.

Net recognized gains on equity investments were as follows:

	Six Months Ended
	June 30,
	2022	2021
Net realized gains (losses) on investment sold	$-	$-
Net unrealized loss on investments still held	-	(534)

Total	$-	$(534)

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Balance - December 31	$-	$1,424
Additions	-	-
Proceeds on sales of securities	-	-
Recognized loss	-	(534)
Balance - June 30	$-	$890

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions is $6,696,209 while the 2019 acquisition was $3,517,315. The Company performed a goodwill impairment test as of June 30, 2022 using market data and discounted cash flow analysis and determined goodwill was not impaired at June 30, 2022. The Company performed a goodwill impairment test in 2021 using market data and discounted cash flow analysis. Based on that test, we determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was impaired in the amount of $2,530,325 during 2021.

The changes in the carrying amount of goodwill for the periods ended June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Carrying value - January 1	$7,718,842	$3,517,315
Goodwill acquired during the year	-	6,731,852
	7,718,842	10,249,167
Purchase price measurement period adjustments	(35,644)	-
Impairment losses	-	(2,530,325)
Carrying value - end of period	$7,683,198	$7,718,842

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Intangible assets are summarized as follows:

	June 30, 2022	December 31, 2021
Customer contracts	$8,093,787	$8,093,787
License	1,726,965	1,726,965
Software acquired	3,785,434	3,785,434
Internal use software	763,785	-
Domains	40,862	40,862
	14,410,833	13,647,048
Less accumulated amortization	(5,830,929)	(3,905,216)
Carrying value	$8,579,904	$9,741,832

Amortization expense of intangible assets was $917,239 and $675,095 for the three months ended June 30, 2022 and 2021, respectively, and was $1,925,712 and $834,268 for the six months ended June 30, 2022 and 2021, respectively, related to the intangible assets acquired in business combinations and the internal use software. Approximate future amortization of intangible assets is expected to be as follows: 2022 (remainder of year), $1,843,059; 2023, $3,673,246; 2024 $1,904,948; 2025, $840,516; 2026, $293,001; and thereafter, $25,134. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

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

NOTE 7 - LOANS PAYABLE AND FACTORING AGREEMENT

Term Loans

We have outstanding balances of $0 and $50,431 pursuant to two term loans as of June 30, 2022 and December 31, 2021, respectively. The loans originated in 2013 and 2018, respectively. The loans had variable interest rates, with rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

One of the term loans was a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA made payments on our behalf of $3,382 during the three months ended June 30, 2021, which have been recorded as grant income in the financial statements. These payments were applied $2,992 to principal and $390 to interest expense for the three months ended June 30, 2021.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. We recorded forgiveness of debt income of $24,925 for the $24,750 of principal and $175 of related accrued interest forgiven.

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 13). The note has a term of 24 months, bears interest at 6%, and matures on July 1, 2023. The note requires monthly payments of $77,561. At June 30, 2022, the outstanding balance on the promissory note with Parrut was $973,869.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 13). The note originally had a term of 30 months, bore interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 30, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment on the condensed consolidated statement of operations. At June 30, 2022, the outstanding balance on the promissory note with Novo Group was $1,674,993.

At June 30, 2022 and December 31, 2021, the outstanding balance on the promissory notes payable totaled $2,648,862 and $4,299,831, respectively.

Factoring Arrangement

We entered into a factoring agreement with CSNK Working Capital Finance Corp. d/b/a Bay View Funding, a subsidiary of Heritage Bank of Commerce (the “Buyer”), effective April 27, 2022 (the “Factoring Agreement”), for the purpose of factoring our trade accounts receivable with recourse. The proceeds of the factoring will be used to fund our general working capital needs. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. The agreement is for a term of twelve months with an auto renewal clause for an additional twelve months unless terminated by the parties. The agreement is secured by substantially all assets of the Company.

Pursuant to the Factoring Agreement, we will sell certain trade accounts receivable to the Buyer. We will be charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 3.25% due on the first day of each month. We will also be charged a factoring fee of 0.575% of the gross face value of any trade accounts receivables for the first 30 days from when the trade accounts receivable is purchased and 0.30% for each fifteen days afterward until the purchased receivable is paid in full or repurchased.

We may receive advances of up to 85% of the amount of eligible trade accounts receivable. Advances outstanding shall not exceed the lesser of $3,000,000 or an amount equal to the sum of all undisputed purchased trade accounts receivable multiplied by 85%, less any reserved funds.

All collections of purchased receivables will go directly to the Buyer controlled lockbox and Buyer shall apply these collections to the Company's obligations. The Company will immediately turn over to Buyer any payment on a purchased receivable, or receivable assigned to Buyer under the Factoring Agreement, that comes into the Company's possession.  In the event the Company comes into possession of a remittance comprising payments of both a purchased receivable and receivable which has not been purchased by Buyer, the Company is required to hold the same in accordance with the provisions set forth above and immediately turn same over to Buyer.

As stated previously, the Company factors the accounts receivable on a recourse basis.  Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer.  Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized.  As of June 30, 2022 and December 31, 2021, $1,845,391 and $0 of advances were outstanding under the factoring arrangement, respectively.

As consideration for Buyer forgoing other factoring transactions in the marketplace and for establishing the maximum credit of $3,000,000, the Company paid the Buyer a facility fee upon entering into the Factoring Agreement (the "Facility Fee") in the amount of one half of one percent (0.50%) of the maximum credit, $15,000.  An additional Facility Fee will be charged for increases to the maximum credit, but only for the incremental increase. The Facility Fee was accounted for as a factoring fee expense.

The cost of factoring for the three and six months ended June 30, 2022 was $26,302 and is included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The status of the loans payable as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Term loan(s)	$-	$50,431
Promissory notes	2,648,862	4,299,831
Factoring arrangement	1,845,391	-
Total loans payable	4,494,253	4,350,262
Less current portion	(3,862,052)	(1,712,387)
Non-current portion	$632,201	$2,637,875

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2022 (remainder of year)	$2,774,759
2023	1,719,494
Total minimum principal payments	$4,494,253

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

During 2020, Debentures aggregating $91,600, plus related accrued interest of $4,400, were converted into 24,000 shares of common stock. Unamortized debt costs and debt discount of $13,647 and $25,956, respectively, were charged against the value of the common stock issued upon conversion.

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

Amortization expense was $419,670 and $786,029 for the three and six months ended June 30, 2021, respectively.

On November 23, 2020, we issued a convertible promissory note in the amount of $250,000 to a current stockholder and noteholder, and received proceeds of $250,000. The note bears interest at 5% per year and matures on March 24, 2021. If we consummated a Qualified Offering on or before March 24, 2021 then the remaining outstanding and unpaid amount of the note would automatically be converted into shares of our common stock (or units of common stock and warrants to purchase common stock, if units are offered to the public in the Qualified Offering) at the Qualified Offering Price. “Qualified Offering” shall mean an offering of common stock (and other securities potentially) for an aggregate price of at least $5,000,000 resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing). For the purposes of this note, “Qualified Offering Price”  means the price per share (or unit, if units are offered in the Qualified Offering) at which the Qualified Offering is made.

Under this note, an Event of Default would occur if: (i) a default for five (5) days in payment of principal or interest on this Note; (ii) failure by the Borrower to comply with any material provision of this Note; (iii) the Borrower, pursuant to or within the meaning of any Bankruptcy Law (as defined herein): (A) commences a voluntary case; (B) consents to the entry of an order for relief against it in an involuntary case; (C) consents to the appointment of a Custodian (as defined herein) of it or for all or substantially all of its property; (D) makes a general assignment for the benefit of its creditors; or (E) admits in writing that it is generally unable to pay its debts as the same become due; or (iv) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Borrower in an involuntary case; (B) appoints a Custodian of the Borrower for all or substantially all of its property; or (C) orders the liquidation of the Borrower, and the order or decree remains unstayed and in effect for sixty (60) days. “Bankruptcy Law” means Title 11, U.S. Code, or any similar Federal or state law for the relief of debtors. The term “Custodian” means any receiver, trustee, assignee, liquidator or similar official under any Bankruptcy Law.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

If an Event of Default occurs and is continuing under the note, the lender, may declare all of note to be due and payable immediately. The lender under the note, shall have all rights available to it at law or in equity. The lender under the note may assess reasonable attorneys’ fees, paralegals’ fees and costs and expenses incurred or anticipated by the lender in collecting or enforcing payment hereof (whether such fees, costs or expenses are incurred in negotiations, all trial and appellate levels, administrative proceedings, bankruptcy proceedings or otherwise), and together with all other sums due by the Company under the note, all without any relief whatsoever from any valuation or appraisement laws, and payment thereof may be enforced and recovered in whole or in part at any time by one or more of the remedies provided to the lender at law, in equity, or under the note. In connection with the lender’s rights under the note upon an Event of Default, the lender need not provide, and the Company waives, any presentment, demand, protest or other notice of any kind, and the lender, may immediately enforce any and all of its rights and remedies hereunder and all other remedies available to it in equity or under applicable law.

As of December 31, 2021, the Debentures were no longer in effect. On July 2, 2021, the Debentures were exchanged for common stock and warrants (See Notes 9 and 10).

2021 Debentures:

During January 2021, we entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “2021 Purchase Agreements”), with twenty accredited investors (the “2021 Purchasers”). Pursuant to the 2021 Purchase Agreements, we agreed to sell to the 2021 Purchasers a total of (1) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “2021 Debentures”), and (2) 699,750 common stock purchase warrants (the “2021 Warrants”), which represents 100% warrant coverage. We received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the 2021 Debentures of $93,530. We also agreed to issue to the placement agent, as additional compensation, warrants exercisable in to 139,950 shares of our common stock, exercisable at $5.00 per share (the “PA Warrants”). The number of shares issuable under the PA Warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

The 2021 Debentures were scheduled to mature in January 2022 on the one-year anniversary, subject to a nine-month extension at our option. The 2021 Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The 2021  Debentures were convertible into shares of our common stock at any time following the date of issuance at the 2021 Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The 2021 Debentures were subject to mandatory conversion in the event we closed an equity offering of at least $5,000,000 resulting in the listing of our common stock on a national securities exchange. The 2021 Debentures ranked senior to all of our existing and future indebtedness and that of our subsidiaries, except for approximately $95,000 of outstanding senior indebtedness. In addition, the 2021 Debentures ranked pari-passu with, and amounts owing thereunder would be paid concurrently with, payments owing pursuant to and in connection with the Debentures. We were entitled to prepay the 2021 Debentures at any time at a premium as provided for therein.  On July 2, 2021, the 2021 Debentures were exchanged for common stock and warrants (See Notes 9 and 10, respectively) and the 2021 Debentures are no longer in effect.

The 2021 Warrants are exercisable for three years from the dates of the 2021 Purchase Agreements at an exercise price of $5.00 per share, subject to certain adjustments.

Our obligations under the 2021 Purchase Agreements and the 2021 Debentures were secured by a first priority lien on all of our assets and that of our subsidiaries pursuant to Security Agreements, dated January 5, 2021 and January 20, 2021 (the “2021 Security Agreements”) by and among us, our wholly-owned subsidiaries, and the Purchasers, subject to certain existing senior liens. Our obligations under the 2021 Debentures were guaranteed by our subsidiaries.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The 2021 Purchase Agreements contained customary representations, warranties and covenants, including, among other things and subject to certain exceptions, covenants that restricted our ability and that of our subsidiaries, without the prior written consent of the 2021 Debenture holders, to incur additional indebtedness, including further advances under a certain preexisting secured loan, and repay outstanding indebtedness, create or permit liens on assets, repurchase stock, pay dividends or enter into transactions with affiliates. The 2021 Debentures contained customary events of default, including, but not limited to, failure to observe covenants under the 2021 Debentures, defaults on other specified indebtedness, loss of admission to trading on OTCQB or another applicable trading market, and occurrence of certain change of control events. Upon the occurrence of an event of default, an amount equal to 130% of the principal, accrued but unpaid interest, and other amounts owing under each 2021 Debenture would have immediately come due and payable at the election of each Purchaser, and all amounts due under the 2021 Debentures would bear interest at an increased rate.

Pursuant to the 2021 Purchase Agreements, the 2021 Purchasers have certain participation rights in our future equity offerings or those of our subsidiaries after the closing, subject to customary exceptions. The 2021 Debentures and the 2021 Warrants also contain certain price protection provisions providing for adjustment of the number of shares of our common stock issuable upon conversion of the 2021 Debentures and/or exercise of the 2021 Warrants and the conversion or exercise price in case of future dilutive offerings.

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of 2021 Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus a 2021 Warrant exercisable into 70,996 shares of our common stock.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the three and six months ended June 30, 2022.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2022 and December 31, 2021 the Company had 14,851,146 and 14,566,420 shares of common stock outstanding, respectively.

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

Shares granted for services

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 during each of the three months ended June 30, 2022 and 2021, and $297,672 for each of the six months ended June 30, 2022 and 2021. The shares began vesting on June 30, 2021. 76,175 shares from those RSUs have been issued during the three months ended March 31, 2022.

On February 2, 2022, 7,500 RSUs vested and 7,500 were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

During the three months ended March 31, 2022, 32,000 RSUs were granted to vendors for services. 22,000 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 10,000 were issued in May 2022. The 32,000 RSUs were valued at $93,120 and were expensed as of March 31, 2022 based on the service period in the contract.

During the three months ended June 30, 2022, 63,825 RSUs were granted to vendors for services. 56,325 RSUs have vested and were issued as common stock to the vendors, and the remaining 7,500 were vested and issuable as of June 30, 2022. The total 63,825 RSUs were valued at $100,020. $69,845 has been expensed as of June 30, 2022 based on the service period in the contract, $19,225 were for prepaid services, and $30,175 will be expensed in future periods.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Total expense for RSUs for the three and six months ended June 30, 2022 was $237,906 and $506,862. Total expense for RSUs for the three and six months ended June 30, 2021 was $148,836 and $297,672.

Restricted stock grant activity for the period ended June 30, 2022 is as follows:

Stock Awards
Outstanding at December 31, 2020	221,600
Granted	158,790
Vested	(151,290)
Vested and issuable	(83,100)
Forfeited or cancelled	-
Outstanding at December 31, 2021	146,000
Granted	95,825
Vested and issued	(88,325)
Vested and issuable	(7,500)
Forfeited or cancelled	-
Outstanding at June 30, 2022	146,000

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

On January 6, 2022, the Company granted to a consultant a total of 20,000 options to purchase common stock, exercisable at $2.64 per share, under the terms of the 2021 Equity Incentive Plan (the "2021 Plan"). The options have a term of five years. The options vested 50% on March 3, 2022 and 50% on April 3, 2022.

On January 10, 2022, the Company granted to a director a total of 15,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On January 19, 2022, the Company granted to a director a total of 15,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On January 20, 2022, the Company granted to directors a total of 60,000 options to purchase common stock, exercisable at $2.40 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On March 11, 2022, the Company granted to employees a total of 52,500 options to purchase common stock, exercisable between $2.87 and $2.95 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on June 11, 2022.

On April 1, 2022, the Company granted an employee a total of 25,000 options to purchase common stock, exercisable at $2.47 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 1, 2022.

On April 4, 2022, the Company granted to employees a total of 25,000 options to purchase common stock, exercisable at $2.12 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 4, 2022.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

On April 5, 2022, the Company granted an employee a total of 37,000 options to purchase common stock, exercisable at $2.12 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 1, 2022.

On April 5, 2022, the Company granted to employees a total of 57,500 options to purchase common stock, exercisable at $2.12 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 5, 2022.

On April 7, 2022, the Company granted to employees a total of 120,100 options to purchase common stock, exercisable at $2.03 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 7, 2022.

On April 28, 2022, the Company granted a consultant a total of 35,000 options to purchase common stock, exercisable at $1.60 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over two months, with the first portion vesting on May 28, 2022.

On May 17, 2022, the Company granted a consultant a total of 5,000 options to purchase common stock, exercisable at $1.07 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vested immediately.

On May 17, 2022, the Company granted to employees a total of 22,500 options to purchase common stock, exercisable at $1.07 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one year cliff, with the first portion vesting on May 17, 2023.

On June 2, 2022, the Company granted a consultant a total of 25,461 options to purchase common stock, exercisable at $1.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over one year, with the first portion vesting on July 6, 2022.

On June 27, 2022, the Company granted to employees a total of 37,500 options to purchase common stock, exercisable at $1.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one year cliff, with the first portion vesting on June 27, 2023.

The fair values of stock options granted during the six months ended June 30, 2022 were estimated using Black-Sholes option-pricing model with the following assumptions:

June 30, 2022
Risk-free interest rates	0.31-3.21%
Expected life (in years)	1.00 - 5.00
Expected volatility	136-226%
Dividend yield	0%

During the three months ended June 30, 2022 and 2021, we recorded $381,351 and $811,499 of compensation expense, respectively, related to stock options, and during the six months ended June 30, 2022 and 2021, we recorded $1,779,155 and $1,165,069 of compensation expense, respectively related to stock options.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

A summary of the status of the Company’s stock options as of June 30, 2022, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,671,177	$3.89	2.71	53,670
Granted	552,561	2.05	-	-
Exercised	-	-	-	-
Expired or cancelled	(300,662)	3.61	-	-
Outstanding at June 30, 2022	2,923,076	$3.80	3.87	525
Exercisable at June 30, 2022	1,219,267	$-	4.28	-

As of June 30, 2022, there was approximately $3,741,217 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2022 (remainder of year), $1,093,484; 2023, $1,399,688; 2024, $673,356; 2025, $537,540; and 2026, $37,149. The intrinsic value of options outstanding is $525 at June 30, 2022 and the intrinsic value of options exercisable is $0 at June 30, 2022.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

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

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2021	6,682,359	$4.92
Issued	-	-
Cancelled pursuant to modification	-	-
Exchanged for common stock	(112,726)	2.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2022	6,569,633	4.92

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at June 30, 2022. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted the Company to perform on-demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000.  On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling.  Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. The Company’s outside counsel has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing.

Investor Relations

Claims related to investor relations arose during the third quarter of 2021 for which we had accrued $250,000. In October 2021, the Company made a total investor relations payment of $253,505 with two shareholders regarding claims that they were owed securities pursuant to existing agreements. The agreement was reached prior to any lawsuits being filed with a court.

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiter on Demand service agreements and software subscriptions with us. As of June 30,2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue of $123,045 and $214,247 during the three and six months ended June 30, 2022, respectively, related to this agreement.  No such transactions occurred during the year ending December 31, 2021.

Leases

On September 30, 2019, the Company entered into a sublease with a related party (see Note 12) for our former corporate headquarters. The sublease originally was set to expire in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continued at that rate for the remainder of the lease. In July 2021, we cancelled the remaining term of the lease with no future payments remaining (see Note 12).

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 for the three and six months ended June 30, 2022, and we have recorded consulting fees expense of $0 and $13,500 during the three and six months ended June 30, 2021, respectively. The term of the consulting agreement was completed in March 2021. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. expenses to this firm were $0 and $54,696 for the three months ended June 30, 2022 and 2021, respectively, and expenses to this firm were $16,667 and $112,684 for the six months ended June 30, 2022 and 2021, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations. In January 2022, the Company hired a full-time Chief Technology Officer and no longer uses the services of Recruiter.com Mauritius.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended June 30, 2022 and 2021, we charged to operating expenses $0 and $46,914 for services provided by Opptly. During the six months ended June 30, 2022 and 2021, we charged to operating expenses $0 and $87,028 for services provided by Opptly. As of August 6, 2021, we had paid off all remaining payables to Opptly due at that time and amended our agreement. We will continue with the License Agreement but have cancelled the sales subscription and services agreements. There could be other fees that will be owed as incurred, based on communication overages. The license agreement expired on March 31, 2022 and will not be renewed. As of June 30, 2022  and December 31, 2021, the Company owes Genesys $19,825 and $22,810, respectively, in payables.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Icon Information Consultants performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $0 for the three and six months ended June 30, 2022, and $36,091 and $71,323 for the three and six months ended June 30, 2021, respectively. EOR costs related to customers processed by Icon Canada was $0 for the three and six months ended June 30, 2022, and costs related to customers processed by Icon Canada was $33,748 and $66,692 for the three and six months ended June 30, 2021, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of June 30, 2022 and December 31, 2021, the Company owes Icon $0 and $163,672, respectively, in payables and Icon owes $0 and $49,033, respectively, to the Company. During the three and six months ended June 30, 2022, we charged to cost of revenue $0 related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2021, we charged to cost of revenue $178,531 and $333,103, respectively, related to services provided by Icon as our employer of record. During the three and six months ended June 30, 2022, we charged to operating expenses $0 related to management fees, rent and other administrative expense. During the three and six months ended June 30, 2021, we charged to operating expenses $59,235 and $132,253, respectively, related to management fees, rent and other administrative expense. During the three and six months ended June 30, 2022 we charged to interest expense $0 related to finance charges on accounts payable owed to Icon. During the three and six months ended June 30, 2021, we charged to interest expense $18,193 and $30,466, respectively, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2021, Icon will no longer provide EOR services. In January 2022, a payment of $118,534 was made by the Company to Icon to satisfy the remaining amount owed, net of the amount owed by Icon to the Company.

We also recorded placement revenue from Icon of $0 during the three months ended June 30, 2022 and 2021, respectively, and $0 and $970 during the six months ended June 30, 2022 and 2021, respectively.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during the three months ended March 31, 2021. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the three months ended June 30, 2021 and with no expense in the three and six months ended June 30, 2022 and no balance owed as of June 30, 2022.

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

June 30, 2022

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company also entered into a Registration Rights Agreement with Parrut (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Nine-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Parrut shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. As of June 30, 2022, Parrut has not demanded the company file any registration statements. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Nine-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its common stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (1) $1,337,500 in cash, (2) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024 (the "Novo Note"), (3) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (4) 508,711 restricted shares of common stock valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of common stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners. 25,901 shares remained in escrow as of June 30, 2022.

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

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill. During the three months ended March 31, 2022, a measurement period adjustment was recorded resulting in an increase in accounts receivable of $35,644 and corresponding reduction in goodwill.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$797,643
Prepaid Assets	55,000
Intangible Assets	2,062,296
Goodwill	4,625,674
Assumed Liabilities	(423,188)
Total Purchase Price	$7,117,425

On April 1, 2022, we entered into that certain Novo Adjusted Agreement (the “Agreement”) with Novo Group and a representative of Novo that had the effect of amending the Novo Asset Purchase Agreement and the Novo Note. A legend was affixed to the Novo Note stating that the Novo Note was subject to the terms of the Agreement. Under the Novo Asset Purchase Agreement, we owed an original principal amount to Novo Group of $3,000,000. Under the terms of the Agreement, the original principal amount due to Novo Group was reduced by $600,000 from $3,000,000 to $2,400,000 due to the employee turnover that occurred following the acquisition. Pursuant to the Agreement, the post-closing working capital adjustment amount of $52,117 due from us was forgiven and no additional amount is or will become due from the us as final excess with respect to the final closing working capital. Pursuant to the Agreement, the Earn-Out provision of the Asset Purchase Agreement is of no further force and effect, and consequently no further Earn-Out Payment would be earned by Novo Group or paid by us. The parties further agreed to an updated amortization schedule attached to the Agreement as discussed below. The reduction in the amounts owed to Novo Group was accounted for as a gain on debt extinguishment on the condensed consolidated statement of operations.

The Novo Note will be paid monthly through November 30, 2023 in accordance with the updated amortization schedule attached to the Agreement. If we paid a separate lump sum pre-payment of $1,250,000 or more (“Pre-Payment”) on or before June 1, 2022, Novo Group would have, if we requested, allowed us to subordinate the indebtedness under the Novo Note to that of a senior lender so long as we continue monthly payments on the remaining note balance (including interest), in amounts no less than the amounts set forth in the amortization schedule. 76,277 escrow shares were released to Novo Group upon execution of the Agreement. The release of remaining escrow shares to each party is tied to the timing of the Pre-Payment. If we make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to us and cancelled. If the full balance is paid off on or before August 1, 2022, 25,901 escrow shares will be released to us and cancelled. Conversely, if we do not make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to Novo Group. If the full balance is not paid on or before the August 1, 2022 payoff date, 25,901 escrow shares will be released to Novo Group. In addition, if we do not pay off the Novo Note on or before December 31, 2022, we shall issue 25,000 shares of our common stock to Novo Group.

The Pre-Payment was not made before June 1, 2022 and 25,000 escrow shares were released to Novo Group in June 2022.  The full balance of the note was not made before August 1, 2022 and the remaining 25,901 escrow shares were released.

NOTE 14 – SUBSEQUENT EVENTS

On July 10, 2022, under a mutual agreement the Company paid $50,000 to a vendor in lieu of 64,536 shares payable under the original agreement. The $50,000 was accrued as of June 30, 2022.

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

Overview

We are a holding company that operates an on-demand recruiting platform digitally transforming the 28.5 billion dollar employment and recruiting agencies industry (IBISWorld Report 6/30/2022). We offer recruiting software and services through an online, AI-powered sourcing platform (the “Platform”) and network of on-demand professional recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

We have seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”).

We leverage proprietary AI-based candidate sourcing software and recruitment marketing technology to serve our client's talent needs. For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including consulting, staffing, full-time placement services, and talent effectiveness coaching.

Our mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

•

Software Subscriptions: We offer a managed service subscription using our web-based platform to help employers recruit talent. Our Platform allows our customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

42

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time employers hire one of the candidates we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee,” an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first-year base salary or an agreed- upon flat fee.

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

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that involves promoting these job seekers’ profiles and resume to help procure employment, upskilling and training. Our resume distribution service allows a job seeker to upload their resume  to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program encompassing our recruitment-related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly invoicing schedule.

The costs of our revenue primarily consist of employee costs, third-party staffing costs and other fees, outsourced recruiter fees, and commissions based on a percentage of Recruiting Solutions gross margin.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry-wide conditions, such as the effects of the COVID-19 pandemic and general hiring demand. The recent COVID-19 pandemic dramatically affected the US economy and the job market. Unemployment peaked at 14.7% in April of 2020. Since then, labor markets have continually improved, with the unemployment rate falling to 3.5% in July of 2022 (Bureau of Labor Statistics).

Our management team believes that COVID-19 accelerated significant technology trends that had already existed before the pandemic. For example, the gig economy's growth (i.e., temporary, flexible jobs) was facilitated by technology, virtual and remote telework with video, and the emergence of on-demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and rapidly moved these trends. As we operate as a virtual, AI, and video- based hiring platform operating in the gig economy, these trends may act as tailwinds for adopting our products and services.

We expect but cannot guarantee that demand for recruiting solutions will continue throughout 2022, as certain clients re-open, accelerate their hiring initiatives, and invest in specialized talent. We continue to closely monitor the confidence of recruiters and employers and their respective job requirement load through offline discussions and our Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, recession or other macro-economic factors may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, may not be favorable to us.

Quarter Overview

During the three months ended June 30, 2022, we focused on the continued development of our innovative technology and our Platform’s offerings, expanding our sales and marketing teams and processes, driving interest and registrations from recruiters, and improving our accounting procedures. Our management continually improved our public relations outreach efforts and worked to drive efficiency in our resourcing and platforms.

Overall, we continued our shift toward software and on-demand recruiting, re-orienting toward high-margin, scalable business.

Our key highlights during the three and six months ended June 30, 2022, include the following:

Select Achievements:

•	Awarded a trademark registration (Reg. No. 6,565,232) from the U.S. Trademark Office for the word-mark "Recruiter.com.";

•	Received recognition for our career communities with Mediabistro being named one of the best websites for hiring niche employees by TechRadar and Scouted being named one of the best job search websites of 2022 by Balance Careers;

•	Launched a new cryptocurrency career community platform to address the burgeoning crypto hiring market that has been rapidly growing with demand;

•	Selected by Deel, a platform that streamlines worldwide compliance and payments for international teams, to join their exclusive new Talent Marketplace;

•	Partnered with Professional Diversity Network, Inc. to help employers access diverse talent;

•	Announced a partnership with Oyster, a global employment platform, to help growing companies hire top talent;

•	Announced a partnership with Green Rhino Recruitment; and

•	Signed an Accounts Receivable-backed factoring agreement to support our growth from Bay View Funding, a subsidiary of Heritage Bank of Commerce (HTBK), a premier community business bank in the heart of Silicon Valley

Since June 30, 2022, our key highlights include the following:

•	Conducted webinars with partner Oyster, discussing remote work and sharing tips on how companies can adapt;
•	Partnered with Revelio Labs to release relocation data, following moving trends through the United States from March 2020 to March 2022; and
•	Conducted webinars with partner Oyster, discussing remote work and sharing tips on how companies can adapt.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021:

Revenue

We had revenue of $7.1 million for the three-month period ended June 30, 2022, as compared to $4.4 million for the three-month period ended June 30, 2021, representing an increase of $2.7 million or 61%. This increase resulted primarily from an increase in our Recruiters on Demand business of $2.9 million or 161% due to significant growth in new customers as well as contributions from acquisitions. Additionally, we launched a new product in 2021, Software Subscriptions, which contributed $808 thousand of revenue in the quarter ended June 30, 2022 compared to $176 thousand in the year ended December 31, 2021. During the three-month period ended June 30, 2022, we also had an increase in Permanent Placement fees of $125 thousand or 66% from increased demand for services to support client hiring needs, and an increase in our Marketplace Solutions revenue of $304 thousand or 488% from contributions from recent acquisitions as well as growth in new customers. Growth was offset by a decrease in our Consulting and Staffing business of $1.2 million or 56% as we shifted focus from this area of our business to the higher margin, faster growing areas. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $4.2 million for the three-month period ended June 30, 2022, which included related party costs of $0, compared to $2.9 million for the corresponding three-month period in 2021, which included related party costs of $212 thousand, representing an increase of $1.3 million or 45%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended June 30, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended June 30, 2022 was $2.9 million, producing a gross profit margin of 41.2%. Our gross profit for the corresponding 2021 three-month period was $1.4 million, producing a gross profit margin of 32.8%. The increase in the gross profit margin from 2021 to 2022 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $5.3 million for the three-month period ended June 30, 2022, compared to $3.9 million for the corresponding three-month period in 2021, an increase of $1.4 million or 36%. This increase was primarily due to higher sales and marketing, product development, and general and administrative expense, and higher amortization of intangibles expense to $917 thousand from $675 thousand.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2022 was $158 thousand compared to $75 thousand for the corresponding three-month period in 2021, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended June 30, 2022 increased to $89 thousand from $75 thousand for the corresponding period in 2021. This increase was attributable to new personnel from our recent acquisitions as well as the timing of launching new development projects. The product development expense included $0 thousand and $55 thousand for the three months ended June 30, 2022 and 2021, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the three-month period ended June 30, 2022, we incurred a non-cash amortization charge of $917 thousand as compared to $675 thousand for the corresponding period in 2021. The amortization expense in 2022 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group, as well as amortization expense from capitalized internal use software development costs. The amortization expense in the applicable period of 2021 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, which is now fully depreciated.

General and Administrative

General and administrative expense for the three-month period ended June 30, 2022 included compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2022, our general and administrative expense was $4.1 million, including $669 thousand of non-cash, stock-based compensation. In 2021, for the corresponding period, our general and administrative expense was $3.1 million, including $1.1 million of non-cash, stock-based compensation. This increase is attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2022 was income of $1.1 million compared to income was $6.0 million in the corresponding 2021 period. The primary reason for the decrease in income of $4.9 million is due to a reduction in the change in fair value of derivative liability by $7.6 million, offset by the reduction in interest expense of $1.5 million and increase in gain on debt extinguishment by $1.2 million.

Net Income (Loss)

For the three-months ended June 30, 2022, we had a net loss of $1.2 million compared to net income of $3.5 million during the corresponding three-month period in 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

Revenue

We had revenue of $14.0 million for the six-month period ended June 30, 2022, as compared to $7.5 million for the six-month period ended June 30, 2021, representing an increase of $6.5 million or 87%. This increase resulted primarily from an increase in our Recruiters on Demand business of $6.1 million during the period, or 223%, due to significant growth in new customers as well as contributions from acquisitions. Additionally, we launched a new product in 2021, Software Subscriptions, which contributed $1.5 million of revenue in the first half of 2022 compared to $176 thousand in 2021. We also had an increase in Permanent Placement fees of $389 thousand during the first half of 2022, or 171%, from increased demand for services to support client hiring needs, and an increase in our Marketplace Solutions revenue of $539 thousand, during the first half of 2022, or 343%, from contributions from recent acquisitions as well as growth in new customers. Growth was offset by a decrease in our Consulting and Staffing business of $2.0 million or 46% as we shifted focus from this area of our business to the higher margin, faster growing areas. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $8.4 million for the six-month period ended June 30, 2022, which included related party costs of $0, compared to $5.2 million for the corresponding six-month period in 2021, which included related party costs of $418 thousand, representing an increase of $3.2 million or 62%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the six-month period ended June 30, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the six-month period ended June 30, 2022 was $5.6 million, producing a gross profit margin of 40.2%. Our gross profit for the corresponding 2021 six-month period was $2.3 million, producing a gross profit margin of 31.1%. The increase in the gross profit margin from 2021 to 2022 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $12.1 million for the six-month period ended June 30, 2022 compared to $6.7 million for the corresponding six-month period in 2021, an increase of $5.4 million or 81%. This increase was primarily due to higher sales and marketing, product development, and general and administrative expense, and higher amortization of intangibles expense to $1.9 million from $834 thousand.

Sales and Marketing

Our sales and marketing expense for the six-month period ended June 30, 2022 was $277 thousand compared to $133 thousand for the corresponding six-month period in 2021, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the six-months ended June 30, 2022 increased to $683 thousand from $146 thousand for the corresponding period in 2021. This increase was attributable to new personnel from our recent acquisitions as well as the timing of launching new development projects. The product development expense included $17 thousand and $113 thousand for the six months ended June 30, 2022 and 2021, respectively, paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the six-month period ended June 30, 2022, we incurred a non-cash amortization charge of $1.9 million as compared to $834 thousand for the corresponding period in 2021. The amortization expense in 2022 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group, as well as amortization expense from capitalized software development costs. The amortization expense in the applicable period of 2021 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division) and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, which is now fully depreciated.

General and Administrative

General and administrative expense for the six-month period ended June 30, 2022 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six-month period ended June 30, 2022, our general and administrative expense was $9.2 million, including $2.5 million of non-cash stock-based compensation. In 2021, for the corresponding period, our general and administrative expense was $5.6 million, including $1.6 million of non-cash stock-based compensation. This increase is attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the six-month period ended June 30, 2022 was an expense of $1.1 million compared to income of $1.6 million in the corresponding 2021 period. The primary reason for the decrease in income of $537 thousand was due to a reduction in the gain on change in fair value of derivative liability by $8.2  million, offset by a reduction in interest expense of $2.9 million and no initial derivative expense in 2022 versus $3.6 million in the comparable 2021 six month period, and an increase in the gain on debt extinguishment by $1.2 million in 2022 vs. the comparable 2021 six month period.

Net Income (Loss)

For the six-months ended June 30, 2022, we had a net loss of $5.4 million compared to a net loss of $2.8 million during the corresponding six-month period in 2021.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA (loss):

	Three months Ended June 30,
	2022	2021

Net Income (loss)	$(1,188,760)	$3,528,279
Interest expense and finance cost, net	64,491	1,592,822
Depreciation & amortization	917,431	675,384
EBITDA (loss)	(206,838)	5,796,485
Bad debt expense	345,202	41,763
Gain on debt extinguishment	(1,205,195)	-
Loss (gain) on change in fair value of derivative	-	(7,574,750)
Stock-based compensation	669,047	960,334
Adjusted EBITDA (Loss)	$(397,784)	$(776,168)

	Six months Ended June 30,
	2022	2021
Net loss	$(5,371,098)	$(2,751,787)
Interest expense and finance cost, net	131,906	3,020,410
Depreciation & amortization	1,926,194	834,845
EBITDA (loss)	(3,312,998)	1,103,468
Bad debt expense	363,702	58,726
Gain on debt extinguishment	(1,205,195)	(24,925)
Initial derivative expense	-	3,585,983
Loss (gain) on change in fair value of derivative	-	(8,203,371)
Stock-based compensation	2,404,064	1,615,241
Adjusted EBITDA (Loss)	$(1,750,427)	$(1,864,878)

Liquidity and Capital Resources

For the six months ended June 30, 2022, net cash used in operating activities was $1.7 million, compared to net cash used in operating activities of $1.9 million for the corresponding six-month period in 2021. For the six months ended June 30, 2022, net loss was $5.4 million. Net loss included non-cash items of depreciation and amortization expense of $1.9 million, bad debt expense of $364 thousand, warrant modification expense of $152 thousand, equity-based compensation expense of $2.4 million, factoring discount fees and interest expense of $45,413 and a positive change in fair value of earn-out liability of $27 thousand.  Changes in operating assets and liabilities included primarily the following: accounts receivable (including related party) decreased by $183 thousand and prepaid expenses and other current assets decreased by $35 thousand. Due from factor increased by $330 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, customer advances, and deferred revenue decreased in total by $292 thousand.

For the six months ended June 30, 2021, net loss was $2.8 million. Net loss includes non-cash items of depreciation and amortization expense of $835 thousand, bad debt expense of $59 thousand, gain on forgiveness of debt of $25 thousand, equity based compensation expense of $1.6 million, recognized loss on marketable securities of $534, loan principal paid directly through grant of $2,992, amortization of debt discount and debt costs of $2.5 million, initial derivative expense of $3.6 million, and a positive change in fair value of derivative liability of $8.2 million. For the six months ended June 30, 2021, net loss (after adjusting for the prior non-cash items) was $2.4 million. Accounts receivable increased by $2.0 million and prepaid expenses and other current assets decreased by $186 thousand. Accounts payable, accrued liabilities, and deferred revenue increased in total by $2.7 million.

Changes in operating assets and liabilities include primarily the following: accounts receivable and prepaid expenses together decreased by $218 thousand, offset by a net decrease in accounts payable, accrued liabilities, other liabilities, customer advances, and deferred revenue in total decreased by $292 thousand.

For the six months ended June 30, 2022, net cash used in investing activities was $764 thousand resulting from the capitalization of software development costs, compared to $30 thousand of cash used in investing activities in the six months ended June 30, 2021, which resulted primarily due to $250 thousand cash used for acquisitions offset in part by $220 thousand cash and receivables acquired.

For the six months ended June 30, 2022, net cash provided by financing activities was $1.6 million. The principal factor was $2.7 million in net proceeds from factoring agreement, offset by $1.1 million from the payments of notes. In the 2021 period, financing activities provided $1.9 million. The principal factors were $2.2 million from the sale of convertible notes, net of original issue discounts and offering costs.

Based on cash on hand as of August 9, 2022 of approximately $500 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2022, we recorded a net loss of $5.4 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

Promissory Notes Payable

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

Factoring Arrangement

We entered into a factoring agreement with CSNK Working Capital Finance Corp. d/b/a Bay View Funding, a subsidiary of Heritage Bank of Commerce (the “Buyer”), effective April 27, 2022 (the “Factoring Agreement”), for the purpose of factoring our trade accounts receivable with recourse. The proceeds of the factoring will be used to fund our general working capital needs. We are accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance.

Pursuant to the Factoring Agreement, we will sell certain trade accounts receivable to the Buyer. We will be charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 3.25% due on the first day of each month. We will also be charged a factoring fee of 0.575% of the gross face value of any trade accounts receivables for the first 30 days from when the trade accounts receivable is purchased and 0.30% for each fifteen days afterward.

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

Full time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. Under certain circumstances, guarantee periods with a customer may be fully or partially waived in exchange for the Company providing a discount to the customer on the recruiting fee. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of June 30, 2022.

Management has determined a material weakness in both the design and effectiveness of our internal control over financial reporting existed as of December 31, 2021. This material weakness had not been remediated as of June 30, 2022. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of June 30, 2022.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued upon exchange of common stock warrants

On January 6, 2022, upon agreement with warrant holder, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants. The shares were valued at approximately $473,000 based on the stock price, while the exchanged warrants had a Black-Scholes value of approximately $321,000, resulting in  a loss on exchange of $152,000 which was recorded in the first quarter of 2022.

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

In April 2022, 66,325 common shares vested and were issued to a vendor for services.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
10.1#	Novo Adjusted Agreement, dated April 1, 2022, by and among the Company, Novo Group, Inc., and Michael Harris	8-K	4/7/22	10.1
10.2	Factoring Agreement, effective April 27, 2022, by and among CSNK Working Capital Finance Corp. d/b/a Bay View Funding, Recruiter.com Group, Inc., Recruiter.com, Inc., Recruiter.com, LLC, Recruiter.com Recruiting Solutions, LLC, and Recruiter.com Consulting LLC.	8-K	5/2/22	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Furnished*
32.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

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

Dated: August 15, 2022	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

