Form 10-Q
period 2022-09-30
Recruiter.com Group, Inc.
filed 2022-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 11, 2022, the number of shares of the registrant’s common stock outstanding was 16,277,764.

		Page
		number
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2022 and 2021	4
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2022 and 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

Part II - Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	59

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$8,542	$2,584,062
Accounts receivable, net of allowance for doubtful accounts of $1,300,172 and $934,219, respectively	4,524,970	5,650,668
Accounts receivable - related parties	-	49,033
Prepaid expenses and other current assets	403,256	546,079

Total current assets	4,936,768	8,829,842

Property and equipment, net of accumulated depreciation of $4,085 and $2,982, respectively	69,433	481
Intangible assets, net	6,642,453	9,741,832
Goodwill	7,101,084	7,718,842

Total assets	$18,749,738	$26,290,997

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,577,373	$1,121,510
Accounts payable - related parties	-	163,672
Accrued expenses	1,326,381	1,285,339
Accrued compensation	889,328	1,551,162
Accrued interest	38,249	19,726
Contingent consideration for acquisitions	-	578,591
Deferred payroll taxes	81,728	81,728
Other liabilities	17,333	17,333
Loans payable - current portion, net	4,300,891	1,712,387
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	520,241	746,449

Total current liabilities	9,036,524	7,562,897

Loans payable - long term portion	226,740	2,637,875

Total liabilities	9,263,264	10,200,772

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, Series E, $0.0001 par value; 775,000 shares designated; 86,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	9	9
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,851,146 and 14,566,420 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,486	1,457
Shares to be issued, 587,945 shares as of September 30, 2022 and December 31, 2021	59	59
Additional paid-in capital	72,000,289	66,948,340
Accumulated deficit	(62,515,369)	(50,859,640)
Total Stockholders’ Equity	9,486,474	16,090,225

Total Liabilities and Stockholders’ Equity	$18,749,738	$26,290,997

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2022 and 2021

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue (including related party revenue of $0, $0, $0 and $970, respectively)	$6,967,642	$6,257,882	$20,948,745	$13,803,321
Cost of revenue (including related party costs of $0, $212,279, $0 and $417,540, respectively)	4,776,192	3,953,660	13,137,741	9,154,654

Gross Profit	2,191,450	2,304,222	7,811,004	4,648,667
Operating expenses:
Sales and marketing	342,622	138,442	619,418	270,991
Product development (including related party expense of $8,636, $38,473, $25,407 and $151,157, respectively)	467,605	465,141	1,150,464	610,805
Amortization of intangibles	952,170	842,934	2,877,882	1,677,202
Impairment expense	2,129,101	2,530,325	2,129,101	2,530,325
General and administrative (including share-based compensation expense of $765,743, $1,928,646, $3,415,670 and $3,543,887, respectively, and related party expenses of $0, $25,121, $19,825 and $112,149, respectively)	3,717,357	4,882,762	12,910,457	10,491,264
Total operating expenses	7,608,854	8,859,604	19,687,322	15,580,587

Loss from Operations	(5,417,404)	(6,555,382)	(11,876,318)	(10,931,920)

Other income (expenses):
Interest expense (including related party interest expense of $0, $0, $0 and $30,466, respectively)	(208,351)	(167,728)	(340,257)	(3,188,138)
Initial derivative expense	-	-	-	(3,585,983)
Change in fair value of derivative liability	-	(887,791)	-	7,315,580
Gain on debt extinguishment	-	-	1,205,195	24,925
Grant income	-	-	-	3,382
Net recognized loss on marketable securities	-	(890)	-	(1,424)
Other expense	(610)	(38,285)	13,917	(38,285)
Total other income (expenses)	(208,961)	(1,094,694)	878,855	530,057

Loss before income taxes	(5,626,365)	(7,650,076)	(10,997,463)	(10,401,863)
Provision for income taxes	-	-	-	-
Net Loss	$(5,626,365)	$(7,650,076)	$(10,997,463)	$(10,401,863)

Deemed dividends	(658,266)	-	(658,266)	-
Net loss attributable to common shareholders	$(6,284,631)	$(7,650,076)	$(11,655,729)	$(10,401,863)

Net loss per common share - basic and diluted	$(0.38)	$(0.56)	$(0.74)	$(1.57)
Weighted average common shares -basic and diluted	14,851,146	13,592,644	14,814,379	6,624,388

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months ended September 30, 2022 and 2021

(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	527,795	$54	731,845	$74	64,382	$7	2,203,009	$220	-	$-	$23,400,408	$(34,525,025)	$(11,124,262)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	502,407	-	502,407
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	175,421	18	15,591	113,036	1,271,786	-	1,384,840
Issuance of shares for Upsider acquisition	-	-	-	-	-	-	-	-	271,153	2,135,331	-	-	2,135,331
Issuance of common shares for accrued compensation	-	-	-	-	-	-	1,625	-	-	-	16,425	-	16,425
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	71,485	7	-	-	199,396	-	199,403
Cancellation of Series D preferred stock	(8,755)	(1)	-	-	-	-	-	-	-	-	1	-	-
Reclassification of derivative liability upon cancellation of Series D warrants	-	-	-	-	-	-	-	-	-	-	373,070	-	373,070
Issuance of common shares upon conversion of Series D preferred stock	(74,453)	(7)	-	-	-	-	372,266	37	-	-	(30)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(17,535)	(2)	87,674	9	-	-	(7)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,280,066)	(6,280,066)
Balance as of March 31, 2021	444,587	$46	731,845	$74	46,847	$5	2,911,480	$291	286,744	$2,248,367	$25,763,456	$(40,805,091)	$(12,792,852)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	960,334	-	960,334
Issuance of common shares for Scouted acquisition	-	-	-	-	-	-	15,591	2	(15,591)	(113,036)	113,034	-	-
Issuance of common shares for Upsider acquisition	-	-	-	-	-	-	271,153	27	(271,153)	(2,135,331)	2,135,304	-	-
Issuance of common shares for One Wire acquisition	-	-	-	-	-	-	155,327	16	-	-	1,436,761	-	1,436,777
Issuance of common shares for services	-	-	-	-	-	-	20,000	2	-	-	152,498	-	152,500
Issuance of common shares upon conversion of debentures	-	-	-	-	-	-	17,687	2	-	-	67,211	-	67,213
Issuance of common shares for accounts payable	-	-	-	-	-	-	32,941	3	-	-	139,997	-	140,000
Issuance of common shares upon conversion of Series D preferred stock	(68,312)	(7)	-	-	-	-	341,560	34	-	-	(27)	-	-
Net income three months ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	3,528,279	3,528,279
Balance as of June 30, 2021	376,275	$39	731,845	$74	46,847	$5	3,765,739	$377	-	$-	$30,768,568	$(37,276,812)	$(6,507,749)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,928,646	-	1,928,646
Proceeds from uplist	-	-	-	-	-	-	2,400,000	240	-	-	12,003,360	-	12,003,600
Offering costs	-	-	-	-	-	-	-	-	-	-	(1,651,889)		(1,651,889)
Reclassification of derivative liabilities upon extinguishment of warrants	-	-	-	-	-	-	-	-	-	-	9,809,405	-	9,809,405
Debenture warrants	-	-	-	-	-	-	-	-	-	-	12,624	-	12,624
Deferred offering costs	-	-	-	-	-	-	-	-	-	-	(78,038)	-	(78,038)
Common stock issued for the exercise of warrants	-	-	-	-	-	-	522,108	52	-	-	(52)	-	-
Issuance of common shares and pre-funded warrants upon conversion of Series D preferred stock	(376,275)	(39)	-	-	-	-	1,293,430	129	587,945	59	(149)	-	-
Issuance of common shares upon conversion of Series E preferred stock	-	-	(645,845)	(65)	-	-	3,229,225	323	-	-	(258)	-	-
Issuance of common shares upon conversion of Series F preferred stock	-	-	-	-	(46,847)	(5)	234,237	23	-	-	(18)	-	-
Issuance of common shares for Upsider	-	-	-	-	-	-	321,390	32	-	-	1,394,736	-	1,394,768
Issuance of common shares for Parrut	-	-	-	-	-	-	257,545	26	-	-	1,264,525	-	1,264,551
Issuance of common shares for Novo	-	-	-	-	-	-	508,711	51	-	-	2,019,532	-	2,019,583
issuance of common shares upon conversion of debentures and accrued interest	-	-	-	-	-	-	1,489,444	149	-	-	4,290,953	-	4,291,102
Exercise of restricted stock units	-	-	-	-	-	-	12,500	1	-	-	(1)	-	-
common shares issued	-	-	-	-	-	-	360,000	36	-	-	1,796,364	-	1,796,400
Net income three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	(7,650,076)	(7,650,076)
Balance as of September 30, 2021	-	$-	86,000	$9	-	$-	14,394,329	$1,439	587,945	$59	$63,558,308	$(44,926,888)	$18,632,927

Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued for restricted stock units	-	-	-	-	-	-	105,675	11	-	-	(11)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	14,784,821	$1,479	587,945	$59	$68,767,322	$(55,041,978)	$13,726,891
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	381,351	-	381,351
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	237,906	-	237,906
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for the exchange of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for restricted stock units	-	-	-	-	-	-	66,325	7	-	-	(7)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,188,760)	(1,188,760)
Balance as of June 30, 2022	-	$-	86,000	$9	-	$-	14,851,146	$1,486	587,945	$59	$69,386,572	$(56,230,738)	$13,157,388
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	765,743	-	765,743
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	156,866	-	156,866
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	658,266	(658,266)	-
Relative fair value of warrants issued with debt	-	-	-	-	-	-	-	-	-	-	1,032,842	-	1,032,842
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,626,365)	(5,626,365)
Balance as of September 30, 2022	-	$-	86,000	$9	-	$-	14,851,146	$1,486	587,945	$59	$72,000,289	$(62,515,369)	$9,486,474

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(10,997,463)	$(10,401,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,881,967	1,678,067
Bad debt expense	479,065	79,305
Gain on debt extinguishment	(1,205,195)	(24,925)
Equity based compensation expense	3,415,670	3,543,887
Warrant modification expense	152,244	12,624
Recognized loss on marketable securities	-	1,424
Loan principal paid directly through grant	-	(2,992)
Amortization of debt discount and debt costs	135,161	2,503,160
Impairment expense	2,129,101	2,530,325
Initial derivative expense	-	3,585,983
Change in fair value of derivative liability	-	(7,315,580)
Factoring discount fee and interest	150,117	-
Change in fair value of earn-out liability	26,604	102,116
Changes in assets and liabilities:
Increase in accounts receivable	(1,273,012)	(3,517,385)
Decrease in accounts receivable - related parties	49,033	15,043
Increase in prepaid expenses and other current assets	(64,221)	(53,823)
Increase in accounts payable and accrued liabilities	(146,406)	642,427
Decrease in accounts payable and accrued liabilities - related parties	(163,672)	(687,460)
Deferred payroll taxes	-	(135,699)
Increase in other liabilities	-	2,840
(Decrease) increase in deferred revenue	(226,208)	456,824
Net cash used in operating activities	(4,657,214)	(6,985,702)

Cash Flows From Investing Activities:
Cash and receivables acquired	-	230,855
Capitalized software development costs	(1,325,491)	-
Cash paid for acquisitions; net of cash acquired	-	(2,304,528)
Purchase of property and equipment	(73,037)	-
Net cash used in investing activities	(1,398,528)	(2,073,673)

Cash Flows From Financing Activities:
Proceeds from notes	2,135,000	250,000
Proceeds from convertible notes	-	2,153,200
Deferred offering costs	-	(78,038)
Payments of loans	(1,323,773)	(156,131)
Repayments of sale of future revenues	-	(10,904)
Proceeds from factoring agreement	5,613,871	-
Repayments of factoring agreement	(2,944,876)	-
Offering Costs	-	(1,651,889)
Proceeds from sale of common stock and warrants	-	13,800,000
Net cash provided by financing activities	3,480,222	14,306,238

Net increase (decrease) in cash	(2,575,520)	5,246,863
Cash, beginning of period	2,584,062	99,906

Cash, end of period	$8,542	$5,346,769

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$208,351	$175,580
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$1,955,289	$-
Purchase price measurement period adjustment to goodwill and accounts receivable	$35,644	$-
Original issue discount deducted from convertible note proceeds	$-	$342,554
Debt discount on warrants granted with notes	$1,032,842	$-
Debt costs deducted from convertible note proceeds	$-	$334,800
Loans issued as consideration for acquisitions	$-	$4,750,000
Notes and accrued interest converted to common stock	$-	$4,647,794
Common stock issued/to be issued for asset acquisitions	$-	$8,241,082
Notes payable and accrued interest exchanged for debentures	$-	$252,430
Accounts payable paid with common stock	$-	$140,000
Accrued compensation paid with common stock	$-	$16,425
Warrant derivative liability extinguished	$-	$10,182,476
Write off of right-of-use asset and lease liability	$-	$103,953
Earn-out liability consideration for acquisition	$-	$1,668,297
Shares issued for Upsider earn-out liability	$-	$1,394,768
Deferred offering costs charged to additional paid-in capital	$-	$78,038
Warrant derivative liability at inception recorded as debt discount	$-	$2,374,076

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI”), is a holding company based in New York, New York. The Company has seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” “our,” “us,” or “we”.

The Company operates an on-demand recruiting platform digitally transforming the $28.5 billion employment and recruiting agencies industry. The Company offers recruiting software and services through an online, AI-powered sourcing platform (the ″Platform”) and network of on-demand recruiters. Businesses from startups to the Fortune 100 use the Company to help address their critical talent needs and solve recruiting and hiring challenges. As of September 30, 2022, the Company employed 70 full time corporate employees and 72 outside staffing professionals.

The Company’s website, www.Recruiter.com, provides access to its network of recruiters to employers seeking to hire talent and utilizes an innovative web platform, software with integrated AI-driven candidate to job matching, and video screening software to source qualified talent more easily and quickly.

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis, aided by cutting-edge AI-based candidate sourcing and matching and video screening technologies.

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company’s mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

Reincorporation and Reverse Stock Split

We were originally incorporated on July 28, 2008 in the State of Oklahoma as SA Recovery Group, but, on March 17, 2015, we effected a merger whereby we became incorporated as a Delaware corporation. Then, effective March 31, 2019, we completed a merger with Recruiter.com, Inc. and thereafter changed our name to Recruiter.com Group, Inc. on May 9, 2019 and reincorporated in the state of Nevada on May 13, 2020. Simultaneously with the reincorporation, the number of shares of Common Stock the Company is authorized to issue was increased from 31,250,000 shares to 250,000,000 shares. The reincorporation did not result in any change in the corporate name, business, management, fiscal year, accounting, location of the principal executive office, or assets or liabilities of the Company.

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

In the opinion of management, these unaudited interim financial statements as of and for the three and nine months ended September 30, 2022 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period. All references to September 30, 2022 in these footnotes are unaudited.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets, software for internal use capitalized, and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. At September 30, 2022 and December 31, 2021, the Company had $0 and $1,667,798 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of September 30, 2022 and December 31, 2021. The Company had no cash equivalents during or at the end of either period.

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

We generate revenue from the following activities:

•

Software Subscriptions: We offer a managed service subscription using our web-based platform and other software tools to help employers recruit talent. Our Platform allows our customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2022 or December 31, 2021.

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

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recruiters on Demand	$4,540,454	$3,437,706	$13,430,501	$6,192,133
Consulting and staffing services	1,282,513	1,665,160	3,555,267	5,895,264
Permanent placement fees	141,500	403,059	759,075	631,221
Software Subscriptions	693,495	465,112	2,198,232	640,902
Marketplace Solutions	309,680	286,845	1,005,670	443,801
Total revenue	$6,967,642	$6,257,882	$20,948,745	$13,803,321

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

As of September 30, 2022 and December 31, 2021, deferred revenue amounted to $520,241 and $746,449 respectively. During the nine months ended September 30, 2022, the Company recognized $746,449 of revenue that was deferred as of December 31, 2021. Deferred revenue as of September 30, 2022 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 9/30/22	Recognize in Q4 2022	Recognize in 2023
Recruiters on Demand	$49,372	$4,718	$44,654
Permanent placement	185,750	185,750	-
Software Subscriptions	107,296	107,296	-
Marketplace	177,823	107,767	70,056
TOTAL	$520,241	$405,531	$114,710

Revenue from international sources was approximately 1% and 4% for the three months ended September 30, 2022 and 2021, respectively.

Revenue from international sources was approximately 3% for each of the nine months ended September 30, 2022 and 2021.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,300,172 and $934,219 as of September 30, 2022 and December 31, 2021, respectively. Bad debt expense was $115,363 and $20,579 for the three-month periods ended September 30, 2022 and 2021, respectively, and $479,065 and $79,305 for the nine-month periods ending September 30, 2022 and 2021, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

The Company has a factoring agreement that provides advance payments on up to 85% of the amount of eligible trade accounts receivables. As of September 30, 2022 and December 31, 2021, the Company had $1,203,616 and $0 of factored invoices recorded as liabilities, respectively. At September 30, 2022 and December 31, 2021, the Company had $339,795 and $0 due from the factor representing the 15% escrow and additional cash reserves, respectively, netted against the factor liabilities on the unaudited condensed consolidated balance sheets. See Note 7 for additional discussion on the factoring agreement.

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

Property and equipment depreciation expense for both the three months ended September 30, 2022 and 2021 was $3,603 and $288, respectively, and was $4,084 and $866 for the nine months ended September 30, 2022 and 2021, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of September 30, 2022, one customer accounted for more than 10% of the accounts receivable balance, at approximately 19%.

As of December 31, 2021, two customers accounted for more than 10% of the Company’s accounts receivable balance, at 13% and 12% for a total of 25%.

For the three months ended September 30, 2022 one customer accounted for more than 10% of total revenue, at 10%.

For the three months ended September 30, 2021, three customers accounted for more than 10% of total revenue, at 12%, 11% and 11%, for a total of 34%.

For the nine months ended September 30, 2022, two customer accounted for more than 10% of total revenue, at 12% and 10%, for a total of 22%.

For the nine months ended September 30, 2021, one customer accounted for more than 10 % of total revenue, at 14%.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $342,622 and $138,442 for the three months ended September 30, 2022 and 2021, respectively. Advertising and marketing costs were $619,418 and $270,991 for the nine months ended September 30, 2022 and 2021, respectively. These costs are included in sales and marketing in the accompanying unaudited condensed consolidated statements of operations.

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability was considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of September 30, 2022 and December 31, 2021, the earn-out liability account balance as reported in the balance sheets is $0 and $578,591, respectively. In April 2022, the earn-out liability was forgiven in full and recorded as a gain on debt extinguishment on the unaudited condensed consolidated statement of operations. See Note 13 for more information. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company did not have investment securities or warrant derivative liabilities at September 30, 2022. The tables below summarize the fair values of our financial assets and liabilities as of September 30, 2022 and December 31, 2021:

	Fair Value at September 30,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$-	$-	$-	$-

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Contingent consideration for acquisitions	$578,591	$-	$-	$578,591

For the Company’s earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended September 30, 2022 and December 31, 2021:

Beginning balance, December 31, 2020	$-
Acquisitions and Settlements:
Novo Group Acquisition	543,297
Re-measurement adjustments:
Change in fair value of earn-out liability	35,294
Ending balance, December 31, 2021	578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)
Ending balance, September 30, 2022	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Significant unobservable inputs used in the earn-out fair value measurements of the Company’s contingent consideration liabilities designated as Level 3 are as follows:

	September 30, 2022	December 31, 2021

Fair value	-	$578,591
Valuation technique	Discounted cash flow	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement	Projected revenue and probability of achievement

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Balance at December 31	$-	$11,537,997
Additions to derivative instruments	-	5,960,059
Reclassifications to equity upon modification or cancellation of warrants	-	(10,182,476)
(Gain) loss on change in fair value of derivative liability	-	(7,315,580)
Balance at September 30,	$-	$-

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

The Company performs its annual goodwill impairment assessment on December 31 of each year or as impairment indicators dictate (see Note 5).

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

September 30, 2022

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss, if any, on the marketable securities during the three and nine months ended September 30, 2022 and 2021 has been included in a separate line item on the condensed consolidated statements of operations, Net Recognized Loss on Marketable Securities.

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

September 30, 2022

(UNAUDITED)

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Our practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Derivative Instruments

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features that do not require bifurcation under ASC 815 are no longer subject to separation into an equity classified component. Consequently, a convertible debt instrument, shall be accounted for as a single liability measured at its amortized cost. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method.

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

Product Development

Product development costs consisting of support and maintenance and of our website and our Platform and are charged to operations as incurred and are included in selling, general and administrative expenses.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the three and nine months ended September 30, 2022, the Company recorded a deemed dividend of $658,266 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 13,432,368 and 10,353,849 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021, respectively, because their effects would have been anti-dilutive.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2022
Net income (loss)	$(5,626,365)	$(810,997,463)
Deemed dividend	(658,266)	(658,266)
Net income (loss), numerator, basic computation	$(6,284,631)	$(11,655,729)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Options	3,721,712	2,362,390	3,721,712	2,362,390
Stock awards	152,925	234,100	152,925	234,100
Warrants	9,127,731	6,682,359	9,127,731	6,682,359
Convertible preferred stock	430,000	1,075,000	430,000	1,075,000
	13,432,368	10,353,849	13,432,368	10,353,849

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

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

September 30, 2022

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s condensed consolidated financial statements.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that there was substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. This determination was based on the following factors: (1) the Company used cash of $4,657,214 in operations during the nine months ended September 30, 2022 and has a working capital deficit approximately $4,099,756 at September 30, 2022; (2) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (3) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (4) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Though the overall job market has remained relatively strong in 2022, the Company cannot guarantee continued demand for its recruiting solutions and has seen signs of a worsening economic climate. Overall, management is focused on effectively positioning the Company for a period of decreased demand in hiring which management believes is currently happening and will persist into 2023. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey, as well as impact from the COVID-19 pandemic or other economic factors.

The Company also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, recession, or other factors, may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$371,706	$175,263
Prepaid shares issued for services	30,336	237,382
Prepaid insurance	-	111,040
Other receivables	1,214	22,394
Prepaid expenses and other current assets	$403,256	$546,079

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of September 30, 2022 and December 31, 2021 were $42,720 for both periods and accumulated unrealized losses were $42,720 as of September 30, 2022 and December 31, 2021, respectively. The fair market value of available for sale marketable securities was $0.00 as of September 30, 2022 and December 31, 2021, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00.

Net recognized gains on equity investments were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Net realized gains (losses) on investment sold	$-	$-
Net unrealized loss on investments still held	-	(1,424)

Total	$-	$(1,424)

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

The reconciliation of the investment in marketable securities is as follows for the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
Balance - December 31	$-	$1,424
Additions	-	-
Proceeds on sales of securities	-	-
Recognized loss	-	(1,424)
Balance - September 30	$-	$-

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions is $6,696,209 while the 2019 acquisition was $3,517,315. The Company performed a goodwill impairment test as of September 30, 2022 using market data and discounted cash flow analysis and determined that goodwill was impaired in the amount of $582,114 at September 30, 2022. The Company performed a goodwill impairment test in 2021 using market data and discounted cash flow analysis. Based on that test, we determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was impaired in the amount of $2,530,325 during 2021.

The changes in the carrying amount of goodwill for the periods ended September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Carrying value - January 1	$7,718,842	$3,517,315
Goodwill acquired during the year	-	6,731,852
	7,718,842	10,249,167
Purchase price measurement period adjustments	(35,644)	-
Impairment losses	(582,114)	(2,530,325)
Carrying value - end of period	$7,101,084	$7,718,842

Intangible Assets

During 2021, we acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions described in Note 13. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and preliminary valuations of the assets acquired and, accordingly, the fair values of these intangible assets are finalized in accordance with ASC 805. Prior to 2021, we had acquired approximately $2.0 million in intangible assets.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Intangible assets are summarized as follows:

	September 30, 2022	December 31, 2021
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,965	1,726,965
Internal use software developed	1,325,491	-
Domains	40,862	40,862
	14,972,539	13,647,048
Less accumulated amortization	(6,783,099)	(3,905,216)
Total	8,189,440	9,741,832
Less impairment	(1,546,987)	-
Carrying value	$6,642,453	$9,741,832

Amortization expense of intangible assets was $952,170 and $842,934 for the three months ended September 30, 2022 and 2021, respectively, and was $2,877,882 and $1,677,202 for the nine months ended September 30, 2022 and 2021, respectively, related to the intangible assets acquired in business combinations and the internal use software. Approximate future amortization of intangible assets is expected to be as follows: 2022 (remainder of year), $897,486; 2023, $3,338,269; 2024 $1,569,304; 2025, $696,485; 2026, $116,518; and thereafter, $24,391. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

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

NOTE 7 - LOANS PAYABLE AND FACTORING AGREEMENT

Term Loans

We have outstanding balances of $0 and $50,431 pursuant to two term loans as of September 30, 2022 and December 31, 2021, respectively. The loans originated in 2013 and 2018, respectively. The loans had variable interest rates, with rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

One of the term loans was a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA made payments on our behalf of $0 during the three month and $3,382 during nine months ended September 30, 2021, which have been recorded as grant income in the financial statements. These payments were applied $0 and $2,992 to principal, and $0 and $390 to interest expense for the three and nine months ended September 30, 2021, respectively.

Our Chief Operating Officer, who is also a shareholder, had personally guaranteed the loans described above.

We paid off the outstanding balance of both loans in February 2022 and no longer have any obligation related to such notes.

Paycheck Protection Program Loan

During April and May 2020, the Company, through its four subsidiaries, received an aggregate of $398,545 in loans proceeds borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the SBA, which we expected to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments beginning after the initial 6-month deferral period for payments. We have applied for forgiveness for all loans. As of December 31, 2020, $373,795 of loans have been forgiven. We have classified the remaining balance of $24,750 as long term at December 31, 2020. We recorded forgiveness of debt income of $376,177 for the $373,795 of principal and $2,382 of related accrued interest forgiven in 2020.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 13). The note had a term of 24 months, accrued interest at 6%, and matured on July 1, 2023. The note required monthly payments of $77,561. At September 30, 2022, the outstanding balance on the promissory note with Parrut was $828,122. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on March 31, 2023 (see Note 14).

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 13). The note originally had a term of 30 months, bore interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 30, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment on the condensed consolidated statement of operations. At September 30, 2022, the outstanding balance on the promissory note with Novo Group was $1,598,368.

On August 17, 2022, we issued promissory notes for $1,111,111 , in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have  a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 10) (the “8/17/22 Warrants”). The 8/17/22 Warrants  were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $537,992, was $573,119.

On August 30, 2022, we issued promissory notes for $1,305,556 , in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556 . The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 10) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants  were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $641,357, was $664,199.

At September 30, 2022 and December 31, 2021, the outstanding principal balance on the promissory notes payable totaled $4,843,157 and $4,299,831, respectively.

Factoring Arrangement

We entered into a factoring agreement with CSNK Working Capital Finance Corp. d/b/a Bay View Funding, a subsidiary of Heritage Bank of Commerce (the “Buyer”), effective April 27, 2022 (the “Factoring Agreement”), for the purpose of factoring our trade accounts receivable with recourse. The proceeds of the factoring are used to fund our general working capital needs. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. The agreement is for a term of twelve months with an auto renewal clause for an additional twelve months unless terminated by the parties. The agreement is secured by substantially all assets of the Company.

Pursuant to the Factoring Agreement, we sell certain trade accounts receivable to the Buyer. We are charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 3.25% due on the first day of each month. We are also charged a factoring fee of 0.575% of the gross face value of any trade accounts receivables for the first 30 days from when the trade accounts receivable is purchased and 0.30% for each fifteen days afterward until the purchased receivable is paid in full or repurchased.

We receive advances of up to 85% of the amount of eligible trade accounts receivable. Advances outstanding shall not exceed the lesser of $3,000,000 or an amount equal to the sum of all undisputed purchased trade accounts receivable multiplied by 85%, less any reserved funds.

All collections of purchased receivables go directly to the Buyer controlled lockbox and Buyer shall apply these collections to the Company’s obligations. The Company will immediately turn over to Buyer any payment on a purchased receivable, or receivable assigned to Buyer under the Factoring Agreement, that comes into the Company’s possession. In the event the Company comes into possession of a remittance comprising payments of both a purchased receivable and receivable which has not been purchased by Buyer, the Company is required to hold the same in accordance with the provisions set forth above and immediately turn same over to Buyer.

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of September 30, 2022 and December 31, 2021, $863,821 and $0 of advances were outstanding under the factoring arrangement, respectively, net of amounts due from the factor of $339,795 and $0, respectively.

As consideration for Buyer forgoing other factoring transactions in the marketplace and for establishing the maximum credit of $3,000,000, the Company paid the Buyer a facility fee upon entering into the Factoring Agreement (the “Facility Fee”) in the amount of one half of one percent (0.50%) of the maximum credit, $15,000. An additional Facility Fee is charged for increases to the maximum credit, but only for the incremental increase. The Facility Fee was accounted for as a factoring fee expense.

The cost of factoring for the three and nine months ended September 30, 2022 was $104,683 and $150,117, respectively, and is included in interest expense ($34,082 and $53,977, respectively) and general and administrative expenses ($70,601 and $96,140, respectively) on the unaudited condensed consolidated statements of operations.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

The status of the loans payable as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Term loan(s)	$-	$50,431
Promissory notes	4,843,157	4,299,831
Factoring arrangement	863,822	-
Total loans payable	5,706,979	4,350,262
Less: Unamortized debt discount or debt issuance costs	(1,179,348)	-
Less current portion	(4,300,891)	(1,712,387)
Non-current portion	$226,740	$2,637,875

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2022 (remainder of year)	$1,570,817
2023	4,136,162
2024	-
Total	5,706,979
Less: Debt discount and debt issuance costs	(1,179,348)
Total minimum principal payments	$4,527,631

NOTE 8 - CONVERTIBLE NOTES PAYABLE

2020 Debentures:

In May and June 2020, the Company entered into a Securities Purchase Agreement, effective May 28, 2020 (the “Purchase Agreement”) with several accredited investors (the “Purchasers”). Four of the investors had previously invested in the Company’s preferred stock. Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of (i) $2,953,125 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “Debentures”), and (ii) 738,282 common stock purchase warrants (the “Warrants”), which represents 100% warrant coverage. On July 21, 2021, we increased the number of Warrants to 739,787 from 738,282 due to anti-dilution provisions in the warrants. The Company received a total of $2,226,000 in net proceeds from the offering, after deducting the 12.5% original issue discount of $328,125, offering expenses and commissions, including the placement agent’s commission and fees of $295,000, reimbursement of the placement agent’s and lead investor’s legal fees and the Company’s legal fees in the aggregate amount of $100,000 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, 147,657 common stock purchase warrants exercisable at $5.00 per share. The number of placement agent warrants issued was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

On August 17, 2022 and August 30, 2022, we issued warrants with an exercise price of $2.00 (see Note 7). Consequently, the number of Warrants associated with the 2020 Debentures were increased from 739,787 to 1,300,093, and the exercise price was reduced from $5.00 to $2.00 (see Note 10) due to anti-dilution provisions in Warrants. The exercise price of the Warrants was then again reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut however there was no further full ratchet adjustment to the quantity of warrants due to the maximum limit allowed (see Note 14). The Warrants are exercisable for three years from May 28, 2020 subject to certain adjustments.

The Debentures matured on May 28, 2021, subject to a nine-month extension at the Company’s option which was taken, and the Company incurred $253,767 of penalty which is included in interest expense in 2021 on the unaudited condensed consolidated statements of operations. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Note 10).

The Company’s obligations under the Purchase Agreement and the Debentures are secured by a first priority lien on all of the assets of the Company and its subsidiaries pursuant to a Security Agreement, effective May 28, 2020 (the “Security Agreement”) by and among the Company, its wholly owned subsidiaries, and the Purchasers, subject to certain existing senior liens. The Company’s obligations under the Debentures are guaranteed by the Company’s subsidiaries.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Pursuant to the Purchase Agreement, the Purchasers have certain participation rights in future equity offerings by the Company or any of its subsidiaries for a period of 24 months after the closing, subject to customary exceptions. The Debentures and the Warrants also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants and the conversion or exercise price in case of future dilutive offerings (subject to a maximum quantity of warrants upon adjustment).

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

Amortization expense was $0 and $786,029 for the three and nine months ended September 30, 2021, respectively.

On November 23, 2020, we issued a convertible promissory note in the amount of $250,000 to a current stockholder and noteholder, and received proceeds of $250,000. The note bears interest at 5% per year and matures on March 24, 2021. If we consummated a Qualified Offering on or before March 24, 2021 then the remaining outstanding and unpaid amount of the note would automatically be converted into shares of our common stock (or units of common stock and warrants to purchase common stock, if units are offered to the public in the Qualified Offering) at the Qualified Offering Price. “Qualified Offering” shall mean an offering of common stock (and other securities potentially) for an aggregate price of at least $5,000,000 resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing). For the purposes of this note ”Qualified Offering Price” means the price per share (or unit, if units are offered in the Qualified Offering) at which the Qualified Offering is made.

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

September 30, 2022

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

2021 Debentures:

During January 2021, we entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “2021 Purchase Agreements”), with twenty accredited investors (the “2021 Purchasers”). Pursuant to the 2021 Purchase Agreements, we agreed to sell to the 2021 Purchasers a total of (1) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “2021 Debentures”), and (2) 699,750 common stock purchase warrants (the “2021 Warrants”), which represents 100% warrant coverage. On July 21, 2021, we increased the number of warrants to 701,164 from 669,750 due to anti-dilution provisions in the warrants.  We received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the 2021 Debentures of $93,530. We also agreed to issue to the placement agent, as additional compensation, warrants exercisable in to 139,950 shares of our common stock, exercisable at $5.00 per share (the “PA Warrants”). The number of shares issuable under the PA Warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

On August 17, 2022 and August 30, 2022, we issued warrants with a exercise price of $2.00 (see Note 7). Consequently, the number of 2021 Warrants associated with the 2021 Debentures were increased from 772,303 (which is the 701,164 discussed above plus the February 2021 warrants totaling 71,139 as discussed below) to 1,146,952, and the exercise price was reduced from $5.00 to $2.00 (see Note 10) due to anti-dilution provisions in the 2021 Warrants. The exercise price of the 2021 Warrants was then again reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut however there was no further adjustment to the quantity of warrants due to the maximum limit allowed (see Note 14). The 2021 Warrants are exercisable for three years from the dates of the 2021 Purchase Agreements. subject to certain adjustments.

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

Our obligations under the 2021 Purchase Agreements and the 2021 Debentures were secured by a first priority lien on all of our assets and that of our subsidiaries pursuant to Security Agreements, dated January 5, 2021 and January 20, 2021 (the “2021 Security Agreements”) by and among us, our wholly owned subsidiaries, and the Purchasers, subject to certain existing senior liens. Our obligations under the 2021 Debentures were guaranteed by our subsidiaries.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Pursuant to the 2021 Purchase Agreements, the 2021 Purchasers have certain participation rights in our future equity offerings or those of our subsidiaries after the closing, subject to customary exceptions. The 2021 Debentures and the 2021 Warrants also contain certain price protection provisions providing for adjustment of the number of shares of our common stock issuable upon conversion of the 2021 Debentures and/or exercise of the 2021 Warrants and the conversion or exercise price in case of future dilutive offerings (subject to a maximum quantity of warrants upon adjustment).

In February 2021, the holder of a $250,000 November 2020 promissory note elected to convert the $250,000 note, plus accrued interest of $2,430, into $283,984 principal amount of 2021 Debentures (including 12.5% Original Issue Discount of $31,554) based on the same terms as those issued in January 2021 (described above), plus a 2021 Warrant exercisable into 70,996 shares of our common stock. On July 21, 2021, we increased the number of warrants to 71,139 from 70,996 due to anti-dilution provisions in the warrants.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the three and nine months ended September 30, 2022.

Our Series E preferred stock is the only class of our preferred stock that is outstanding as of September 30, 2022 and December 31, 2021. Series E preferred stock has a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%, into common stock based on the stated value per share divided by $4.00 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the Certificate of Designation for such series occurs, we shall pay, within three days, to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2022 and December 31, 2021 the Company had 14,851,146 and 14,566,420 shares of common stock outstanding, respectively.

Shares issued upon exchange of common stock warrants

On January 6, 2022, upon agreement with a warrant holder, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants. The shares were valued at approximately $473,000 based on the stock price, while the exchanged warrants had a Black-Scholes value of approximately $321,000, resulting in a loss on exchange and credit to equity of $152,244.

Reverse Stock Split

On June 18, 2021 the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-2.5. The reverse stock split was effective as of June 18, 2021. Simultaneously with the reverse stock split, the Company reduced the authorized common shares from 250,000,000 to 100,000,000. All share and per share data in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect the effects of the reverse stock split.

Shares granted for services

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $148,836 during each of the three months ended September 30, 2022 and 2021, and $446,507 and $497,132 for the nine months ended September 30, 2022 and 2021, respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. 76,175 shares from those RSUs have been issued during the three months ended March 31, 2022.

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

During the three months ended September 30, 2022, no RSUs were granted to vendors for services. 7,500 RSUs were vested and issuable as of September 30, 2022 related to RSUs granted in prior periods.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Total expense for RSUs for the three and nine months ended September 30, 2022 was $245,864 and $870,773, respectively. Total expense for RSUs for the three and nine months ended September 30, 2021 was $199,461 and $497,132.

Restricted stock grant activity for the period ended September 30, 2022 is as follows:

Stock Awards
Outstanding at December 31, 2020	221,600
Granted	158,790
Vested	(151,290)
Vested and issuable	(83,100)
Forfeited or cancelled	-
Outstanding at December 31, 2021	146,000
Granted	95,825
Vested and issued	(88,325)
Vested and issuable	(7,500)
Forfeited or cancelled	-
Outstanding at September 30, 2022	146,000

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

On January 6, 2022, the Company granted to a consultant a total of 20,000 options to purchase common stock, exercisable at $2.64 per share, under the terms of the 2021 Equity Incentive Plan (the “2021 Plan”). The options have a term of five years. The options vested 50% on March 3, 2022 and 50% on April 3, 2022.

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

September 30, 2022

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

On May 17, 2022, the Company granted to employees a total of 22,500 options to purchase common stock, exercisable at $1.07 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one-year cliff, with the first portion vesting on May 17, 2023.

On June 2, 2022, the Company granted a consultant a total of 25,461 options to purchase common stock, exercisable at $1.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over one year, with the first portion vesting on July 6, 2022.

On June 27, 2022, the Company granted to employees a total of 37,500 options to purchase common stock, exercisable at $1.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one-year cliff, with the first portion vesting on June 27, 2023.

On August 30, 2022, the Company granted to directors a total of 270,000 options to purchase common stock, exercisable at $1.31 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vest immediately.

On August 30, 2022, the Company granted to employees a total of 550,000 options to purchase common stock, exercisable at $1.31 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest months over two years.

On September 22, 2022, the Company granted to employees a total of 80,000 options to purchase common stock, exercisable at $1.10 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest months over two years.

The fair values of stock options granted during the nine months ended September 30, 2022 were estimated using Black-Sholes option-pricing model with the following assumptions:

September 30, 2022
Risk-free interest rates	0.31-4.12%
Expected life (in years)	1.00 - 5.00
Expected volatility	136-226%
Dividend yield	0%

During the three months ended September 30, 2022 and 2021, we recorded $765,743 and $1,564,091 of compensation expense, respectively, related to stock options.

During the nine months ended September 30, 2022 and 2021, we recorded $2,544,898 and $2,729,160 of compensation expense, respectively related to stock options.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

A summary of the status of the Company’s stock options as of September 30, 2022, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,671,177	$3.89	2.71	53,670
Granted	1,452,561	1.58	-	-
Exercised	-	-	-	-
Expired or cancelled	(402,026)	3.61	-	-
Outstanding at September 30, 2022	3,721,712	$3.20	3.08	21,718
Exercisable at September 30, 2022	698,208	$-	2.59	750

As of September 30, 2022, there was approximately $3,608,231 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2022 (remainder of year), $597,980; 2023, $1,636,341; 2024, $837,930; 2025, $501,599; and 2026, $34,381.

Warrants

On January 6, 2022, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants (See Note 9).

During August 2022, the Company granted 1,510,417 warrants as a part of various debt financings (See Note 7). These warrants had an exercise price per share of $2.00 and expire in five years. The exercise price of the warrants was then reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut on October 14, 2022 (see Note 14). The aggregate relative fair value of the warrants, which was allocated against the debt proceeds totaled $1,032,842 at the date of issuance based on the Black Scholes Merton pricing model using the following estimates: exercise price of $2.00, 3.04-3.27% risk free rate, 175.47% volatility and expected life of the warrants of 5 years. The relative fair value was reflected in additional paid-in capital and as a debt discount to be amortized over the term of the loans.

As a result of the sale in August 2022 of notes and warrants as described above and in Note 7, the number and exercise price of the 2020 Warrants and the 2021 Warrants in connection with the 2020 and 2021 (See Note 8). Debentures was adjusted due to anti-dilution provisions in such warrants. The exercise price was reduced to $2.00 from $5.00 and the number of warrants was increased from 1,512,090 to 2,447,045. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $658,266 as a result of the trigger of the anti-dilution provisions. On October 19, 2022, the exercise price of the warrants was then reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut (see Note 14).

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

September 30, 2022

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

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2021	6,682,359	$4.92
Issued	1,510,417	2.00
Increase due to trigger of anti-dilution provision	1,047,681	2.00
Exchanged for common stock	(112,726)	5.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2022	9,127,731	$3.65

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at September 30, 2022. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiter-on-Demand service agreements and software subscriptions with us. As of September 30, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue of $22,674 and $236,921 during the three and nine months ended September 30, 2022, respectively, related to this agreement. No such transactions occurred during the year ending December 31, 2021.

Leases

On September 30, 2019, the Company entered into a sublease with a related party (see Note 12) for our former corporate headquarters. The sublease originally was set to expire in November 2022. Monthly lease payments increased from $7,307 to $7,535 in April 2021 and continued at that rate for the remainder of the lease. In July 2021, the Company cancelled the remaining term of the lease with no future payments remaining (see Note 12).

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

September 30, 2022

(UNAUDITED)

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 for the three and nine months ended September 30, 2022, and we have recorded consulting fees expense of $0 and $13,500 during the three and nine months ended September 30, 2021, respectively. The term of the consulting agreement was completed in March 2021. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Expenses to this firm were $9 thousand and $38 thousand for the three months ended September 30, 2022 and 2021, respectively, and expenses to this firm were $25 thousand and $151 thousand for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included in product development expense in our unaudited condensed consolidated statements of operations. In January 2022, the Company hired a full-time Chief Technology Officer and no longer uses the services of Recruiter.com Mauritius.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended September 30, 2022 and 2021, we charged to operating expenses $0 and $25,121 for services provided by Opptly. During the nine months ended September 30, 2022 and 2021, we charged to operating expenses $19,825 and $112,149 for services provided by Opptly. As of August 6, 2021, we had paid off all remaining payables to Opptly due at that time and amended our agreement. We will continue with the License Agreement but have cancelled the sales subscription and services agreements. There could be other fees that will be owed as incurred, based on communication overages. The license agreement expired on March 31, 2022 and was not renewed. As of September 30, 2022 and December 31, 2021, the Company owes Genesys $0 and $22,810, respectively, in payables.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

In past periods Icon Information Consultants used to perform many of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $0 for the three and nine months ended September 30, 2022, and $35,519 and $106,842 for the three and nine months ended September 30, 2021, respectively. EOR costs related to customers processed by Icon Canada were $0 for the three and nine months ended September 30, 2022, and costs related to customers processed by Icon Canada was $33,212 and $99,904 for the three and nine months ended September 30, 2021, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of September 30, 2022 and December 31, 2021, the Company owes Icon $0 and $163,672, respectively, in payables and Icon owes $0 and $49,033, respectively, to the Company. During the three and nine months ended September 30, 2022, we charged to cost of revenue $0 related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2021, we charged to cost of revenue $119,147 and $452,250, respectively, related to services provided by Icon as our employer of record. During the three and nine months ended September 30, 2022, we charged to operating expenses $0 related to management fees, rent and other administrative expense. During the three and nine months ended September 30, 2021, we charged to operating expenses $0 and $132,253, respectively, related to management fees, rent and other administrative expense. During the three and nine months ended September 30, 2022 we charged to interest expense $0 related to finance charges on accounts payable owed to Icon. During the three and nine months ended September 30, 2021, we charged to interest expense $0 and $30,466, respectively, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2021, Icon no longer provides EOR services. In January 2022, a payment of $118,534 was made by the Company to Icon to satisfy the remaining amount owed, net of the amount owed by Icon to the Company.

We also recorded placement revenue from Icon of $0 during the three months ended September 30, 2022 and 2021, respectively, and $0 and $970 during the nine months ended September 30, 2022 and 2021, respectively.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during the three months ended March 31, 2021. During the three months ended March 31, 2021, we charged to cost of revenue $17,745 related to services provided, with no expense in the three months ended September 30, 2021 and with no expense in the three and nine months ended September 30, 2022 and no balance owed as of September 30, 2022.

NOTE 13 - BUSINESS COMBINATIONS

Scouted Asset Purchase

Effective January 31, 2021, the Company, through a wholly owned subsidiary, acquired all of the assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware Corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration for the Scouted Asset Purchase, Scouted shareholders received a total of 224,163 shares of our restricted common stock (valued at $1,625,183 based on a $7.25 per share acquisition date price), of which 33,151 shares of stock were held in reserve and recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The 33,151 shares held in reserve were issued on December 13, 2021. The Scouted Asset Purchase was accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”). The Company has completed the purchase price allocation of the $1.8 million for the acquired intangible assets during the second quarter of 2021. The Company is utilizing the Scouted Assets to expand its video hiring solutions and curated talent solutions, through its Recruiting Solutions subsidiary.

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

September 30, 2022

(UNAUDITED)

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Sales and client relationships and contracts	$1,382,076
Intellectual property	98,721
Domains	18,000
Goodwill	306,386
Total Purchase Price	$1,805,183

Upsider Asset Purchase

Effective March 25, 2021, the Company, through a wholly owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders received net cash of $69,983 and a total of 323,094 shares of our common stock (the “Upsider Shares”) (valued at $2,544,362, based on a $7.88 per share acquisition date price), of which 51,940 of the Upsider Shares were held in reserve and were recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider may also receive earn-out consideration in the form of the issuance of 321,390, shares of our common stock on September 1, 2021 based on the attainment of specific targets during the nine months following closing. The total purchase price was approximately $3.9 million. The assets acquired in the Upsider Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. We also assumed a small amount of liabilities in the form of net payables. The Company utilizes Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology.

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

OneWire Asset Purchase

Effective May 10, 2021, the Company, through a wholly owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders received a total of 155,327 shares (the “Consideration Shares”) of common stock, valued at $1,255,000, based on a price per share of $8.0797, the volume-weighted average price of the common stock for the 30 day period immediately prior to the closing date), of which 31,066 of the Consideration Shares are subject to forfeiture as security against a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. At the date of closing, the common stock was valued at $1,436,777, and there was a to be determined working capital adjustment to be paid in additional common shares recorded as a liability at a fair value of $45,751 for a total purchase price of $1,482,528. The assets acquired in the OneWire Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. The Company has completed the purchase price allocation of the $1.5 million for the acquired intangible assets during the second quarter of 2021. OneWire’s expansive candidate database in financial services and candidate matching service amplify our reach to give employers and recruiters access to an even broader pool of specialized talent.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As consideration for the Parrut Purchase, the Company paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and a maturity date of July 1, 2023 and granted to Parrut 257,545 shares of our common stock, valued at $1,264,551 based on the acquisition date share price. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of issued shares of our common stock (the “Parrut Earn-Out Consideration”). As of December 31, 2021, the Company’s preliminary estimate of the fair value of the Parrut Earn-Out Consideration was $1,125,000. The Parrut Earn-Out Consideration is equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date. In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period (see Note 14).

The Company also entered into a Registration Rights Agreement with Parrut (the “Registration Rights Agreement”). The Registration Rights Agreement provides that following the Nine-Month Anniversary (as defined in the Registration Rights Agreement), and for a period of five years thereafter, Parrut shall have the ability, on three occasions, to demand that Company shall file with the SEC a registration statement on Form S-1 or Form S-3, pursuant to the terms of the Registration Rights Agreement, to register the Consideration Shares. As of September 30, 2022, Parrut has not demanded the company file any registration statements. Additionally, pursuant to the Registration Rights Agreement, for a period of three years following the Nine-Month Anniversary, whenever the Company proposes to register the issuance or sale of any of its common stock or its own account or otherwise, and the registration form to be used may be used for the registration of the Consideration Shares.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (1) $1,337,500 in cash, (2) a $3,000,000 promissory note with an interest rate of 6%, that matures on February 1, 2024 (the “Novo Note”), (3) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (4) 508,711 restricted shares of common stock valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of common stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners. 25,901 shares remained in escrow as of September 30, 2022.

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

September 30, 2022

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

NOTE 14 – SUBSEQUENT EVENTS

In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period.

As a result of the Parrut earnout shares issued, we reduced the exercise price of the 2020 and 2021 Debenture Note holder warrants from $2.00 to $0.98 due to anti-dilution provisions in these warrants. We also increased the number of warrants issued with the August 17, 2022 and August 30, 2022 notes (See note 7) from 1,510,416 to 3,020,834 and reduced the exercise price from $2.00 to $0.98 due to anti-dilution provisions in these warrants.

On October 14, 2022, we issued 51,941 shares to the original shareholders of Upsider held in escrow pursuant to the Asset Purchase Agreement dated March 25, 2021.

On October 19, 2022, we entered into a loan agreement with Montage Capital II, L.P. for up to $2.25 million in debt funding. We borrowed the first tranche of $2 million and issued 706,551 warrants to Montage Capital II, L.P. with a exercise price of $2.00. We may borrow the second tranche of $250 thousand on or before April 30, 2023 subject to certain conditions.

On October 19, 2022, Parrut agreed to subordinate their note to the loan owed to Montage Capital II, L.P. In return, we restructured the payment schedule to Parrut. The Parrut note now matures on March 31, 2023. As of this subordination, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined it was a debt modification.

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

Overview

We are a holding company that operates an on-demand recruiting platform digitally transforming the 28.5-billion-dollar employment and recruiting agencies industry (IBISWorld Report 09/30/2022). We offer recruiting software and services through an online, AI-powered sourcing platform (the “Platform”) and network of on-demand professional recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

We have seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”).

We leverage proprietary AI-based candidate sourcing software and other recruitment marketing and candidate sourcing technologies to serve our client’s talent needs. For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including consulting, staffing, full-time placement services, and talent effectiveness coaching.

Our mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

•

Software Subscriptions: We offer a managed service subscription using our web-based platform and other software tools to help employers recruit talent. Our Platform allows our customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and on-demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer.

•

Recruiters on Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters on Demand. Recruiters on Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters and then place them on assignment with our employer clients. We derive revenue from Recruiters on Demand by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service.

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

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry-wide conditions, such as the effects of the COVID-19 pandemic and general hiring demand. The recent COVID-19 pandemic dramatically affected the US economy and the job market. Unemployment peaked at 14.7% in April of 2020. Since then, labor markets have continually improved, with the unemployment rate remaining at 3.5% in September of 2022 according to the Bureau of Labor Statistics.

Our management team believes that COVID-19 accelerated significant technology trends that had already existed before the pandemic. For example, the gig economy’s growth (i.e., temporary, flexible jobs) was facilitated by technology, virtual and remote telework with video, and the emergence of on-demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and rapidly moved these trends. Virtual hiring services may continue to trend up, in particular if telework continues as a trend and the job market stays strong.

Demand for recruiting solutions have been relatively strong throughout 2022, as certain clients re-opened, accelerated their hiring initiatives, and invested in specialized talent, but management cannot guarantee its continuance. Management has seen signs of pullbacks in demand for recruiting solutions, in particular within the technology sector. We continue to closely monitor the confidence of recruiters and employers and their respective job requirement load through offline discussions and our Recruiter Index survey, as well as other macro-conditions, such as the COVID-19 pandemic and the possibility of a recessionary environment.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, recession or other macro-economic factors may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, may not be favorable to us.

Quarter Overview

During the three months ended September 30, 2022, we focused on improving the efficiency of our business operations and explored strategic partnerships and opportunities. We also worked to simplify our product offerings and value proposition to employer clients.

Overall, we continued our shift toward on-demand recruiting, re-orienting toward high-margin, scalable business.

Our key highlights during the three and nine months ended September 30, 2022, include the following:

Select Achievements:

•	Launched Recruiter.com shortlist, a service to provide clients a shortlist of ten hand-selected candidates to help fill open roles;

•	Selected by Deel, a platform that streamlines worldwide compliance and payments for international teams, to join their exclusive new Talent Marketplace;

•	Partnered with Professional Diversity Network, Inc. to help employers access diverse talent;

•	Announced a partnership with Oyster, a global employment platform, to help growing companies hire top talent;

•	Announced a partnership with Velocity Global, a global work platform, to allow platforms to achieve greater business productivity and provides seamless solutions to clients; and

•

Signed an Accounts Receivable-backed with recourse factoring agreement to support our growth from Bay View Funding, a subsidiary of Heritage Bank of Commerce (HTBK), a premier community business bank in the heart of Silicon Valley

Since September 30, 2022, our key highlights include the following:

•

Completed a $2.25 million financing by Montage Capital, a pioneer in the growth debt market; and announced cost reductions focused on streamlining our service delivery operation and reducing management overhead; and

•	Signed a Strategic Partnership Agreement with Talent, Inc., a career platform, establishing the terms for a revenue-sharing partnership in order to better monetize Recruiter.com's career communities.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021:

Revenue

We had revenue of $7.0 million for the three-month period ended September 30, 2022, as compared to $6.3 million for the three-month period ended September 30, 2021, representing an increase of $710 thousand or 11%. This increase resulted primarily from an increase in our Recruiters on Demand business of $1.1 million or 32% due to growth in new customers. Software Subscriptions, which contributed $693 thousand of revenue in the quarter ended September 30, 2022, compared to $176 thousand in the year ended December 31, 2021. We also had an increase in our Marketplace Solutions revenue of $23 thousand or 8% from contributions from growth in new customers. Growth was offset by a decrease in our Consulting and Staffing business of $383 thousand or 23% as we shifted focus from this area of our business to the higher margin, faster growing areas. We also had a decrease in Permanent Placement fees of $250 thousand or 49% driven by decreased demand for services to support client hiring needs. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $4.8 million for the three-month period ended September 30, 2022, which included no related party costs, compared to $4.0 million for the corresponding three-month period in 2021, which included related party costs of $212 thousand, representing an increase of $823 thousand or 21%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the three-month period ended September 30, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended September 30, 2022 was $2.2 million, producing a gross profit margin of 31.5%. Our gross profit for the corresponding 2021 three-month period was $2.3 million, producing a gross profit margin of 36.8%. The decrease in the gross profit margin from 2021 to 2022 was due to a greater mix of recruiters on demand we hired earlier in the quarter to support the new business.

Operating Expenses

We had total operating expense of $7.6 million for the three-month period ended September 30, 2022, compared to $8.9 million for the corresponding three-month period in 2021, a decrease of $1.3 million or 15%. This decrease was primarily due to lower stock-based compensation, product development costs, and general and administrative expenses.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2022 was $343 thousand compared to $138 thousand for the corresponding three-month period in 2021, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended September 30, 2022 was at $468 thousand compared to $465 thousand for the corresponding period in 2021. We implemented a new policy on capitalization of costs related to internally developed software. In the three-month period ended September 30, 2022 the amount of such capitalization was $625 thousand, net of accumulated amortization of $106 thousand. The product development expense included $9 thousand and $38 thousand for the three months ended September 30, 2022 and 2021, respectively, paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the three-month period ended September 30, 2022, we incurred a non-cash amortization charge of $952 thousand as compared to $843 thousand for the corresponding period in 2021. The amortization expense in 2022 related to the intangible assets acquired from Genesys, Scouted, Upsider, OneWire, Parrut and Novo Group, as well as amortization expense from capitalized internal use software development costs. The amortization expense in the applicable period of 2021 related to the intangible assets acquired from Genesys, Scouted, Upsider, OneWire and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, which is now fully depreciated.

For the three-month period ended September 30, 2022, we had an impairment expense of $2.1 million related to the value of our intellectual property and goodwill.

General and Administrative

General and administrative expense for the three-month period ended September 30, 2022 included compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2022, our general and administrative expense was $3.7 million, including $766 thousand of non-cash, stock-based compensation. In 2021, for the corresponding period, our general and administrative expense was $4.9 million, including $1.9 million of non-cash, stock-based compensation. This decrease was attributable to decrease in stock-based compensation as well as cost synergies resulting from integration of businesses acquired in 2021.

Other Income (Expense)

Other expense for the three-month period ended September 30, 2022 was $209 thousand compared to $1.1 million in the corresponding 2021 period. The primary reason for the decrease in expense of $886 thousand was a reduction in the change in fair value of derivative liability by $888 thousand, partially offset by the increase in interest expense of $41 thousand.

Net Income (Loss)

For the three-months ended September 30, 2022, we had a net loss of $5.6 million compared to net loss of $7.7 million during the corresponding three-month period in 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

Revenue

We had revenue of $20.9 million for the nine-month period ended September 30, 2022, as compared to $13.8 million for the nine-month period ended September 30, 2021, representing an increase of $7.1 million or 52%. This increase resulted primarily from an increase in our Recruiters on Demand business of $7.2 million during the period, or 117%, due to significant growth in new customers. Additionally, Software Subscriptions, contributed $2.2 million of revenue in the first nine months of 2022 compared to $641 thousand for the same period in 2021. We also had an increase in Permanent Placement fees of $128 thousand during the first nine months of 2022, or 20%, from increased demand for services to support client hiring needs, and an increase in our Marketplace Solutions revenue of $562 thousand, during the first nine months of 2022, or 127%, from growth in new customers. Growth was offset by a decrease in our Consulting and Staffing business of $2.3 million or 40% as we shifted focus from this area of our business to the higher margin, faster growing areas. The extent to which the COVID-19 pandemic will impact our revenue in the subsequent future periods is uncertain at this time.

Cost of Revenue

Cost of revenue was $13.1 million for the nine-month period ended September 30, 2022, which included no related party costs, compared to $9.2 million for the corresponding nine-month period in 2021, which included related party costs of $418 thousand, representing an increase of $3.9 million or 44%. This increase resulted primarily from an increase in compensation expense to support revenue growth. Cost of revenue for the nine-month period ended September 30, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the nine-month period ended September 30, 2022 was $7.8 million, producing a gross profit margin of 37.3%. Our gross profit for the corresponding 2021 nine-month period was $4.6 million, producing a gross profit margin of 33.7%. The increase in the gross profit margin from 2021 to 2022 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $19.7 million for the nine-month period ended September 30, 2022 compared to $15.6 million for the corresponding nine-month period in 2021, an increase of $4.1 million or 26%. This increase was primarily due to higher sales and marketing, product development, and general and administrative expenses, and higher amortization of intangibles expense to $2.9 million from $1.7 million.

Sales and Marketing

Our sales and marketing expense for the nine-month period ended September 30, 2022 was $619 thousand compared to $271 thousand for the corresponding nine-month period in 2021, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the nine-months ended September 30, 2022 increased to $1.2 million from $611 thousand for the corresponding period in 2021. This increase was attributable to new personnel from our recent acquisitions as well as the timing of launching new development projects. We implemented a new policy on capitalization of costs related to internally developed software. In the nine-month period ended September 30, 2022 the amount of such capitalization was $1.2 million, net of accumulated amortization of $158 thousand. The product development expense included $25 thousand and $151 thousand for the nine months ended September 30, 2022 and 2021, respectively, paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the nine-month period ended September 30, 2022, we incurred a non-cash amortization charge of $2.9 million as compared to $1.7 million for the corresponding period in 2021. The amortization expense in 2022 related to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group, as well as amortization expense from capitalized software development costs. The amortization expense in the applicable period of 2021 related to the intangible assets acquired from Genesys, Scouted, Upsider, OneWire and the cost of acquiring customer contracts on July 1, 2020 for our Recruiters on Demand business, which is now fully depreciated.

For the nine-month period ended September 30, 2022, we had an impairment expense of $2.1 million related to the value of our intellectual property and goodwill.

General and Administrative

General and administrative expense for the nine-month period ended September 30, 2022 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine-month period ended September 30, 2022, our general and administrative expense was $12.9 million, including $1.7 million of non-cash stock-based compensation. In 2021, for the corresponding period, our general and administrative expense was $10.5 million, including $3.5 million of non-cash stock-based compensation. This increase was attributable to increases in compensation supporting the growth in our business primarily employees from our recent acquisitions that joined the Company in 2021.

Other Income (Expense)

Other income (expense) for the nine-month period ended September 30, 2022 was an income of $879 thousand compared to income of $530 thousand in the corresponding 2021 period. The primary reason for the increase in income of $254 thousand was due to a reduction in interest expense of $2.8 million, no initial derivative expense in 2022 versus $3.6 million in the comparable 2021 nine-month period, and an increase in the gain on debt extinguishment by $1.2 million in 2022 versus the comparable 2021 period. These were offset partially by no contribution in the change in fair value of derivative liability versus $7.3 in the prior year period.

Net Income (Loss)

For the nine-months ended September 30, 2022, we had a net loss of $11 million compared to a net loss of $10.4 million during the corresponding nine-month period in 2021.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA (loss):

	Three Months Ended September 30,
	2022	2021

Net Income (loss)	$(5,626,365)	$(7,650,076)
Interest expense and finance cost, net	208,351	167,728
Depreciation & amortization	955,774	842,934
EBITDA (loss)	(4,462,240)	(6,639,414)
Bad debt expense	115,363	20,579
Warrant Modification Expense	-	12,623
Loss (gain) on change in fair value of derivative	-	887,791
Impairment expense	2,129,101	2,530,325
Stock-based compensation	668,714	1,928,646
Restricted Stock Units issued for services	97,029	-
Adjusted EBITDA (Loss)	$(1,452,033)	$(1,259,450)
	Nine Months Ended September 30,
	2022	2021
Net loss	$(10,997,463)	$(10,401,863)
Interest expense and finance cost, net	340,257	3,188,138
Depreciation & amortization	2,881,967	1,677,202
EBITDA (loss)	(7,775,239)	(5,544,964)
Bad debt expense	479,065	79,305
Gain on debt extinguishment	(1,205,195)	(24,925)
Initial derivative expense	-	3,585,983
Warrant modification expense	-	12,623
Loss (gain) on change in fair value of derivative	-	(7,315,580)
Impairment expense	2,129,101	2,530,325
Restricted Stock Units issued for services	424,265	-
Stock-based compensation	2,991,405	3,543,887
Adjusted EBITDA (Loss)	$(2,956,598)	$(3,133,346)

Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities was $4.7 million, compared to net cash used in operating activities of $4.7 million for the corresponding nine-month period in 2021. For the nine months ended September 30, 2022, net loss was $11 million. Net loss included non-cash items of depreciation and amortization expense of $2.9 million, goodwill and intangible asset impairment of $2.1 million, gain on extinguishment of debt of $1.2 million, bad debt expense of $479 thousand, warrant modification expense of $152 thousand, equity-based compensation expense of $3.4 million, factoring discount fees and interest expense of $150 thousand and a positive change in fair value of earn-out liability of $27 thousand, and amortization of debt discount and debt issuance costs of $135 thousand. Changes in operating assets and liabilities included primarily the following: accounts receivable (including related party) increased by $1.3 million and prepaid expenses and other current assets increased by $64 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, customer advances, and deferred revenue decreased in total by $536 thousand.

For the nine months ended September 30, 2021, net loss was $10.4 million. Net loss includes non-cash items of depreciation and amortization expense of $1.7 million, bad debt expense of $79 thousand, gain on extinguishment of debt of $25 thousand, equity based compensation expense of $3.5 million, recognized loss on marketable securities of $1,424, loan principal paid directly through grant of $2,992, amortization of debt discount and debt costs of $2.5 million, initial derivative expense of $3.6 million, impairment expense of $2.5 million and a positive change in fair value of derivative liability of $7.3 million. Accounts receivable increased by $3.5 million and prepaid expenses and other current assets increased by $54 thousand. Accounts payable, accrued liabilities, and deferred revenue increased in total by $279 thousand.

For the nine months ended September 30, 2022, net cash used in investing activities was $1.4 million resulting primarily from the capitalization of the internally developed software costs and computer equipment, compared to $2.1 million of cash used in investing activities in the nine months ended September 30, 2021 primarily consisting of cash paid for acquisitions.

For the nine months ended September 30, 2022, net cash provided by financing activities was $3.5 million including $7.7 million in net proceeds were from factoring agreement and promissory notes, offset by $4.2 million from the payments of notes and repayments to the factor. In the 2021 period, financing activities provided $14.3 million. The principal factors were $2.2 million from the sale of convertible notes, net of original issue discounts and offering costs, $250 thousand proceeds from notes, $13.8 million gross proceeds from the sale of common stock and warrants, offset by $1.7 million of offering costs, $78 thousand in deferred offering costs, $156 thousand in payments of notes, and $11 thousand in repayments of sale of future revenues.

Based on cash on hand as of November 11, 2022 of approximately $362 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2022, we recorded a net loss of $11 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

To date, equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. Effective April 27, 2022, we entered into a factoring agreement (the “Factoring Agreement”) with a buyer for the purpose of factoring our trade accounts receivable, as further described in Note 7 to our accompanying condensed consolidated financial statements.

Financing Arrangements

Promissory Notes Payable

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 13). The note had a term of 24 months, accrued interest at 6%, and matured on July 1, 2023. The note required monthly payments of $77,561. At September 30, 2022, the outstanding balance on the promissory note with Parrut was $828,122. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on March 31, 2023 (see Note 14).

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

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”). We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 10) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $537,992, was $573,119.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 10) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $641,357, was $664,199.

At September 30, 2022 and December 31, 2021, the outstanding principal balance on the promissory notes payable totaled $4,843,157 and $4,299,831, respectively.

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

Pursuant to the Factoring Agreement, we will sell certain trade accounts receivable to the Buyer. We are charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 3.25% due on the first day of each month. We are also charged a factoring fee of 0.575% of the gross face value of any trade accounts receivables for the first 30 days from when the trade accounts receivable is purchased and 0.30% for each fifteen days afterward.

We receive advances of up to 85% of the amount of eligible trade accounts receivable. Advances outstanding shall not exceed the lesser of $3,000,000 or an amount equal to the sum of all undisputed purchased trade accounts receivable multiplied by 85%, less any reserved funds.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets, software for internal use capitalized, and goodwill, valuation of lease liabilities and related right of use assets, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2022.

Management has determined a material weakness in both the design and effectiveness of our internal control over financial reporting existed as of December 31, 2021. This material weakness had not been remediated as of September 30, 2022. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of September 30, 2022.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuance of Warrants

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”). We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 10) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $537,992, was $573,119.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 10) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At September 30, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $641,357, was $664,199.

On October 19, 2022, we entered into a loan agreement with Montage Capital II, L.P. for up to $2.25 Million. We borrowed $2 Million and issued 706,551 warrants to Montage Capital II, L.P. with a exercise price of $2.00.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	8/17/22	4.1
4.9	Form of Common Stock Purchase Warrant granted on August 30, 2022	8-K	8/31/22	4.1
4.10#	Warrant to Purchase Stock issued on October 19, 2022	8-K	10/20/22	4.1
10.1#	Securities Purchase Agreement dated August 17, 2022, by and among the Company and the lending parties who have executed signatures pages thereto as purchasers	8-K	8/17/22	10.1
10.2	Form of Original Issue Discount Promissory Note dated August 17, 2022	8-K	8/17/22	10.2
10.#3	Securities Purchase Agreement dated August 30, 2022, by and among the Company and the lending parties who have executed signatures pages thereto as purchasers	8-K	8/31/22	10.1
10.4	Form of Original Issue Discount Promissory Note dated August 30, 2022	8-K	8/31/22	10.2
10.5#	Loan and Security Agreement dated October 19, 2022, by and among the Company, its subsidiaries, and Montage Capital II, L.P.	8-K	10/20/22	10.1
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	Furnished*
32.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer	Furnished*
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).	Filed

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

Dated: November 14, 2022	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

