Form 10-K
period 2022-12-31
Recruiter.com Group, Inc.
filed 2023-03-31
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $13,073,834 based on $1.01, the closing price of the registrant’s Common Stock on that date.

As of March 22, 2023, the Company had 17,210,085 shares of its Common Stock, par value $0.0001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Recruiter.com Group, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company based in New York, New York, that, through its subsidiaries, operates an On Demand recruiting platform aimed at transforming the $28.5 billion dollar Employment and Recruitment Agency industry. The Company offers recruiting services and operates web-based platforms (the “Platform”) and a network of independent recruiters. Businesses from startups to the Fortune 100 use Recruiter.com to help address their critical talent needs and solve recruiting and hiring challenges.

We have seven operating subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). As of March 27, 2023, the Company  employed 18 tull time employees and 27 outside staffing professionals in 12 states.

For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including job posting, consulting, staffing, and full-time placement services.

Our mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

Corporate History

We were incorporated in February 2015 as a Delaware corporation. Effective March 31, 2019 (the “Effective Date”), we completed a merger with Recruiter.com, Inc. (“Pre-Merger Recruiter.com”), an affiliate of the Company, pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019 (the “Merger”). At the effective time of the Merger, our newly formed wholly owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and as our wholly owned subsidiary.

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

Scouted Asset Purchase

Effective January 31, 2021, we, through a wholly owned subsidiary, acquired all of the assets of RLJ Talent Consulting, Inc., dba Scouted, a Delaware corporation (“Scouted”) (the “Scouted Asset Purchase”). As consideration in the Scouted Asset Purchase, Scouted shareholders received a total of 224,163 shares of our restricted Common Stock (valued at $1,625,183 based on a $7.25 per share acquisition date price), of which 33,151 shares of stock were held in reserve and recorded as contingent consideration, a current liability in the accompanying financial statements, and an additional amount of $180,000 in cash consideration for a total purchase price of approximately $1.8 million. The 33,151 shares held in reserve were issued on December 13, 2021. The Scouted Asset Purchase was accounted for as a business acquisition. The assets acquired in the Scouted Asset Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets (the “Scouted Assets”). We utilized the Scouted Assets to expand our video hiring solutions and curated talent solutions, through our Recruiting Solutions subsidiary.

Upsider Asset Purchase

Effective March 25, 2021, we, through a wholly owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with Upsider, Inc., (“Upsider”), to acquire all the assets and certain liabilities of Upsider (the “Upsider Purchase”). As consideration for the Upsider Purchase, Upsider’s shareholders received net cash of $69,983 and a total of 323,094 shares of our Common Stock (the “Upsider Shares”) (valued at $2,544,362, based on a $7.88 per share acquisition date price), of which 51,940 of the Upsider Shares were held in reserve and were recorded as a current liability, contingent consideration in the accompanying financial statements. The shareholders of Upsider were paid earn-out consideration in the form of the issuance of 321,390 shares of our Common Stock on September 1, 2021 based on the attainment of specific targets during the nine months following closing. The total purchase price was approximately $3.9 million. The assets acquired in the Upsider Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and a de minimis amount of other assets. We also assumed a small amount of liabilities in the form of net payables. We utilize Upsider’s machine learning artificial intelligence to provide a more predictive and efficient recruiting tool that enhances our current technology. On December 5, 2022, The Company entered into an asset purchase agreement in which the Company sold to a third party Upsider’s candidate sourcing and engagement platform and all related intellectual property for $1,000,000 in cash consideration. The recorded value of the internal use software developed at the date of the sale was $1,000,000 resulting in no gain or loss on the sale. For a period of eighteen months from the date of the sale, the Company will have continued access to this platform.

OneWire Asset Purchase

Effective May 10, 2021, we, through a wholly owned subsidiary, entered into an Asset Purchase Agreement and Plan of Reorganization with OneWire Holdings, LLC, a Delaware limited liability company (“OneWire”), to acquire all the assets and several liabilities of OneWire (the “OneWire Purchase”). As consideration for the OneWire Purchase, OneWire’s shareholders received a total of 155,327 shares (the “Consideration Shares”) of Common Stock, (valued at $1,255,000, based on a price per share of $8.0797, the volume-weighted average price of the Common Stock for the 30 day period immediately prior to the closing date), of which 31,066 of the Consideration Shares are subject to forfeiture as security against a post-closing working capital adjustment and a revenue true-up and pursuant to OneWire’s indemnity obligations. At the date of closing, the common stock was valued at $1,436,777 and there was a to be determined working capital adjustment to be paid in additional common shares recorded as a liability at a fair value of $45,751 for a total purchase price of $1,482,528. The assets acquired in the OneWire Purchase consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. OneWire’s expansive candidate database in financial services and candidate matching services amplifies our reach to give employers and recruiters access to an even broader pool of specialized talent.

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

As consideration for the Parrut Purchase, we paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and an original maturity date of July 1, 2023, and granted to Parrut 257,545 shares of our Common Stock, valued at $1,264,551. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which we could become obligated to pay Parrut up to an additional $1,350,000 in the form of our Common Stock (the “Parrut Earn-Out Consideration”). The Parrut Earn-Out Consideration is equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date. In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period.

On October 19, 2022, Parrut agreed to subordinate their note to the loan owed to Montage Capital II, L.P. In return, we restructured the payment schedule to Parrut. The Parrut note now has an annual interest rate of 12% and matures on August 31, 2023.

Novo Asset Purchase

Effective August 27, 2021, we entered into and closed an Asset Purchase Agreement with the Novo Group, Inc. (the “Novo Group”), and certain individuals named therein. The Novo Group operates a recruitment services company for employers, providing talent, acquisition, and other hiring solutions.

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

On April 1, 2022, we entered into that certain Novo Adjusted Agreement (the “Agreement”) with Novo Group and a representative of Novo that had the effect of amending the Novo Asset Purchase Agreement and the Novo Note. A legend was affixed to the Novo Note stating that the Novo Note was subject to the terms of the Agreement. Under the Novo Asset Purchase Agreement, we owed an original principal amount to Novo Group of $3,000,000. Under the terms of the Agreement, the original principal amount due to Novo Group was reduced by $600,000 from $3,000,000 to $2,400,000 due to the employee turnover that occurred following the acquisition. Pursuant to the Agreement, the post-closing working capital adjustment amount of $52,117 due from us was forgiven and no additional amount is or will become due from the us as final excess with respect to the final closing working capital. Pursuant to the Agreement, the Earn-Out provision of the Asset Purchase Agreement is of no further force and effect, and consequently no further Earn-Out Payment would be earned by Novo Group or paid by us. The parties further agreed to an updated amortization schedule attached to the Agreement as discussed below. The reduction in the amounts owed to Novo Group was accounted for as a gain on debt extinguishment on the consolidated statement of operations.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital.

In February 2023, we entered into an Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on November 1, 2023.

Market Opportunity

Industry Overview

Employers invest significant amounts of capital in finding qualified employees, what we call the practice of “talent acquisition.” Market opportunities within talent acquisition are expansive and diverse. According to Statisa, the recruiting and staffing industry was worth over $185.5 billion dollars as of 2022, while IBISWorld pegs staffing and temp agencies to total over $200 billion dollars. The digital sector of the recruiting industry, in which we include our Platform, Recruiter.com, is growing rapidly within this large industry. IBISWorld anticipates that the $14 billion-dollar online recruitment sites sector will grow at a 13% rate in 2023.

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

With employers continuing to struggle to find relevant candidates and more than 10.5 million open jobs in the U.S. as of December 2022, recruiting represents an enormous market opportunity. According to the leading human resource association, the Society for Human Resource Management, external sources-whether online job boards, recruiting agencies, campus events, job fairs, or walk-ins-produce approximately 65% of interviews compared to internal sources such as career sites, in-house recruiters and employee referrals, which is 35%. This 65% of role interviews generated by external sources provide a significant market opportunity for innovative recruiting technology companies to capture.

Industry Trends

“The Great Resignation”

In 2021, U.S. employers experienced higher than normal rates of resignations. This trend has been described by many publications and named as “The Great Resignation.” Since April 2021, the share of nonfarm workers who quit their jobs has been at some of the highest levels recorded by the U.S. Department of Labor’s Bureau of Labor Statistics (“BLS”). Abnormally high “quit rates” or what are called “churn rates” within the industry, may propel employers to invest historically high levels of capital toward recruitment and retention efforts to attract and maintain a qualified and productive workforce. The Great Resignation that has seen a record number of workers in the United States voluntarily resign from their jobs continued as close to 4.1 million workers quit in September 2022, according to the Job Openings and Labor Turnover Survey (JOLTS) released by the BLS.

COVID-19

The recent COVID-19 pandemic dramatically affected the U.S. economy and the job market. Unemployment peaked at 14.7% in April of 2020. Since then, labor markets have continually improved, with the unemployment rate falling to 3.5% in December of 2022. U.S. payrolls jumped by 223,000 in December 2022, beating economists’ expectations for a ninth straight month, as the labor market showed continued resilience in a slowing economy.

Our management team believes that COVID-19 accelerated significant technology trends that had already existed before the pandemic. For example, the gig economy's growth (i.e., temporary, flexible jobs) was facilitated by technology, virtual and remote telework with video, and the emergence of On Demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and moved these trends rapidly forward. As we operate as a virtual, AI, and video-based hiring platform operating in the gig economy, these trends may act as tailwinds for the adoption of our products and services.

We expect but cannot guarantee that demand for its recruiting solutions will improve in 2023, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe will continue to happen in 2023. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. We continue to closely monitor the confidence of our recruiter users and customers, and their respective job requirement load through offline discussions and our Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Employment Rate

The unemployment rate in January 2023 stood at 3.4%, which is historically low, signaling a “tight” labor market and a general lack of available qualified talent. However, many large companies, particularly in the technology sector, have implemented layoffs. The Company generally may be impacted by corporate layoffs of professional employees, if they are substantive, long-term, and/or widespread.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream.

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

A comprehensive search engine optimization strategy fuels our marketing. SpyFu.com, a traffic analysis website, estimated that, as of March 2023, our website has obtained over 17,500 search terms on the first page of Google.com. We are also active on social media. Most notably, as of February 2023, we operated four of the top ten largest professional groups globally on the social media platform LinkedIn, out of approximately 2.3 million groups in total. These groups include the Recruiter.com Network, and groups for the professions of Project Managers, Marketers, and Information Technology.

In addition to our online thought leadership and social media presence, we also attract recruiters and enterprises to our community and solution through our recruitment training offerings. Through our fully online Recruiter.com Certification Program (“RCP”), we facilitate upskilling for experienced recruiters and easy entry into the profession for those new to the tasks of recruiting and candidate sourcing. Subsequent to the year, we added to our training offering by launching RecruitingClasses.com, a platform for knowledge sharing within the recruitment profession.

Our Recruiting Software

We offer employers a subscription service that provides campaigns to prospective employees and sends these candidates to the employers. The subscription is made possible by our AI based software, which matches job descriptions against a large database of candidate profiles. We refer to this software solution as our “AI Software”, “Talent Sourcing Software”, “the Platform” or simply, “Recruiter.com Software.” Our AI Software originated from our acquisition of Upsider, Inc. in 2021, and has since been further developed. In December 2022, we announced a strategic partnership with Talent, Inc., terms of which included the sale of certain intellectual property including the AI Software. For a period of eighteen months from the date of sale, the Company will have access to the platform sold to Talent, Inc. Subsequent to the sale, we continued to provide recruiting solutions leveraging third-party tools.

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

Overall Market Position Potential

Companies in the recruiting technology space, such as LinkedIn and Indeed.com, have achieved “unicorn” status as billion-dollar companies. Recruiter.com is a defining brand for the profession of recruiting and talent acquisition, a major industry, therefore management believes there to be a very large addressable market and opportunities for growth.

Our combination of innovative use of technology, a broad network of specialized recruiting professionals, and curated talent communities enable a traditionally service-heavy industry to be scalable in an entirely new way. We believe our brand and technology put us in a unique position in the market.

Strategy

Recruiter.com intends to grow its business by focusing efforts on the following five main areas:

1) Grow Our Community:

●

Grow Recruiter Engagement: Dedicated Community Managers regularly support and service our growing network of recruiter users on the Platform. We plan to continue to invest in community management initiatives, including enhancement of outreach and communications.

●

Grow the Number of Recruiters on the Platform: We plan to continue to grow our recruiter network through viral search, referral, content, and community strategy. Investments in content, community sponsorship, and thought leadership will continue to drive people back to the platform, creating a "hub" for recruiters.

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

●	Invest in Scalable Business Models: We plan to continue to invest in low- and light-touch products and services to increase our gross margins and the efficiency of our business.

●

Leverage Our Platform to Launch New Products: We believe we can continue to innovate to solve complex challenges involving recruitment and hiring, and we plan to use our highly extensible platform to support the introduction of additional products and services. Our massive network and recruiting expertise allow us to introduce new features and incorporate feedback into such features with speed, efficiency, and scale.

●

Invest in Advanced Technologies, Including Artificial Intelligence: We believe that recruiting is about people, and people will always drive the hiring process, so long as our current system of employment and human labor exists. Management believes in the transformational power of new technologies, including AI, and plans to continue exploring various opportunities in the sector.

3) Monetize the Businesses and Candidates Seeking to Access the Community and Platform:

We intend to not only develop new clients for all of our services but also expand relationships with our existing clients and increase their spending on the Platform by investing in building new products and features.

●

Attract New Clients Through Strategic Partnerships with MSP and HR Providers: We intend to expand our marketing efforts with partners to attract new clients by increasing awareness of the Platform and the benefits of using flexible and On Demand recruiting.

●

Broaden and Deepen Categories: We intend to focus on customizing experiences for vertical industry groups, such as Information Technology or Accounting and Finance, through tailored features and functionalities, making it easier and more efficient for clients to connect with the right recruiters.

●

Build Effective Candidate Solutions: We plan to continue to expand our candidate offerings from basic resume distribution to training programs, career coaching, resume writing, job alerts, and other SaaS services to monetize our traffic and help people effectively connect with opportunities.

4) Acquire Complementary Assets and Businesses:

From time to time, we evaluate opportunities to acquire complementary businesses and personnel within the recruitment and staffing sector. We plan to continue evaluating opportunities in the sector which add light and low-touch services for recruiters and/or job seekers.

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

Our Clients

Our recruiting solutions allow us to meet the hiring needs of a variety of clients, from Fortune 100 enterprises to high-quality startups. We typically focus on filling highly skilled and senior-level roles in specialized fields, including technology, healthcare, finance, logistics/transportation, communications, engineering, energy, and many others.

The majority of our revenue (approximately 90%) is generated by providing Recruiting Solutions for employers, consisting of success-based placement fees for fulltime employee referrals and hourly and project-based fees for professional consulting and staffing. Our clients include Schlumberger, Halliburton Co., Ford Motor Co., Coca Cola Co., and Bluebeam, Inc.

As of December 31, 2022, one customer, accounted for more than 10% of the accounts receivable balance, at 28%. As of December 31, 2021, two customers, accounted for more than 10% of the accounts receivable balance, at 14% and 12%, respectively, for a total of 26%.

For the year ended December 31, 2022, one customer accounted for more than 10% of total revenue, at 14%. For the year ended December 31, 2021, one customer accounted for 10% or more of total revenue, at 12%.

Our focus is to increase and improve our suite of product offerings and solutions to address different needs of potential employers in order to increase our client base and reduce reliance on the three customers accounting for the large percentage of our accounts receivables and revenue.

Our Platform and Technology

Our AI Software

Prior to its sale, employers large and small used our AI-based recruiting software and the Platform to identify great candidates and shave time off the recruiting process. Our software allows employers to outreach to qualified applicants and receive qualified and interested talent in a variety of methods. Overall, employers can use the subscription to spend more time collaborating with teams and less time on the hiring process itself. For a period of eighteen months from the date of sale, the Company will have access to the Platform.

Our Technology Infrastructure

Hosting

We currently host websites and data with Amazon’s web hosting service.

Personnel

Software development, database management, remote server administration, quality assurance, and administrative systems access is managed by our Product Director, and prior to December 2022, our former Chief Technology Officer. Our public websites are also maintained under the direction of our Chief Web Officer, Ashley Saddul, who currently resides overseas in Mauritius. From time to time, we also engage technical personnel on an as-needed basis from other locations, including overseas locations. Outsourced personnel are managed by the Product and web teams as well.

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

Roadmap

The following roadmap outlines Platform improvements that we intend to launch over the next year. While our overall strategic direction changes little, these specific projects cannot be guaranteed and often change. Specific projects include:

•	Improvements in the user interface of our career communities

•	Improvements in automation of our On Demand recruiting services

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

Sales Strategy

Most of our sales opportunities are derived from internet marketing and content strategies, which generate interest and traffic from search engines, such as Google, which index our website content. Word of mouth, customer and user referrals, and general brand recall and recognition also generate a significant number of visits to our website. Visitors to our website then express interest and contact us through standard electronic forms on our website. We employ Account Managers who follow up with these leads and perform inbound or inside sales functions to develop quality relationships with our customers. As much as possible, we rely on automated contact solutions to engage with our clients seamlessly. Our sales strategy includes the hiring of both internal and external sales and sales management personnel to conduct our sales relationships. As we expand our solution offerings, we will increasingly cross-sell across our On Demand recruiting technology and solutions.

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

Partnerships

We have forged relationships with many firms in the recruiting, HR, and payroll space. Partnerships constitute an essential component of our sales and marketing strategy, as these partnerships may stimulate sales demand for our hiring solutions, including success-based recruiting, On Demand offerings, and, in the future, video screening services. We pursue strategic alliances with employer service providers for joint marketing and cross-selling activities, and we seek platform integrations with strategic partners to generate client demand.

Public Relations

For PR and marketing purposes, we rely mostly on the continued development of our thought leadership content. Recruiter Index®, our proprietary analysis that pinpoints recruiting trends and forecasts business growth, will form the bedrock of our thought leadership strategy.

No one understands the talent market like the recruiters, HR professionals, and talent acquisition experts working on the front lines. We have the unique ability to survey our vast network of independent recruiting and talent acquisition specialists to uncover job market trends. Given the Recruiter Index’s® consistent media appearances beginning in June 2020, including on CNBC, there appears to be strong demand for leading indicators of the labor market.

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

As of March 22, 2023, our trademarks include the terms “Recruiter.com” and “Recruiter Index.”

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

Facilities

Our corporate headquarters are located in New York City, New York. We operate from time to time in leased flexible office space, such as WeWork offices.

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

Employees

As of March 27, 2023, the Company employed 18 full time employees and 27 outside staffing professionals in 12 states.

Culture and Team

Most of our staff members have many years of experience in online recruiting and technology. We are inspired every day by our mission to connect people better to create terrific job matches. As we build the next generation of recruiting, we look for people who are passionate about connecting people and helping to develop better work experiences and career opportunities for others. We pride ourselves on being a team on a mission, with big goals and even bigger dreams for the company. We work virtually, with lean operations and an efficient cost model, while staying firmly connected through chat and video.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, financial condition and results of operations, and adversely affect the value of an investment in our Common Stock. There may be additional risks that we do not know of or that we believe are immaterial that could also impair our business and financial condition.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2022 and 2021 includes an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) used cash in operations of approximately $6.9 million in 2022, and our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months; (ii) we will require additional financing for the fiscal year ending December 31, 2023 to continue at our expected level of operations; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

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

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $16.5 million for the year ended December 31, 2022 and $16.3 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of approximately $69.3 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

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

The size of our user community of recruiters and employers on our platform is critical to our success. Our ability to achieve profitability in the future will depend, in large part, on our ability to attract new users to, and retain existing users on, the Platform. Recruiters and employers on the Platform can generally decide to cease using the Platform at any time. While we have experienced rapid growth in the number of recruiters on the Platform in recent months, with numbers rising from 27,011 on September 30, 2020 to over 42,000 in February 2023, this growth may not continue at the same pace in the future or at all. In addition, it is possible that the ongoing effects of COVID-19 may have a deleterious effect on our user growth in the future. Achieving growth in our community of users may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional users. We may also need to modify our pricing model to attract and retain such users. If we fail to attract new users or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects would be materially and adversely impacted.

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

We use third-party cloud infrastructure service providers and co-located data centers in the United States and abroad to host the Platform. Software development, remote server administration, quality assurance, and administrative access is managed overseas by Recruiter Mauritius Ltd. under the direction of our Chief Web Officer, Ashley Saddul. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to the Platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use the Platform, which could cause us to lose clients, or we may have to assume those increased costs, and our operating results may be adversely impacted.

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

We incorporate many types of open-source software, frameworks, and databases, including our Platform, which is currently architected on the Yii platform using PHP code and MySQL databases. Open-source licenses typically permit the use, modification, and distribution of software in source code form subject to certain conditions. Some open-source licenses require any person who distributes a modification or derivative work of such software to make the modified version subject to the same open-source license. Accordingly, although we do not believe that we have used open-source software in a manner that would subject us to this requirement, we may be required to distribute certain aspects of our Platform or make them available in source code form. Further, the interpretation of open-source licenses is legally complex. If we fail to comply with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering the Platform and the terms on which such licenses are available may not be economically feasible, to re-engineer the Platform to remove or replace the open source software, to limit or stop offering the Platform if re-engineering could not be accomplished on a timely or cost-effective basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

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

We derive our revenue from a limited number of customers. As of December 31, 2022, one customer, accounted for more than 10% of the accounts receivable balance, at 28%. As of December 31, 2021, two customers, accounted for more than 10% of the accounts receivable balance, at 14% and 12%, for a total of 26%.

For the year ended December 31, 2022 one customer accounted for 10% or more of total revenue, at 14%. For the year ended December 31, 2021 one customer accounted for 10% or more of total revenue, at 12%.

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

We have recently experienced significant growth following our acquisitions of Scouted, Upsider, OneWire, Parrut, and Novo during 2021. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. There can be no assurance that our management, along with our staff, will be able to effectively manage continued growth or successful integrate our products, services, and staff. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If the overall economy experiences a reduced need for specialized personnel, our results of operations would be materials and adversely affected.

The job market and unemployment rate held up throughout 2022, but there can be no guarantee of a continued strong demand for professional labor. Layoffs may pick up, and the general unemployment rate may move up, due to macroeconomic changes, which would be negative for our business. In addition, rapid changes due to disruptive technology may change the demand for specialized and skilled human workers, which could change the overall demand for our services.

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

Approximately 40% of visitors to our websites originate from countries outside the United States, which exposes us to risks related to operating abroad.

Even though we currently have a limited physical presence outside of the United States, recruiters on the Platform are located in approximately 162 countries (aside from the U.S.) around the world, the most prevalent being those recruiters who reside in India, England, and Canada, which subjects us to the risks and uncertainties associated with doing business internationally. Additionally, users on the Platform include recruiters from some emerging markets where we have limited experience, where challenges can be significantly different from those we have faced in more developed markets, and where business practices may create greater internal control risks. Because the Platform is generally accessible by users worldwide, one or more jurisdictions may claim that we or recruiters on the Platform are required to comply with the laws of such jurisdictions. Laws outside of the United States regulating the internet, payments, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wage and hour, worker classification, background checks, and recruiting and staffing companies, among others, which could be interpreted to apply to us, are often less favorable to us than those in the United States, giving greater rights to competitors, users, and other third parties. Compliance with foreign laws and regulations may be more costly than expected, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our users, or third parties that we or our users utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

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

During our day-to-day business operations we receive, collect, store, process, transfer, and use personal information and other user data. As a result, we are subject to numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection both in the United States and abroad is, and is likely to remain for the foreseeable future, uncertain and complex, is changing, and the interpretation and enforcement of the rules and regulations that form part of this regulatory framework may be inconsistent among jurisdictions, or conflict with other laws and regulations. Such laws and regulations as they apply to us may be interpreted and enforced in a manner that we do not currently anticipate. Any significant change in the applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of user data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our platform and our products and services, in a manner that could materially affect our business.

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

During the period from March 2019 through January 2021, we engaged in a series of private placement transactions issuing to several accredited investors shares of convertible preferred stock and warrants to purchase Common Stock. We have also issued shares of our Common Stock in connection with the Scouted Asset Purchase, the Upsider Purchase, the OneWire Purchase, the Parrut Purchase, and the Novo Purchase. See “Part I - Item 1. Business” for further details. As of the date of this Annual Report, there were approximately 15.4 million shares of Common Stock issuable upon conversion of our outstanding convertible preferred stock, stock options and exercise of warrants (including warrants issued to the placement agent in our private placement transactions). In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion, or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the convertible securities held by the held by investors, we will be required to reduce the conversion prices of certain of our convertible securities held by the investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

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

A small number of seven stockholders, including members of our management, controls approximately 27% of our outstanding voting power as of March 22, 2023 and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any physical properties.

Our corporate headquarters are located in New York, NY, where we lease WeWork office space at 500 7th Avenue as needed. We do not currently have other leased offices.

Apart from disruptions caused by COVID-19, all of our senior executives including our Chief Executive Officer and Executive Chairman, Chief Financial Officer, President and Chief Operating Officer, and former Chief Technology Officer worked remotely.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform On Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RCRT.”

Holders

The number of shareholders of record of our Common Stock as of March 22, 2023 was approximately 612 recordholders. This is not the actual number of beneficial owners of our Common Stock, as shares are held in “street name” by brokers and others on behalf of such owners. As of March 22, 2023, there was one holder of record of our Series E Convertible Preferred Stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the years ended December 31, 2022 and 2021, and our capital resources and liquidity as of December 31, 2022 and 2021. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Overview

We operate an On Demand recruiting platform aimed at transforming the $28.5 billion dollar Employment and Recruitment Agency industry. Recruiter.com combines an online hiring software solution with On Demand recruiting services. Businesses of all sizes recruit talent faster using the Recruiter.com platform.

We help businesses accelerate and streamline their recruiting and hiring processes by providing On Demand recruiting services and technology. We leverage our network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate a cloud-based scalable software for professional hiring, which provides prospective employers access to a rich and diverse data set of prospective candidates.

Our mission is to become a preferred solution for hiring specialized talent.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow our customers to source, contact, screen and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

32

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream.

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

2022 Business Update

In 2022, we focused on improving our product offerings, financial position, corporate governance, and streamlining operations. Additionally, we continued investing and partnering to expand our service offerings and client and candidate reach. All the while, we shared our progress with media outreach and a focused investor relations effort.

Key Highlights include:

Corporate Organization

●

Signed a strategic partnership with Talent, Inc, a leading career services company that provides a job seeker platform, professional resume writing and interview coaching, that included: the sale of certain intellectual property of our AI Software and a revenue-sharing agreement for the promotion and reselling of career services. No such revenues were recorded in fiscal 2022.

●	Awarded a trademark registration (Reg. No. 6,565,232) from the U.S. Trademark Office for the word-mark “Recruiter.com.”;

Partnerships/Acquisitions

•	Launched Recruiter.com shortlist, a service to provide clients a shortlist of ten hand-selected candidates to help fill open roles;

•	Selected by Deel, a platform that streamlines worldwide compliance and payments for international teams, to join their exclusive new Talent Marketplace;

•	Partnered with Professional Diversity Network, Inc. to help employers access diverse talent;

•	Announced multiple partnerships with leading global employment platforms, including Velocity Global, Deel, Oyster, and Multiplier.

•

Signed an Accounts Receivable-backed with recourse factoring agreement to support our growth from Bay View Funding, a subsidiary of Heritage Bank of Commerce (HTBK), a premier community business bank in the heart of Silicon Valley.

Since December 31, 2022, we:

●	Announced a client case study with First, a leading global brand experience agency, which Recruiter.com helped grow its specialized talent pool.

●	Launched a ChatGPT content series that explores the impact of this powerful artificial intelligence technology on talent acquisition and recruiting.

35

●

Formed a strategic partnership with hireEZ, the award winning outbound recruiting platform, to provide the recruitment industry with an elevated level of efficiency and effectiveness when hiring talent.

•	Launched RecruitingClasses.com, a training platform for recruitment professionals.

Results of Operations

Revenue

Our revenue for the year ended December 31, 2022 was $25.4 million compared to $22.2 million for the prior year representing an increase of $3.2 million or 14%. This increase resulted primarily from an increase in our Recruiters On Demand business of $4.6 million or 40% due to contributions from acquisitions as well as growth in new customers. Additionally, Software Subscriptions contributed $2.5 million in revenue in 2022, compared to $1.4 million in 2021.  We had an increase in our Marketplace Solutions revenue of $417 thousand or 57% from contributions from recent acquisitions as well as growth in new customers. We had a decrease in Permanent Placement fees of $154 thousand or 14% and a decrease in our Consulting and Staffing business of $2.7 million or 36% as we focused resources on growing more strategic lines of business.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022 was $16.6 million, which included related party costs of $0, compared to $14.9 million in the prior year, which included related party costs of $599 thousand. This increase resulted primarily from an increase in compensation expense to support revenue growth, third party staffing costs and other fees related to the recruitment and staffing businesses acquired, as well as costs for contract recruiters supporting the Recruiters On Demand business.

Our gross profit for 2022 was $8.7 million which produced a gross profit margin of 35%. In 2021 our gross profit was $7.3 million which produced a gross profit margin of 33%. The increase in the gross profit margin from 2021 to 2022 reflects the shift in the mix in sales for the period as areas of our business with higher gross margins grew while our staffing business declined.

Operating Expenses

We had total operating expenses of $25.5 million for the year ended December 31, 2022 compared to $24.2 million for the year ended December 31, 2021. This increase was primarily due to increases in amortization expense of $909 thousand, impairment expense of $1.9 million, sales and marketing of $253 thousand, and product and development of $206 thousand, offset by a decrease in bad debt expense of $435 thousand in 2022 compared to 2021.

Sales and Marketing

Our sales and marketing expense for the year ended December 31, 2022 was $726 thousand compared to $472 thousand for the prior year, which reflects an increase in personnel, advertising, and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the year ended December 31, 2022 increased to $1.4 million from $1.2 million for the prior year. This increase was attributable to the continued investment in our product offerings. The product development expense in 2022 included approximately $36 thousand paid to Recruiter.com Mauritius, a related party. In 2021, product development expense included $162 thousand paid to Recruiter.com Mauritius.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2022, we incurred a non-cash amortization charge of $3.7 million as compared to $2.7 million for the corresponding period in 2021. The amortization expense increase was a direct result of the acquisitions of intangible assets that occurred in 2021, with a full year of amortization in 2022. For the year ended December 31, 2022, we incurred an impairment charge of $4.4 million related to the impairment of Upsider AI Software and customer relationships, compared to an impairment charge of $2.5 million in 2021 related to the goodwill from the 2019 acquisition of Genesys.

General and Administrative

General and administrative expense include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2022, our general and administrative expense was $15.3 million including $4.1 million of non-cash stock-based compensation and $493 thousand in bad debt expense. In 2021, our general and administrative expense was $17.3 million including $5.4 million of non- cash stock-based compensation and $928 thousand in bad debt expense. This decrease primarily reflects the decline in non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 consisted of other income of $258 thousand compared to other income of $610 thousand in 2021. In 2022, the other income was mostly from a gain on debt extinguishment of $1.2 million, offset by interest expense of $965 thousand.

Net loss

In the year ended December 31, 2022, we incurred a net loss of $16.5 million compared to a net loss of $16.3 million in the year ended December 31, 2021.

Definition of Non-GAAP Financial Measures

The following discussion and analysis include both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of our historical operating results of Recruiter, nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021
Net loss	$(16,474,688)	$(16,334,615)
Interest expense and finance cost, net	965,323	3,137,050
Depreciation & amortization	3,663,953	2,742,162
EBITDA (loss)	(11,845,412)	(10,455,403)
Bad debt expense	492,906	927,847
Gain on debt extinguishment	(1,205,195)	(24,925)
Warrant modification expense	-	12,624
Initial derivative expense	-	3,585,983
Loss (gain) on change in fair value of derivative	-	(7,315,580)
Impairment expense	4,420,539	2,530,325
Stock-based compensation	4,106,040	5,400,975
Adjusted EBITDA (Loss)	$(4,031,122)	$(5,338,154)

Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities was $6.9 million, compared to net cash used in operating activities of $9.0 million for 2021. The decrease in cash used in operating activities was attributable to the change in operating expenses outlined previously supporting the changes in our business. For the year ended December 31, 2022, net loss was $16.5 million. Net loss includes non-cash items of depreciation and amortization expense of $3.7 million, bad debt expense of $493 thousand, gain on debt extinguishment of $1.2 million, equity-based compensation expense of $4.1 million, amortization of debt discount and debt costs of $499 thousand, impairment expense of $4.4 million, and a warrant modification expense of $152 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable increased by $1.5 million and prepaid expenses and other current assets decreased by $253 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $1.3 million.

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

For 2022, cash used in investing activities was $350 thousand as a result of capitalized software development costs of $1.3 million offset by proceeds received from the sale of intangible assets of $1.1 million, compared to $2.2 million of cash used in investing activities in 2021 principally as a result of cash paid for acquisitions.

In 2022, net cash provided by financing activities was $5.7 million. The principal factors were $4.1 million from the sale of notes, net of original issue discounts and offering costs and $7.3 million from proceeds from factor, offset by $2.0 million in repayments of notes, and $3.7 million in repayments to factor. In the 2021 period, financing activities provided $13.7 million, primarily due to $2.2 million from the sale of convertible notes, net of original issue discounts and offering costs, $250 thousand proceeds from notes, $13.8 million gross proceeds from the sale of common stock and warrants, offset by $1.7 million of offering costs, $78 thousand in deferred offering costs, $724 thousand in repayments of notes, and $11 thousand in repayments of sale of future revenues.

Based on cash on hand as of March 22, 2023 of approximately $428,000, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2022, we recorded a net loss of $16.5 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

To date, equity and debt offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity.

Financing Arrangements

Term Loans

We had outstanding balances of $0 and $50,431 pursuant to two term loans as of December 31, 2022 and 2021, respectively, which mature in 2023. The loans have variable interest rates, with current rates at 6.0% and 7.76%, respectively. Current monthly payments under the loans are $1,691 and $1,008, respectively. We have paid off the outstanding balance of both of these loans in February 2022. No new term loans were taken in 2022.

Paycheck Protection Program Loan

During 2021 our remaining loan pursuant to the Paycheck Protection Program under the CARES Act in the amount of $24,750 was forgiven. No new loans were taken under the Paycheck Protection Program of the CARES Act in 2022.

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

Restricted stock units

On February 2, 2022, 7,500 common shares vested and were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

During the three months ended March 31, 2022, 76,175 shares have been issued to our CEO in connection with his employment agreement.

During the year ended December 31, 2022, 95,825 RSUs were granted to vendors for services. 88,325 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 7,500 were vested and issuable as of December 31, 2022. The 95,825 RSUs were valued at $193,140 and were expensed as of December 31, 2022 based on the service period in the contract.

In April 2022, 66,325 common shares vested and were issued to vendors for services valued at $106,120.

Shares issued in relation to acquisitions of Parrut and Upsider

In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period.

On October 14, 2022, we issued 51,940 shares to the original shareholders of Upsider held in escrow pursuant to the Asset Purchase Agreement dated March 25, 2021.

Issuance of Warrants

During August 2022, the Company granted 1,510,417 warrants as a part of various debt financings. These warrants had an exercise price per share of $2.00 and expire in five years. The exercise price of the warrants was then reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut on October 14, 2022. The aggregate relative fair value of the warrants, which was allocated against the debt proceeds totaled $1,032,842 at the date of issuance based on the Black Scholes Merton pricing model using the following estimates: exercise price of $2.00, 3.04-3.27% risk free rate, 175.47% volatility and expected life of the warrants of 5 years. The relative fair value was reflected in additional paid-in capital and as a debt discount to be amortized over the term of the loans.

In connection with the October 19, 2022 Loan Agreement, the Company will issue 706,551 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 622,803 Warrants issued and exercisable upon the Closing Date and the additional 83,708 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $2.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants (“Puttable Warrant”) for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $2.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $2.00.

On October 19, 2022, we entered into a loan agreement with Montage Capital II, L.P. for up to $2.25 Million. We borrowed $2 Million and issued 622,803 warrants to Montage Capital II, L.P. with an exercise price of $2.00. An additional 83,708 Warrants will be issued and become exercisable upon funding of the second Advance. As of December 31, 2022, only one tranche was funded.

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

Warrants issued for Services

In December 2022, we issued 30,000 warrants to a vendor for services with an exercise price of $1.00.

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note issued on May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note in the original principal amount of $1.75 million pursuant to the Parrut acquisition agreement dated July 7, 2021. The note amortized over 24 months, bore interest at 6% and originally matured on July 1, 2023.

On October 19, 2022, Parrut agreed to subordinate their note to the loan owed to Montage Capital II, L.P. In return, we increased the interest rate to 12% and restructured the payment schedule to Parrut with a maturity date of August 31, 2023.

We issued a promissory note in the original principal amount of $3.0 million pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note originally amortized over 30 months, bore interest at 6% and was set to mature on February 1, 2024. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 30, 2023.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital. As of December 31, 2022, per amendments to the note, the note bore interest at 12% and matured on November 30, 2023.

In February 2023, we entered into an Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023.

On October 19, 2022, the “Company closed a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Montage Capital II, L.P. (the “Lender”). Pursuant to the Loan Agreement, the Lender will make advances (“Advances”) in the aggregate principal amount of $2,250,000, with the first Advance of $2,000,000 being provided on or around the Closing Date and the second Advance of $250,000 being available to the Company upon request prior to April 30, 2023. Interest will accrue on all Advances under the Loan Agreement at a per annum rate of 12.75%. In the event of a default under the terms of the Loan Agreement, the interest rate increases by 5 percentage points above the interest rate in effect immediately prior to a default. The entire outstanding principal balance of the Advances, all accrued and unpaid interest thereon, and all fees and other amounts outstanding thereunder will be immediately due and payable on the 42nd month anniversary of the Closing Date (the “Maturity Date”). In connection with the Loan Agreement, the Company granted and pledged to the Lender a continuing security interest in all presently existing and hereafter acquired or arising Collateral (as more specifically defined in the Loan Agreement) which includes all personal property of the Company and its subsidiaries. The Loan Agreement contains certain affirmative and negative covenants to which the Company is also subject.

The Company agreed to pay the Lender a fee of $45,600, with $40,000 due upon the execution of the Loan Agreement and the balance due upon the funding of the second Advance. The Company is permitted to prepay any amounts due to the Lender; provided, however, that a Prepayment Fee (as more specifically defined in the Loan Agreement) shall be owed to the Lender depending on when the amounts are prepaid.

On February 2, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Montage Amendment”), by and between the Company, its subsidiaries (Recruiter.com, Inc., Recruiter.com Recruiting Solutions, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc., and Recruiter.com - OneWire, Inc.), and Montage, effective as December 18, 2022. The Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage to provide the Company with additional time to meet certain post-closing covenants.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration, asset acquisitions and business combinations, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

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

Software subscription revenues are recognized over the term of the subscription for access to services and/or our web-based platform. Revenue is recognized monthly over the subscription term. Talent effectiveness subscription revenues are recognized over the term of the subscription when services are provided. Any payments received prior to the time passing to provide the subscription services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and On Demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

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

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of our reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology using an appropriate valuation method.

We compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, we may arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

Derivative Instruments

Our derivative financial instruments consisted of derivatives related to the warrants issued with the sale of our preferred stock in 2020 and 2019, and the warrants issued with the sale of convertible notes in 2020-2021. The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non- operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 did not have a material impact on our consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2022, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) We do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Name	Age	Positions
Executive Officers
Evan Sohn	55	Executive Chairman and Chief Executive Officer
Judy Krandel	57	Chief Financial Officer
Miles Jennings	45	President, Chief Operating Officer and Director

Non-Employee Directors
Deborah Leff	57	Director
Timothy O’Rourke	56	Director
Wallace D. Ruiz	71	Director
Steve Pemberton	55	Director
Robert Heath	62	Director

Each of our directors currently holds a one-year term serving until our annual meeting of shareholders to be held in 2023.

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

The following table identifies the independent and non-independent current Board and committee members:

Name	Audit(1)	Compensation(2)	Nominating(3)	Independent
Evan Sohn
Miles Jennings
Deborah Leff	X	Chairwoman	Chairwoman	X
Timothy O’Rourke
Wallace D. Ruiz	Chairman	X	X	X
Robert Heath	X	X		X
Steve Pemberton			X	X

Board and Committee Meetings

During the year ended December 31, 2022, the Board had four meetings, the Audit Committee had four meetings, the Compensation Committee had five meetings, and the Nominating Committee had one meeting.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer and to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing to Recruiter.com Group, Inc. at 500 Seventh Avenue, New York, New York, 10018, Attention: Corporate Secretary.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of our Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of our directors, executive officers, and persons who own more than 10% of our Common Stock failed to comply with Section 16(a) filing requirements, except an unreported grant of stock options for Messrs. O’Rourke, Roth, Ruiz and Ms. Leff; an unreported open market purchase and grant of stock options for Ms. Krandel and unreported vesting of restricted stock units for Mr. Sohn.

Communication with our Board

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at Recruiter.com Group, Inc., 500 W. Seventh Avenue, New York, NY 10018, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is related to all plan and non-plan compensation awarded to, earned by, or paid by us for the years ended December 31, 2022 and December 31, 2021 for all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2022, and our two most compensated executive officers, other than the principal executive officer, serving at December 31, 2022 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)		Total ($)

Evan Sohn	2022	194,000	-	-	245,436	90,000	-		529,436
Executive Chairman and Chief Executive Officer	2021	192,266	-	-	396,597	190,000	7,555	(2)	786,418

Miles Jennings	2022	208,584	-	-	123,293	45,000	-		376,877
President and Chief Operating Officer	2021	166,947	-	-	396,594	120,000	8,025	(2)	691,566

Josh McBride	2022	197,774	-	-	96,574	167,597	-		461,945
Former Chief Revenue Officer (3)

Xuan Smith	2022	236,952	-	-	96,596	84,193	-		417,741
Former Chief Technology Officer (4)

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

(2)	Represents the cost of health insurance not generally available on a non-discriminatory basis to all employees.

(3)	Mr. McBride served as an executive officer from April 2022 until March 2023.

(4)	Mr. Smith served as an executive officer from April 2022 until December 2022.

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

Smith Agreement

On March 25, 2021, the Compensation Committee approved, and we entered into a new employment agreement with Mr. Smith (the “Smith Agreement”). In connection with the Smith Agreement, Mr. Smith was hired as a Vice President and was promoted to Chief Technology Officer in November 2021.  Mr. Smith served as Chief Technology Officer until his resignation on December 5, 2022.

Once promoted to Chief Technology Officer, Mr. Smith received a salary of $200,000 in 2022. Mr. Smith was eligible for a bonus of 5% of the gross profits generated by Recruiter AI software revenue less any compensation paid to him.

McBride Agreement

On March 25, 2021, the Compensation Committee approved, and we entered into a new employment agreement with Mr. McBride (the “McBride Agreement”). In connection with the McBride Agreement, Mr. McBride was hired as a Senior Vice President and was promoted to Chief Revenue Office in January 2023. Mr. McBride left the Company in March 2023.

Mr. McBride received a salary of $200,000 in 2022. Mr. McBride was eligible for a bonus of 5% of the gross profits generated by Recruiter AI software revenue less any compensation paid to him.

Executive Incentive Program

Performance Cash Inventive Compensation

We have an annual executive cash incentive program.

For fiscal 2022, each of our named executive officers was eligible to receive an award under the annual executive cash incentive program as follows per the terms of their respective employment agreements: (i) up to 150% of annual base salary for Mr. Sohn, (ii) up to 75% of annual base salary for Mr. Jennings, and (iii) up to $50,000 for Mr. Smith. The actual amounts earned were based on achievement of certain profitability, revenue and individual goals for each of Messrs. Sohn and Jennings, Mr. Sohn received $90,000 and Mr. Jennings $45,000.

For fiscal 2021, each of our named executive officers was eligible to receive an award under the annual executive cash incentive program as follows per the terms of their respective employment agreements: (i) up to 150% of annual base salary for Mr. Sohn, (ii) up to 75% of annual base salary for Mr. Jennings, and (iii) up to $50,000 for Ms. Krandel. The actual amounts earned were based on achievement of certain profitability, revenue and individual goals for each of Messrs. Sohn and Jennings, and the achievement of certain financial and performance criteria by Ms. Krandel. Ms. Krandel received $25,000 as her contract began mid-year and her bonus was prorated. Mr. Sohn met individual goals related to completion of an uplisting of our common stock to the Nasdaq Capital Market, resulting in a payment of $100,000.

Equity Awards

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our non-statutory stock options, under the 2017 Plan and our 2021 Equity Incentive Plan (“the 2021 Plan”).

On August 31, 2021, the Compensation Committee approved a grant of stock options to Ms. Krandel to purchase 100,000 shares of our Common Stock, upon signing a new employment agreement. The agreement was signed and the options were granted on September 6, 2022, at an exercise price of $4.65 per share. The options vested fully at the grant date. The stock options were granted under the 2021 Plan.

On August 30, 2022, the Compensation Committee approved a grant of stock options to Ms. Krandel to purchase 75,000 shares of our Common Stock, upon signing a new employment agreement. The agreement was signed and the options were granted on August 30, 2022, at an exercise price of $1.31 per share. The options vest over two years from the grant date. The stock options were granted under the 2021 Plan.

On September 13, 2021, the Compensation Committee approved a grant of stock options to Mr. Sohn to purchase 100,000 shares of our Common Stock, at an exercise price of $4.59 upon signing a new employment agreement. The options vest quarterly over a 2 year period, subject to serving as our Chief Executive Officer on each applicable vesting date. The stock options were granted under our 2021 Plan.

On August 30, 2022, the Compensation Committee approved a grant of stock options to Mr. Sohn to purchase 250,000 shares of our Common Stock, at an exercise price of $1.31. The options vest quarterly over a 2 year period with a one year cliff, subject to serving as our Chief Executive Officer on each applicable vesting date. The stock options were granted under our 2021 Plan.

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

On August 30, 2022, the Compensation Committee approved a grant of stock options to Mr. Jennings to purchase 125,000 shares of our Common Stock, at an exercise price of $1.31. The options vest quarterly over a 2 year period, subject to serving as our President and Chief Operating Officer on each applicable vesting date. The stock options were granted under the 2021 Plan.

On April 7, 2022, the Compensation Committee approved a grant of stock options to Mr. Smith to purchase 25,000 shares of our Common Stock, at an exercise price of $2.03. The options vest quarterly over a 4 year period, subject to serving as our Chief Technology Officer on each applicable vesting date. The stock options were granted under the 2021 Plan.

On August 30, 2022, the Compensation Committee approved a grant of stock options to Mr. Smith to purchase 50,000 shares of our Common Stock, at an exercise price of $1.31. The options vest quarterly over a 2 year period, subject to serving as our Chief Technology Officer on each applicable vesting date. The stock options were granted under the 2021 Plan.

Outstanding Equity Awards at December 31, 2022

The following table sets forth certain information regarding unexercised options, shares that have not vested, and equity incentive plan awards for each Named Executive Officer as of December 31, 2022:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)

Evan Sohn							27,700	(2)	11,634	(3)
	17,369	-		8.80	02/04/2024
	180,468	-		16.00	05/14/2024		-		-
	15,321	-		3.625	12/23/2024		-		-
	62,500	37,500	(1)	4.59	09/13/2026		-		-
	31,250	218,750	(4)	1.31	08/30/2024		-		-
Miles Jennings	2,500	-		16.00	02/11/2023		-		-
	20,428	-		3.625	12/23/2024		-		-
	62,500	37,500	(1)	4.59	09/13/2026		-		-
	15,625	109,375	(4)	1.31	08/30/2024		-		-
Josh McBride	6,250	43,750	(4)	1.31	08/30/2024	(7)	-		-
	3,125	21,875	(6)	2.03	04/07/2026	(7)	-		-

Xuan Smith	15,625	34,375	(5)	3.96	09/10/2025	(8)
	3,125	21,875	(6)	2.03	04/07/2026	(8)
	6250	43,750	(4)	1.31	08/30/2024	(8)

_____________

(1)	Fifty percent of options vested on September 13, 2022 and the remaining fifty percent vest quarterly starting December 13, 2022 and ending on September 13, 2023.

(2)	Vest quarterly over a two-year period in equal quarterly installments, ending March 31, 2023.

(3)	Based on $0.42 per share, the closing price of our Common Stock on December 30, 2022.

(4)	Vest quarterly starting November 30, 2022 and ending on August 30, 2024.

(5)	Vest quarterly starting December 10, 2021 and ending on September 10, 2025.

(6)	Vest quarterly starting on July 7, 2022 and ending April 7, 2026.

(7)

35,938 Options for Mr. McBride expired on March 23, 2023, the date of his termination of service, and 39,062 options will expire on March 23, 2024, the 12 month anniversary of his termination of service due to his termination of service.

(8)

103,125 Options for Mr. Smith expired on March 5, 2023, the third month anniversary of his termination of service and 21,875 options will expire on December 5, 2023, the 12 month anniversary of his termination of service due to his termination of service.

Compensation of Non-Employee Directors

We do not compensate employees for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. In January 2021, our Compensation Committee approved an annual retainer to be paid to each non-employee director in the amount of $20,000 in cash. In January 2022, the Board also approved an incremental stipend of $5,000 to all committee chairpersons, $3,500 for all non-chairperson members of the audit committee, and $2,500 for all non-chairperson members of the nominating and compensation committees. With respect to our non-employee directors, the Board approved one-year stock options to purchase 15,000 shares of our Common Stock at an exercise price of $2.40 for the year 2021. The options shall vest in equal quarterly amounts beginning on the effective date and ending on the first anniversary of the effective date of the grant. These options were granted on January 19, 2022. In addition, directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the 2017 and 2021 Plans, our non-employee directors receive grants of stock options as compensation for their services on the Board.

Additionally, on August 30, 2022, the Board approved stock options to purchase 45,000 shares of our Common Stock at an exercise price of $1.31 to non-employee directors. The options vested immediately on the effective date of the grant.

For the year ended 2022, our non-employee directors were compensated as follows in the table below:

Name (1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Deborah Leff	2022	25,000	75,251		100,251
	2021	20,000	-	-	20,000
Timothy O’Rourke	2022	20,000	75,251		95,251
	2021	20,000	-	-	20,000
Douglas Roth	2022	33,500	75,251		108,751
	2021	20,000	-	-	20,000
Wallace D. Ruiz	2022	30,000	75,251		105,251
	2021	20,000	-	-	20,000
Steve Pemberton	2022	22,500	75,251		97,751
	2021	15,000	162,483	-	177,483
Robert Heath	2022	26,000	75,251		101,251
	2021	15,000	134,985	-	149,985

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 22, 2023.

●	each of our directors and named executive officers; and

●	each person known to us to beneficially own more than 5% of our Common Stock on an as-converted basis.

The calculations in the table below are based on 17,210,085 common shares issued and outstanding as of March 22, 2023.

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

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Recruiter.com Group, Inc., 500 7th Ave., New York, NY 10018.

Name of Beneficial Owner (1)	No. of Shares Beneficially Owned	% of Class

Evan Sohn (2)	736,248	4.2%
Miles Jennings (3)	1,159,871	6.7%
Josh McBride (4)	277,504	1.6%
Deborah Leff (5)	81,166	*
Tim O’Rourke (6)	380,905	2.2%

Wallace Ruiz (7)	94,567	*
Steve Pemberton (8)	73,333	*
Robert Heath (9)	91,000	*
Xuan Smith (10)	159,711	*
All executive officers and directors as a group (10 persons) (11)	3,385,989	18.3%

5% Stockholders

Cavalry Fund I LP (12)	1,526,997	8.3%
Michael Woloshin (13)	1,486,072	8.6%

Ashley Saddul (14)	881,741	5.1%

______________

*	Less than 1%.

60

(1)

This does not include information regarding the sole holder of Series E Preferred Stock as a separate class. The holder of Series E Preferred Stock votes together with the holders of Common Stock on all matters on an as converted basis, subject to the 9.99% beneficial ownership limitation, as applicable.

(2)

Evan Sohn is the Executive Chairman and Chief Executive Officer. Includes 350,658 and 27,700 shares of our Common Stock issuable upon exercise of stock options and vesting of restricted stock units respectively that are vested or vesting within 60 days from March 22, 2023.

(3)	Miles Jennings is the President and Chief Operating Officer. Includes 139,178 shares issuable upon exercise of stock options that are vested or vesting within 60 days from March 22, 2023.

(4)	Includes 40,625 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 22, 2023.

(5)	Includes 79,166 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 22, 2023.

(6)

Includes (i) 301,838 shares of our Common Stock beneficially owned by Icon Information Consultants, LP, of which Mr. O’Rourke is the Managing Director, and (ii) 79,067 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 22, 2023. Mr. O’Rourke disclaims beneficial ownership of the shares beneficially owned by Icon Information Consultants, LP, except to the extent of his pecuniary interest therein.

(7)

Includes 79,067 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 22, 2023 and 4,000 shares of our Common Stock issuable upon exercise of our common stock purchase warrants.

(8)	Includes 73,333 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 22, 2023.

(9)

Includes 75,000 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 22, 2023 and 8,000 shares of our Common Stock issuable upon exercise of our common stock purchase warrants.

(10)	Includes 21,875 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from March 22, 2023.

(11)

Includes 1,239,653 and 27,700 shares of our Common Stock issuable upon exercise of stock options and vesting of restricted stock units, respectively, that have vested or vesting within 60 days from March 22, 2023, and 12,000 shares of our Common Stock issuable upon exercise of common stock purchase warrants.

(12)

This information is based on an amendment to Schedule 13G/A filed by Cavalry Fund I LP on February 13, 2023. Address is 61 Kinderkamack Road, Woodcliff Lake, NJ 07677. Thomas Walsh, the Manager of Cavalry Fund I Management LLC, the General Partner of Cavalry Fund I LP. has shared voting and investment power with respect to these shares.

(13)

Based on information provided by Mr. Woloshin. Includes (i) 76,329 shares of Common Stock beneficially owned by Cicero Consulting Group LLC, which Mr. Woloshin controls together with Mr. Joseph W. Abrams, and (ii) 14,743 shares of Common Stock owned by Caesar Capital Group LLC with respect to which Mr. Woloshin has the shared voting and dispositive power with respect to the shares discussed in (i) of this footnote, and the sole voting and dispositive power with respect to the shares discussed in (ii) of this footnote. Address is 1858 Pleasantville Road Suite 110, Briarcliff Manor NY 10510.

(14)	Mr. Saddul is the Chief Web Officer. Includes 28,964 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from March 22, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2017 Equity Incentive Plan (1)	900,190	4.99	16,210
2021 Equity Incentive Plan (1)	2,804,931	2.77	561,237
Equity compensation plans not approved by security holders
Total	3,705,121	2.21	577,447

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

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

Back Office, Rent, Accounting and EOR Services Arrangements with Icon

Icon Information Consultants, a company managed by our director, Mr. O’Rourke, performs all of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space. Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was and was $0 and $106,842 for the years ended December 31, 2022 and 2021, respectively. EOR costs related to customers processed by Icon Canada was $0 and $99,904 for the years ended December 31, 2022 and 2021, respectively. Currently, there is no intercompany agreement for those charges and they are calculated on a best estimate basis. As of December 31, 2022 and 2021, we owe Icon $0 and $163,672, respectively, in payables and Icon owes $0 and $49,033, respectively, to us. During the years ended December 31, 2022 and 2021, we charged to cost of revenue $0 and $498,848, respectively, related to services provided by Icon as our employer of record. During the years ended December 31, 2022 and 2021, we charged to operating expenses $0 and $132,253, respectively, related to management fees, rent and other administrative expense. During the years ended December 31, 2022 and 2021, we charged to interest expense $0 and $30,466, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space, and we now act as our own EOR for employees we place at our customers’ sites. As of December 31, 2021, Icon will no longer provide EOR services. In January 2022, we stopped receiving services from Icon and Icon Canada, and a payment of $118,534 was made by us to Icon to pay the remaining amount owed, net of the amount owed by Icon to us.

We also recorded placement revenue from Icon of $0 and $970 during the years ended December 31, 2022 and 2021, respectively, of which $0 and $22,951, respectively, is included in accounts receivable at December 31, 2022 and 2021.

Recruiter.com Mauritius

We use a related party firm for software development and maintenance related to our website and the platform underlying our operations. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. Our Chief Web Officer is an employee of this firm and exerts control over the firm. We agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services. Payments to this firm were $36,181 and $162,102 for the years ended December 31, 2022 and 2021, respectively, and are included in product development expense in our consolidated statements of operations.

Genesys License Agreement

We are a party to that certain license agreement with Genesys. Tim O’Rourke, an executive officer of Genesys, is a significant equity holder and a member of our board of directors. Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. We agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed along with other fees that may be incurred. We also agreed to pay Genesys monthly sales subscription fees beginning September 5, 2019 when Genesys assists with closing a recruiting program. During the years ended December 31, 2022 and 2021 we charged to operating expenses $19,825 and $117,389, respectively, for services provided by Genesys. The license agreement expired on March 31, 2022 and was not renewed. As of December 31, 2022 and 2021, we owed Genesys $0 and $22,810, respectively, in payables.

Woloshin Consulting Agreement

We are a party to a consulting agreement with Michael Woloshin, a principal stockholder, entered into in January 2019 (the “Woloshin Consulting Agreement”). Pursuant to the Woloshin Consulting Agreement, Mr. Woloshin has agreed to act as our non-exclusive consultant with respect to introducing potential acquisition and partnership targets, and we have agreed to pay Mr. Woloshin a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. We also agreed to pay Mr. Woloshin the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 and $13,500 during the years ended December 31, 2022 and 2021, respectively. At December 31, 2020, $104,500 of the Genesys finder’s fee and $18,000 of monthly fee expense is included in accrued compensation. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit fees (1)	$159,800	$150,600
Audit related fees (2)	9,300	36,000
Tax fees	-	-
All other fees	-	-
Total	$169,100	$186,600

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

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021, including global certificate and form of Warrant used for issuance of Unit Warrants	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021	8-K	7/12/21	4.1
4.3	Promissory Note issued to Novo Group, Inc. on August 27, 2021	8-K	9/2/21	4.1
4.4	Form of Representative Warrants	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrants	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
4.8	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	08/17/22	4.1
4.9	Form of Common Stock Purchase Warrant granted on August 30, 2022	8-K	08/31/22	4.1
4.10	Warrant to Purchase Stock issued on October 19, 2022+	8-K	10/20/22	4.1
4.11	Form of First Amendment to Common Stock Purchase Warrant, dated as of February 3, 2023	8-K	02/08/23	4.1
10.1	2017 Equity Incentive Plan*	10-K	6/29/18	10.11
10.2	Employment Agreement, by and among Recruiter.com Group, Inc. and Miles Jennings*	8-K	9/17/21	10.2
10.3	Employment Agreement, by and among Recruiter.com Group, Inc. and Judy Krandel*	8-K	9/17/21	10.3
10.4	Employment Agreement, by and among Recruiter.com Group, Inc. and Evan Sohn*	8-K	9/17/21	10.4
10.5	Technology Services Agreement, dated January 17, 2020, by and between Recruiter.com Group, Inc. and Recruiter.com (Mauritius) Ltd.	8-K	1/23/20	10.1
10.6	Director Agreement, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	9/11/20	10.2
10.7	Amendment 1 to Director Agreement, dated January 13, 2021, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	1/21/21	10.1

10.8	Director Agreement, by and between Recruiter.com Group, Inc. and Steve Pemberton*	8-K	4/2/21	10.1
10.9	Director Agreement, by and between Recruiter.com Group, Inc. and Robert Heath*	8-K	4/2/21	10.2
10.10	Asset Purchase Agreement, dated January 22, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Scouted, Inc., RLJ Talent Consulting, Inc., and Jacqueline Loeb	10-Q	5/14/21	10.5
10.11	Asset Purchase Agreement and Plan of Reorganization, dated March 25, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Upsider, Inc., Upsider, Inc., and Josh McBride	8-K	3/31/21	10.1
10.12	Registration Rights Agreement, dated March 25, 2021, by and between Recruiter.com Group, Inc. and Upsider, Inc.	8-K	3/31/21	10.2
10.13	Asset Purchase Agreement, dated May 10, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Onewire, Inc., OneWire Holdings, LLC., and Eric Stutzke	10-Q	5/14/21	10.8
10.14	Asset Purchase Agreement, dated July 7, 2021, by and among Recruiter.com Group, Inc., Parrut, Inc., and the individuals named therein+	8-K	7/12/21	10.1
10.15	Registration Rights Agreement, dated July 7, 2021, by and between Recruiter.com Group, Inc. and Parrut, Inc.	8-K	7/12/21	10.2
10.16	Asset Purchase Agreement, dated as of August 27, 2021, by and among Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein+	8-K	9/2/21	10.1
10.17	Registration Rights Agreement, dated as of August 27, 2021, by and between Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein	8-K	9/2/21	10.2
10.18	Recruiter.com Group, Inc. 2021 Equity Incentive Plan*	DEFA	7/28/21	A
10.19	Executive Employment, by and between the Company and Josh McBride, dated March 25, 2021*				Filed
10.20	Executive Employment by and between the Company and Xuan Smith, dated March 25, 2021*				Filed
10.21	Form of Incentive Stock Option Agreement				Filed
10.22	Form of Non-Qualified Stock Option Agreement				Filed
10.23	Novo Adjusted Agreement, dated April 1, 2022, by and among the Company, Novo Group, Inc. and Michael Harris	8-K	04/07/22	10.1
10.24	Factoring Agreement, effective April 27, 2022, by and among CSNK Working Capital Finance Corp. d/b/a Bay View Funding, Recruiter.com Group, Inc., Recruiter.com, Inc., Recruiter.com, LLC, Recruiter.com Recruiting Solutions, LLC and Recruiter.com Consulting LLC	8-K	05/02/22	10.1
10.25	Securities Purchase Agreement, dated August 17, 2022, by and among the Company and the lending parties who have executed signature pages thereto as purchasers+	8-K	08/17/22	10.1
10.26	Form of Original Issue Discount Promissory Note dated August 17, 2022	8-K	08/17/22	10.2
10.27+	Securities Purchase Agreement, dated August 30, 2022, by and among the Company and the lending parties who have executed signature pages thereto as purchasers+	8-K	08/31/22	10.1
10.28	Form of Original Issue Discount Promissory Note dated August 30, 2022	8-K	08/31/22	10.2
10.29	Loan and Security Agreement, dated October 19, 2022, by and among the Company, its subsidiaries, and Montage Capital II, L.P.	8-K	10/20/22	10.1
10.30	Consent and Amendment No. 1 to Promissory Note, by and between the Company, Novo Group, Inc., and Montage Capital II, L.P. dated February 2, 2023 and effective as of November 1, 2022.	8-K	02/08/23	10.1
10.31	First Amendment to Loan and Security Agreement, dated February 2, 2023, by and among the Company, its subsidiaries, and Montage Capital II, L.P.	8-K	02/08/23	10.2
21.1	Subsidiaries	10-K	3/9/21	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished**
32.2	Section 1350 certification of Chief Financial Officer				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Dated: March 31, 2023	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Evan Sohn	Executive Chairman & Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Evan Sohn

/s/ Judy Krandel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Judy Krandel

/s/ Miles Jennings	Chief Operating Officer and Director	March 31, 2023
Miles Jennings

/s/ Robert Heath	Director	March 31, 2023
Robert Heath

/s/ Steve Pemberton	Director	March 31, 2023
Steve Pemberton

/s/ Timothy O’Rourke	Director	March 31, 2023
Timothy O’Rourke

/s/ Wallace D. Ruiz	Director	March 31, 2023
Wallace D. Ruiz

RECRUITER.COM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Recruiter.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recruiter.com Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had historical net losses and net cash used in operating activities and will require additional financing to continue operations in 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Intangible Assets Impairment Assessment

As described in footnote 1 “Goodwill” and “Intangible Assets” and in footnote 5, “Goodwill and Other Intangible Assets” to the consolidated financial statements, the Company’s consolidated Goodwill balance was $7,101,084 and Intangible Assets balance was $2,578,692 at December 31, 2022. Goodwill is tested for impairment by management at least annually at the reporting unit level and intangibles are tested for impairment if there are indicators of impairment, but at least annually. The determination of fair value of a reporting unit for the goodwill impairment test or the intangible assets fair value requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates used in the income approach valuation method or assumptions used in a market approach valuation method such as comparable valuation multiples. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit or intangible assets and the resulting the impairment charges.

We identified the goodwill and the intangibles impairment assessments as critical audit matters. Auditing management’s judgments regarding the assumptions discussed above involved a high degree of subjectivity

The primary procedures we performed to address these critical audit matters included (a) evaluated the reasonableness of management’s forecasts used in the income method approach by comparing them to historical information, year to date current information and other supporting contracts or information, (b) evaluated the reasonableness of the comparable valuation multiples assumptions used in the market approach valuation method, (c) assessed the reasonableness of the discount rate assumption used in the income method approach by evaluating each component, (d) evaluated if the valuation methods used by management were appropriate and (e) recomputed the valuation amounts and impairment computations, as applicable. We agreed with management’s impairment assessments in fiscal year 2022.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

March 31, 2023

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995‑8270 • Toll Free: (866) CPA‑8500 • Fax: (561) 995‑1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS

Current assets:
Cash	$946,804	$2,584,062
Accounts receivable, net of allowance for doubtful accounts of $1,446,613 and $934,219, respectively	3,189,816	5,650,668
Accounts receivable - related parties	-	49,033
Prepaid expenses and other current assets	255,548	546,079

Total current assets	4,392,168	8,829,842

Property and equipment, net of accumulated depreciation of $17,210 and $2,982, respectively	61,340	481
Intangible assets, net	2,578,692	9,741,832
Goodwill	7,101,084	7,718,842

Total assets	$14,133,284	$26,290,997

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,569,814	$1,121,510
Accounts payable - related parties	-	163,672
Accrued expenses	911,386	1,285,339
Accrued compensation	410,957	1,551,162
Accrued interest	81,576	19,726
Contingent consideration for acquisitions	-	578,591
Deferred payroll taxes	2,484	81,728
Other liabilities	17,333	17,333
Loans payable - current portion, net of discount	3,700,855	1,712,387
Warrant liability for puttable warrants	600,000	-
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	215,219	746,449

Total current liabilities	7,794,624	7,562,897

Loans payable - long term portion, net of discount	1,260,343	2,637,875

Total liabilities	9,054,967	10,200,772

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of December 31, 2022 and 2021	9	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,277,764 and 14,566,420 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,629	1,457
Shares to be issued, 587,945 shares as of December 31, 2022 and 2021, respectively	59	59
Additional paid-in capital	74,332,161	66,948,340
Accumulated deficit	(69,255,541)	(50,859,640)
Total stockholders' equity	5,078,317	16,090,225

Total liabilities and stockholders' Equity	$14,133,284	$26,290,997

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Revenue (including related party revenue of $6,000 and $107,812, respectively)	$25,372,274	$22,184,112
Cost of revenue (including related party costs of $0 and $598,752, respectively)	16,624,690	14,909,389

Gross Profit	8,747,584	7,274,723

Operating expenses:
Sales and marketing	725,687	472,213
Product development (including related party expense of $36,181 and $162,102, respectively)	1,358,675	1,152,433
Amortization of intangibles	3,650,206	2,741,008
Impairment expense	4,420,539	2,530,325
General and administrative (including share-based compensation expense of $4,106,040 and $5,400,975, respectively, and related party expenses of $19,825 and $132,253, respectively)	15,324,941	17,323,695
Total operating expenses	25,480,048	24,219,674

Loss from Operations	(16,732,464)	(16,944,951)

Other income (expenses):
Interest expense (including related party interest expense of $0 and $30,466, respectively)	(965,323)	(3,137,050)
Initial derivative expense	-	(3,585,983)
Change in fair value of derivative liability	-	7,315,580
Gain on debt extinguishment	1,205,195	24,925
Grant income	-	3,382
Net recognized loss on marketable securities	-	(1,424)
Other Income (expense)	17,904	(9,094)
Total other income	257,776	610,336

Loss before income taxes	(16,474,688)	(16,334,615)
Provision for income taxes	-	-
Net Loss	$(16,474,688)	$(16,334,615)

Deemed dividends	(1,921,213)	-

Net loss attributable to common shareholders	$(18,395,901)	$(16,334,615)

Net loss per common share - basic and diluted	$(1.22)	$(1.90)
Weighted average common shares - basic and diluted	15,128,513	8,601,159

The accompanying notes are an integral part of these consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Years ended December 31, 2022 and 2021

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

Recruiter.com Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Continued)

For the Years ended December 31, 2022 and 2021

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	16,090,225
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	3,053,180	-	3,053,180
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	815,478	-	815,478
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued as restricted stock units	-	-	-	-	-	-	172,000	18	-	-	(18)	-	-
Issuance of warrants to purchase to common stock	-	-	-	-	-	-	-	-	-	-	1,032,842	-	1,032,842
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	1,921,213	(1,921,213)	-
Issuance of earn-out shares	-	-	-	-	-	-	1,374,678	138	-	-	(138)	-	-
Shares issued for acquisition							51,940	5	-	-	409,031		409,036
Net loss	-	-	-	-	-	-	-	-	-	-	-	(16,474,688)	(16,474,688)
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	16,277,764	$1,629	587,945	$59	$74,332,161	$(69,255,541)	$5,078,317

The accompanying notes are an integral part of these consolidated financial statements.
F-6

Recruiter.com Group, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(16,474,688)	$(16,334,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,663,953	2,742,162
Bad debt expense	492,906	927,847
Gain on debt extinguishment	(1,205,195)	(24,925)
Equity based compensation expense	4,106,040	5,400,975
Recognized loss on marketable securities	-	1,424
Loan principal paid directly through grant	-	(2,992)
Amortization of debt discount and debt costs	499,031	2,503,160
Warrant modification expense	152,244	12,624
Initial derivative expense	-	3,585,983
Impairment expense	4,420,539	2,530,325
Change in fair value of derivative liability	-	(7,315,580)
Factoring discount fee and interest	179,303	-
Gain on sale of intangible assets	(250,000)	-
Change in fair value of earn-out liability	26,604	35,294
Changes in assets and liabilities:
Increase in accounts receivable	(1,492,093)	(4,690,668)
Decrease (increase) in accounts receivable - related parties	49,033	(7,909)
Decrease (increase) in prepaid expenses and other current assets	253,149	(74,742)
(Decrease) increase in accounts payable and accrued liabilities	(594,967)	1,991,446
Decrease in accounts payable and accrued liabilities - related parties	(163,672)	(746,756)
Decrease in deferred payroll taxes	(79,244)	(77,304)
Increase in other liabilities	-	2,840
(Decrease) increase in deferred revenue	(531,231)	525,767
Net cash used in operating activities	(6,948,288)	(9,015,644)

Cash Flows From Investing Activities:
Capitalized software development costs	(1,325,491)	-
Cash paid for acquisitions; net of cash acquired	-	(2,238,958)
Proceeds from sale of intangible assets	1,050,000	-
Purchase of property and equipment	(74,606)	-
Net cash used in investing activities	(350,097)	(2,238,958)

Cash Flows From Financing Activities:
Proceeds from loans	4,077,127	250,000
Proceeds from convertible notes	-	2,153,200
Deferred offering costs	-	(78,038)
Repayments of loans	(2,013,661)	(723,611)
Repayments of sale of future revenues	-	(10,904)
Proceeds from factoring agreement	7,303,537	-
Repayments of factoring agreement	(3,705,876)	-
Proceeds from common shares and warrants	-	13,800,000
Offering Costs	-	(1,651,889)
Net cash provided by financing activities	5,661,127	13,738,758

Net increase (decrease) in cash	(1,637,258)	2,484,156
Cash, beginning of year	2,584,062	99,906

Cash, end of year	$946,804	$2,584,062

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$256,648	$240,980
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$3,495,683	$-
Purchase price measurement period adjustment to goodwill and accounts receivable	$35,644	$-
Common shares issued to settle accrued liability	$409,036	$-
Original issue discount deducted from convertible note proceeds	$-	$342,554
Debt discount on warrants granted with notes	$1,632,842	$-
Debt costs deducted from convertible note proceeds	$-	$334,800
Notes and accrued interest converted to common stock	$-	$4,557,718
Notes payable and accrued interest exchanged for debentures	$-	$252,430
Accounts payable paid with common stock	$-	$140,000
Accrued compensation paid with common stock	$-	$16,425
Warrant derivative liability extinguished	$-	$10,182,476
Write off of right-of-use asset and lease liability	$-	$103,953
Deferred offering costs charged to additional paid-in capital	$-	$78,038
Common stock issued/to be issued for asset acquisitions	$-	$11,340,284
Earn-out liability consideration for acquisition	$-	$543,297
Loans issued as consideration for acquisitions	$-	$4,750,000
Shares issued for Upsider earn-out liability	$-	$1,394,768
Warrant derivative liability at inception recorded as debt discount	$-	$2,374,076
Prepayment of shares issued for services	$-	$237,382

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI” or the “Company”), is a holding company based in New York, New York. The Company has seven material subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” “we”, “us” or “our”.

The Company operates an On Demand recruiting platform digitally transforming the $28.5 billion employment and recruiting agencies industry. The Company offers recruiting software and services through an online, AI-powered sourcing platform (the ″Platform”) and network of on-demand recruiters. Businesses from startups to the Fortune 100 use the Company to help address their critical talent needs and solve recruiting and hiring challenges.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration in asset acquisitions and business combinations, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2022. At December 31, 2022 and December 31, 2021, the Company had $612,691 and $1,667,798 in excess of the FDIC limit, respectively. The Company had no cash equivalents during or at the end of either year.

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

We generate revenue from the following activities:

•

Software Subscriptions: We offer a managed service subscription using our web-based platform and other software tools to help employers recruit talent. Our Platform allows our customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and On Demand recruiting support services for an additional fee. Depending on the subscription type, additional fees may be charged when we place a candidate with our customer. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our "Talent Effectiveness" practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream (see Note 15).

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

DECEMBER 31, 2022 AND 2021

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

We have a sales team and sales partnerships with direct employers as well as Vendor Management System companies and Managed Service companies that help create sales channels for clients that buy staffing, direct hire, and sourcing services. Once we have secured the relationship and contract with the interested Enterprise customer, the delivery and product teams will provide the service to fulfil any or all of the revenue segments.

Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances.

Software subscription revenues are recognized over the term of the subscription for access to services and/or our web-based platform. Revenue is recognized monthly over the subscription term. Talent effectiveness subscription revenues are recognized over the term of the subscription when services are provided. Any payments received prior to the time passing to provide the subscription services are recorded as a deferred revenue liability. Revenue generated from the enhanced support package and On Demand support are recognized at the point-in-time when the service is provided. Revenue generated from placement fees that are related to the software subscription are recognized at the point-in-time when the 60 or 90-day guarantee expires.

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

DECEMBER 31, 2022 AND 2021

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2022 or 2021.

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

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Years Ended December 31,
	2022	2021
Recruiters On Demand	$16,000,760	$11,393,396
Consulting and staffing services	4,821,777	7,569,253
Software Subscriptions	2,468,990	1,403,353
Full time placement fees	937,825	1,091,790
Marketplace Solutions	1,142,922	726,320
Total revenue	$25,372,274	$22,184,112

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As of December 31, 2022, and 2021, deferred revenue amounted to $215,219 and $746,449, respectively. During the year ended December 31, 2022, the Company recognized $746,449 of revenue that was deferred as of December 31, 2021. Deferred revenue as of December 31, 2022 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 12/31/2022	Recognize Q1 2023	Recognize Q2 2023	Recognize Q3 2023	Recognize Q4 2023	Recognize 2024
Recruiters On Demand	$49,372	$49,372	$-	$-	$-	$-
Full time placement fees	12,000	12,000	-	-	-	-
Software Subscriptions	12,401	12,401	-	-	-	-
Marketplace	141,446	51,139	35,779	30,456	19,076	4,996
TOTAL	$215,219	$124,912	$35,779	$30,456	$19,076	$4,996

Revenue from international sources was approximately 3.2% and 2.3% for the years ended December 31, 2022 and 2021, respectively.

Cost of Revenue

Cost of revenue consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,446,613 and $934,219 as of December 31, 2022 and 2021, respectively. Bad debt expense was $492,906 and $927,847 for the years ended December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2022 and 2021 was $13,747 and $1,154, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%. As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 14% and 12%, for a total of 26%.

For the year ended December 31, 2022 one customer accounted for 10% or more of total revenue, at 14%. For the year ended December 31, 2021 one customer accounted for 10% or more of total revenue, at 12%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our employees and principal shareholders is an employee of this firm but exerts control over this firm (see Note 12).

We were a party to a license agreement with a related party firm (see Note 12). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

We had used a related party firm to provide certain employer of record services (see Note 12).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $725,687 and $472,213 for the years ended December 31, 2022 and 2021, respectively, and are included in sales and marketing on the consolidated statements of operations.

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability is considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of December 31, 2022 and 2021, the earn-out liability account balance as reported in the balance sheets is $0 and $578,591, respectively. In April 2022, the earn-out liability was forgiven in full and recorded as a gain on debt extinguishment on the consolidated statement of operations. See Note 13 for more information. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company did not have investment securities or warrant derivative liabilities as of December 31, 2022 and 2021. The tables below summarize the fair values of our financial assets and liabilities as of December 31, 2022 and 2021:

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Contingent consideration for acquisitions (Note 13)	$578,591	$-	$-	$578,591

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Balance at January 1	$-	$11,537,997
Additions to derivative instruments	-	5,960,059
Reclassifications to equity upon modification or cancellation of warrants	-	(10,182,476)
(Gain) loss on change in fair value of derivative liability	-	(7,315,580)
Balance, December 31	$-	$-

For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended December 31, 2022 and 2021:

Beginning balance, December 31, 2020	$-
Acquisitions and Settlements:
Novo Group Acquisition	543,297
Re-measurement adjustments:
Change in fair value of earn-out liability	35,294
Ending balance, December 31, 2021	578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)
Ending balance, December 31, 2022	$-

Significant unobservable inputs used in the earn-out fair value measurements of the Company's contingent consideration liabilities designated as Level 3 are as follows:

December 31, 2021
Fair value	$578,591
Valuation technique	Discounted cash flow
Significant unobservable input	Projected revenue and probability of achievement

Business Combinations

For all business combinations (whether partial, full or step acquisitions), the Company records 100% of all assets and liabilities of the acquired business, generally at their fair values with any excess of purchase price over the net assets recorded as goodwill.

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

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the quantitative impairment testing methodology.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Under the quantitative method we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined using an appropriate valuation method. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, we may arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized loss on the marketable securities during the year ended December 31, 2021  has been included in a separate line item on the statement of operations, Net Recognized Loss on Marketable Securities.

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

DECEMBER 31, 2022 AND 2021

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company’s derivative financial instruments consisted of derivatives related to the warrants issued with the sale of our convertible notes in 2020 and 2021 (see Note 8) and the warrants issued with the sale of our Series D Preferred Stock in 2020 and 2019 (see Notes 9 and 10). The accounting treatment of derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income. Upon the determination that an instrument is no longer subject to derivative accounting, the fair value of the derivative instrument at the date of such determination will be reclassified to paid-in capital. The entirety of our derivative financial instruments was eliminated in July 2021 upon conversion of certain outstanding warrants to common stock and agreement by investors to modify certain warrants to eliminate the feature creating the derivative liability in the remaining outstanding warrants (see Note 10).

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

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2022, the Company recorded a deemed dividend of $1,921,213 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 15,578,997 and 10,012,635 were excluded from the computation of diluted earnings per share for the years ended December 31, 2022 and 2021, respectively, because their effects would have been anti-dilutive.

	Years Ended December 31,
	2022	2021
Net loss	$(16,474,688)	$(16,334,615)
Deemed dividend	(1,921,213)	-
Net loss, numerator, basic computation	$(18,395,901)	$(16,334,615)

	December 31,	December 31,
	2022	2021
Options	3,705,121	2,671,177
Stock awards	152,925	229,100
Warrants	11,290,951	6,682,358
Convertible notes	-	-
Convertible preferred stock	430,000	430,000
	15,578,997	10,012,635

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

DECEMBER 31, 2022 AND 2021

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $6.9 million in operations in 2022; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2023 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

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

The Company expects but cannot guarantee that demand for its recruiting solutions will improve in 2023, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize its services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which the Company believes will happen in 2023. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic and general economic conditions. The Company continues to closely monitor the confidence of its recruiter users and customers, and their respective job requirement load through offline discussions and Recruiter Index survey.

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

DECEMBER 31, 2022 AND 2021

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at December 31, 2022 and 2021, consisted of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$40,860	$175,263
Prepaid advertisement	200,000	-
Prepaid shares issued for services	-	237,382
Employee advance	8,500	-
Prepaid insurance	3,302	111,040
Other receivables	2,886	22,394
Prepaid expenses and other current assets	$255,548	$546,079

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both December 31, 2022 and 2021 was $42,720, and accumulated unrealized losses were $42,720 as of December 31, 2022 and 2021, respectively. The fair market value of available for sale marketable securities was $0 as of December 31, 2022 and 2021, based on 178,000 shares of common stock held in one entity with a per share market price of approximately $0.00.

Net losses on equity investments were as follows:

	Years Ended
	December 31,
	2022	2021
Net realized losses on investment sold or assigned	$-	$-
Net unrealized losses on investments still held	-	(1,424)

Total	$-	$(1,424)

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Beginning Balance - December 31	$-	$1,424
Additions	-	-
Proceeds on sales of securities	-	-
Assignment of securities as compensation	-	-
Recognized losses	-	(1,424)
Ending Balance - December 31	$-	$-

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021 (See Note 13). The aggregate goodwill recognized from our five 2021 acquisitions was $6,731,852 while the remaining goodwill from the 2019 acquisition was $3,517,315 at December 31, 2020. The Company performed a goodwill impairment test during 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 during 2021. The company performed its annual goodwill impairment test during 2022 using market data and discounted cash flow analysis, and determined that goodwill was further impaired by $582,114.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Carrying value - January 1	$7,718,842	$3,517,315
Goodwill acquired during the year	-	6,731,852
	7,718,842	10,249,167
Purchase price measurement period adjustments	(35,644)	-
Impairment losses	(582,114)	(2,530,325)
Carrying value - end of period	$7,101,084	$7,718,842

Intangible Assets

On March 31, 2019, the Company acquired Intangible assets totaling $1,910,072 from Genesys, including customer contracts and intellectual property which are being amortized over the three year useful life.

We entered into an executive employment agreement on July 1, 2020 (the “Employment Agreement”) with Chad MacRae as the Senior Vice President Recruiters On Demand. The Employment Agreement specifies that certain customer contracts, databases, and computer equipment were to be transferred to the Company in connection with the hiring of Mr. MacRae. Mr. MacRae’s compensation package includes a $50,000 signing bonus and an annual base salary of $125,000. We have attributed the $50,000 signing bonus to the cost of the contracts acquired and amortized that cost over the estimated six-month economic life of the contracts.

During 2021, we acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions described in Note 13. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and valuations of the assets acquired.

Intangible assets are summarized as follows:

	December 31, 2022	December 31, 2021
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,965	1,726,965
Internal use software developed	325,491	-
Domains	40,862	40,862
	13,972,539	13,647,048
Less accumulated amortization	(7,555,422)	(3,905,216)
Total	6,417,117	9,741,832
Less impairment	(3,838,425)	-
Carrying value	$2,578,692	$9,741,832

Amortization expense of intangible assets was $3,650,206 and $2,741,008 for the years ended December 31, 2022 and 2021, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2023, $1,237,047; 2024 $739,547; 2025, $455,683; 2026, $121,279; 2027, $2,738; and thereafter, $22,398. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425.

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. During the year ended December 31, 2022, the Company recorded a gain on sale of intangible asset of $250,000 which is included in general and administrative expenses on the consolidated statements of operations. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2022, the Company has not received any advertising services from CEG.

On December 5, 2022, The Company entered into an asset purchase agreement in which the Company sold to a third party Upsider’s candidate sourcing and engagement platform and all related intellectual property for $1,000,000 in cash consideration. The recorded value of the internal use software developed at the date of the sale was $1,000,000 resulting in no gain or loss on the sale. For a period of eighteen months from the date of the sale, the Company will have continued access to this platform.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6 - LIABILITY FOR SALE OF FUTURE REVENUES

During 2020 and 2019 we were party to two agreements related to the sale of future revenues. Both agreements were with the same party, had substantially the same terms, and were entered into in December 2019. Total repayments were $567,001. As a result, we recorded an initial discount of $142,491. Discounts related to the agreements were amortized to expense over the term of the agreements. One of the agreements was paid in full as of December 31, 2020. During the years ended December 31, 2022 and 2021, we amortized $0 and $2,719 of discount, respectively, to interest expense. Unamortized discount is $0 both at December 31, 2022 and 2021. The outstanding gross balance due before discounts pursuant to the agreements was $0 both at December 31, 2022 and 2021. During 2021 our remaining agreement related to the sale of future revenues was paid in full.

NOTE 7 - LOANS PAYABLE AND FACTORING AGREEMENT

Term Loans

We have outstanding balances of $0 and $50,431 pursuant to two term loans as of December 31, 2022 and December 31, 2021, respectively. The loans originated in 2013 and 2018, respectively. The loans had variable interest rates, with rates at 6.0% and 7.76%, respectively. Monthly payments under the loans were $1,691 and $1,008, respectively.

One of the term loans was a Small Business Administration (“SBA”) loan. As a result of the COVID-19 uncertainty, the SBA made payments on our behalf of $3,382 during 2021, which have been recorded as grant income in the consolidated financial statements. These payments were applied $2,992 to principal, and $390 to interest expense in 2021.

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

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021 (See Note 13). The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on August 31, 2023, and bears interest at 12%. At December 31, 2022, the outstanding balance on the promissory note with Parrut was $444,245.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021 (See Note 13). The note originally had a term of 30 months, bears interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 1, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment on the consolidated statement of operations.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital. At December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,292,360.

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 10) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $384,280, was $726,831.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 10) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $466,441, was $839,115.

On October 19, 2022, the “Company closed a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Montage Capital II, L.P. (the “Lender”). Pursuant to the Loan Agreement, the Lender will make advances (“Advances”) in the aggregate principal amount of $2,250,000, with the first Advance of $2,000,000 being provided on or around the Closing Date and the second Advance of $250,000 being available to the Company upon request prior to April 30, 2023. Interest will accrue on all Advances under the Loan Agreement at a per annum rate of 12.75%. In the event of a default under the terms of the Loan Agreement, the interest rate increases by 5 percentage points above the interest rate in effect immediately prior to a default. The entire outstanding principal balance of the Advances, all accrued and unpaid interest thereon, and all fees and other amounts outstanding thereunder will be immediately due and payable on the 42nd month anniversary of the Closing Date (the “Maturity Date”). In connection with the Loan Agreement, the Company granted and pledged to the Lender a continuing security interest in all presently existing and hereafter acquired or arising Collateral (as more specifically defined in the Loan Agreement) which includes all personal property of the Company and its subsidiaries. The Loan Agreement contains certain affirmative and negative covenants to which the Company is also subject.

The Company agreed to pay the Lender a fee of $45,600, with $40,000 due upon the execution of the Loan Agreement and the balance due upon the funding of the second Advance. The Company is permitted to prepay any amounts due to the Lender; provided, however, that a Prepayment Fee (as more specifically defined in the Loan Agreement) shall be owed to the Lender depending on when the amounts are prepaid.

In addition, in connection with the Loan Agreement, the Company issued 706,551 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 622,803 Warrants issued and exercisable upon the Closing Date and the additional 83,708 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $2.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $2.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $2.00.

At December 31, 2022, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $622,630, was $1,377,370.

At December 31, 2022 and December 31, 2021, the outstanding principal balance on the promissory notes payable totaled $6,153,272 and $4,299,831, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of December 31, 2022 and December 31, 2021, $545,216 and $0 of advances were outstanding under the factoring arrangement, respectively, and $263,939 and $0, was due from the factor resulting in a net $281,277 and $0 loan payable to the factor at December 31, 2022 and 2021, respectively.

As consideration for Buyer forgoing other factoring transactions in the marketplace and for establishing the maximum credit of $3,000,000, the Company paid the Buyer a facility fee upon entering into the Factoring Agreement (the “Facility Fee”) in the amount of one half of one percent (0.50%) of the maximum credit, $15,000. An additional Facility Fee is charged for increases to the maximum credit, but only for the incremental increase. The Facility Fee was accounted for as a factoring fee expense, which is included as part of the interest expense along with all other factor fees.

The cost of factoring for the year ended December 31, 2022 was $179,303, and is included in interest expense on the consolidated statements of operations.

The status of the loans payable as of December 31, 2022 and December 31, 2021 is summarized as follows:

	December 31, 2022	December 31, 2021
Term loan(s)	$-	$50,431
Promissory notes	6,153,272	4,299,831
Factoring arrangement	281,277	-
Total loans payable	6,434,549	4,350,262
Less: Unamortized debt discount or debt issuance costs	(1,473,351)	-
Less current portion	(3,700,855)	(1,712,387)
Non-current portion	$1,260,343	$2,637,875

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2023	$4,692,549
2024	516,000
2025	516,000
2026	516,000
2027	194,000
Total principal payments	$6,434,549

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

On August 17, 2022 and August 30, 2022, we issued warrants with an exercise price of $2.00 (see Note 7). Consequently, the number of Warrants associated with the 2020 Debentures were increased from 739,787 to 1,300,093, and the exercise price was reduced from $5.00 to $2.00 (see Note 10) due to anti-dilution provisions in Warrants. The exercise price of the Warrants was then again reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut; however there was no further full ratchet adjustment to the quantity of warrants due to the maximum limit allowed (see Note 13). The Warrants are exercisable for three years from May 28, 2020 subject to certain adjustments.

The Debentures matured on May 28, 2021, subject to a nine-month extension at the Company’s option which was taken and the Company incurred $253,767 of penalty for the extension which is included in interest expense on the consolidated statements of operations during the year ended December 31, 2021. The Debentures bear interest at 8% per annum payable quarterly, subject to an increase in case of an event of default as provided for therein. The Debentures are convertible into shares of Common Stock at any time following the date of issuance at the Purchasers’ option at a conversion price of $4.00 per share, subject to certain adjustments. The Debentures are subject to mandatory conversion in the event the Company closes an equity offering of at least $5,000,000 resulting in the listing of the Company’s common stock on a national securities exchange. The Debentures rank senior to all existing and future indebtedness of the Company and its subsidiaries, except for approximately $508,000 of outstanding senior indebtedness. The Company may prepay the Debentures at any time at a premium as provided for therein. On July 2, 2021, the 2020 Debentures were exchanged for common stock and warrants (See Note 10).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

We have incurred a total of $1,299,677 of debt costs related to the sale of the Debentures, including commissions, costs and fees of $366,500. We have also recorded a cost related to the fair value of the placement agent warrants of $933,177 (see Note 10). The costs were being amortized over the life of the notes.

We have recorded a total of $1,653,448 of debt discount related to the sale of the Debentures, including original issue discount of $328,125. We have also recorded a discount related to the fair value of the warrants issued with the debt of $1,325,323 (see Note 10). The discount was being amortized over the life of the notes.

On November 23, 2020, we issued a convertible promissory note in the amount of $250,000 to a current stockholder and noteholder, and received proceeds of $250,000. The note bears interest at 5% per year and matures on March 24, 2021. If we consummate a Qualified Offering on or before March 24, 2021 then the remaining outstanding and unpaid amount of this note will automatically be converted into shares of our common stock (or units of common stock and warrants to purchase common stock, if units are offered to the public in the Qualified Offering) at the Qualified Offering Price. “Qualified Offering” shall mean an offering of common stock (and other securities potentially) for an aggregate price of at least $5,000,000 resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing). For the purposes of this note “Qualified Offering Price” shall mean the price per share (or unit, if units are offered in the Qualified Offering) at which the Qualified Offering is made.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

2021 Debentures:

During January 2021, we entered into two Securities Purchase Agreements, effective January 5, 2021 and January 20, 2021 (the “2021 Purchase Agreements”), with twenty accredited investors (the “2021 Purchasers”). Pursuant to the 2021 Purchase Agreements, we agreed to sell to the 2021 Purchasers a total of (1) $2,799,000 in the aggregate principal amount of 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures (the “2021 Debentures”), and (2) 699,750 common stock purchase warrants (the “2021 Warrants”), which represents 100% warrant coverage. On July 21, 2021, we increased the number of warrants to 701,164 from 669,750 due to anti-dilution provisions in the warrants. We received a total of $2,488,000 in gross proceeds from the offerings, after deducting the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $241,270 (10% of the gross proceeds less $7,500 paid to its legal counsel) and fees related to the offering of the 2021 Debentures of $93,530. We also agreed to issue to the placement agent, as additional compensation, warrants exercisable in to 139,950 shares of our common stock, exercisable at $5.00342554 per share (the “PA Warrants”). The number of shares issuable under the PA Warrants was reduced on July 2, 2021 to 36,364, and the exercise price was increased to $6.25 (see Note 10).

On August 17, 2022 and August 30, 2022, we issued warrants with an exercise price of $2.00 (see Note 7). Consequently, the number of 2021 Warrants associated with the 2021 Debentures were increased from 772,303 (which is the 701,164 discussed above plus the February 2021 warrants totaling 71,139 as discussed below) to 1,146,952, and the exercise price was reduced from $5.00 to $2.00 (see Note 10) due to anti-dilution provisions in the 2021 Warrants. The exercise price of the 2021 Warrants was then again reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut; however there was no further adjustment to the quantity of warrants due to the maximum limit allowed (see Note 13). The 2021 Warrants are exercisable for three years from the dates of the 2021 Purchase Agreements. subject to certain adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

We have incurred a total of $1,254,779 of debt costs related to the issuance of the 2021 Debentures, including commissions, costs and fees of $334,800. We have also recorded a cost related to the fair value of the placement agent warrants of $919,979 (see Note 10). The costs which have been recorded as debt discounts are being amortized over the life of the notes. Amortization expense was $0 and $575,503 for the years ended December 31, 2022 and 2021, respectively. Unamortized debt costs of $679,276 were charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 8) and were $0 both at December 31, 2022 and 2021.

We have recorded a total of $1,796,651 of debt discount related to the sale of the 2021 Debentures and February 2021 note exchange, including original issue discount of $342,554 and a warrant discount of $1,454,097 at fair value for the warrants issued with the debt (see Note 10). The discount is being amortized over the life of the notes. Amortization expense was $808,985 and $0 for the years ended December 31, 2022 and 2021, respectively. Unamortized debt discount of $987,666 was charged off against paid in capital upon the exchange of the notes for common stock in July 2021 (see Note 9) and was $0 both at December 31, 2022 and 2021.

On July 2, 2021, the 2021 Debentures were exchanged for common stock and warrants (See Notes 9 and 10) and the 2021 Debentures are no longer in effect.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022 and 2021, the Company had 86,000 shares of Series E preferred stock issued and outstanding.

Our Series E preferred stock is the only class of our preferred stock that is outstanding as of December 31, 2022 and December 31, 2021. Series E preferred stock has a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%, into common stock based on the stated value per share divided by $4.00 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the Certificate of Designation for such series occurs, we shall pay, within three days, to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Series D Convertible Preferred Stock

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

There is no Series D Convertible Preferred Stock outstanding as of December 31, 2022 and 2021.

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

There is no Series F Convertible Preferred Stock outstanding as of December 31, 2022 and 2021.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At both December 31, 2022 and 2021, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2022, and 2021 the Company had 16,277,764 and 14,566,420 shares of common stock outstanding, respectively.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Shares granted for services

In March 2021, we issued to Mr. Sohn 1,625 shares of common stock as payment for $16,425 of compensation which had been accrued at December 31, 2020.

In April 2021, we issued 20,000 shares to a vendor for services valued at $152,500.

Restricted Stock Units

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $595,343 during each of the years ended December 31, 2022 and 2021. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred.

In August 2021, we granted 25,000 RSUs to a vendor for services valued at $101,250. The cost was recognized over the two month vesting period and included in stock-based compensation.

Between November 17, 2021 and December 7, 2021, the Company granted 133,790 RSUs to vendors for services valuated at $393,739. 126,290 of which have been issued as of December 31, 2021. The cost is recognized between a one and twelve month period. We recognized compensation expense of $129,357 during the year ended December 31, 2021.

During the three months ended March 31, 2022, 76,175 shares of common stock were issued to the Company’s CEO in connection with his employment agreement.

On February 2, 2022, 7,500 RSUs vested and 7,500 were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

During the year ended December 31, 2022, 95,825 RSUs were granted to vendors for services. 88,325 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 7,500 were vested and issuable as of December 31, 2022. The 95,825 RSUs were valued at $193,140 and were expensed as of December 31, 2022 based on the service period in the contract.

Total expense for RSUs for the years ended December 31, 2022 and 2021 was $1,052,865 and $825,951, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Restricted stock grant activity for the two years ended December 31, 2022 is as follows:

Stock Awards
Outstanding at December 31, 2020	221,600
Granted	158,790
Vested	(151,290)
Vested and issuable	(83,100)
Forfeited or cancelled	-
Outstanding at December 31, 2021	146,000
Granted	95,825
Vested and issued	(88,325)
Vested and issuable	(7,500)
Forfeited or cancelled	-
Outstanding at December 31, 2022	146,000

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Shares issued upon conversion of convertible notes

During the year ended December 31, 2021, the Company issued 89,172 shares of its common stock upon conversion of $354,387 of convertible notes payable and related accrued interest of $2,302 (See Note 8)

On July 2, 2021 the Company issued 1,489,444 shares of common stock upon the conversion of $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020. The unamortized discount of $1,666,314 was charged to additional paid-in capital resulting in a net credit to equity of $4,291,102.

Shares issued for Business Acquisitions

In 2021, we issued a total of 224,163 issuable shares of common stock pursuant to the Scouted acquisition. In 2021, we issued 271,153 shares of common stock pursuant to the Upsider acquisition. In May 2021, we issued a total of 155,327 shares of common stock pursuant to the OneWire acquisition. In July 2021, we issued a total of 257,545 shares of common stock pursuant to the Parrut acquisition. In August 2021, we issued a total of 508,711 shares of common stock pursuant to the Novo Group acquisition. In September 2021, we issued a total of 321,390 shares of common stock pursuant to the earn-out provision of the Upsider acquisition. All transactions are more fully described in Note 13.

In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period. The earnout consideration was classified as equity at the acquisition date and therefore the issuance of the common stock resulted in an equity reclassification on the issuance date, and had no other effect on the consolidated financial statements.

On October 14, 2022, we issued 51,940 shares valued at $409,036 to the original shareholders of Upsider held in escrow pursuant to the Asset Purchase Agreement dated March 25, 2021.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans

2014 Equity Incentive Plan

The 2014 Equity Compensation Plan (“2014 Plan”) is administered by the Board and provides for the issuance of up to 2,554 shares of common stock. Under our 2014 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2020 no awards are outstanding under the 2014 Plan. The Company does not anticipate granting any awards under the 2014 plan in the future. The 2014 plan was cancelled in 2021.

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

Stock Options Granted

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On December 6, 2022, the Company granted to employees a total of 190,000 options to purchase common stock, exercisable at $0.47 per share, under the terms of the 2017 and 2021 Plans. The options have a term of five years. The options will vest quarterly over four years.

On December 15, 2022, the Company granted to a vendor a total of 25,000 options to purchase common stock, exercisable at $0.37 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over one year.

The fair values of stock options granted during 2022 and 2021 were estimated using Black-Sholes option-pricing model with the following assumptions:

	2022	2021
Risk-free interest rates	1.15%-4.12%	0.07%-1.33%
Expected life (in years)	2.50 – 4.00	1.00 – 5.00
Expected volatility	132%-195%	136%-347%
Dividend yield	0.00%	0.00%

The Company recorded stock-based compensation expense on stock options of $3,041,815 and $4,257,434 in its consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, and such amounts were included as a component of general and administrative expense.

A summary of the status of the Company’s stock options as of December 31, 2022 and 2021, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	676,304	3.36	3.55	$603,819
Granted	2,364,500	4.44
Exercised	-	-
Expired or cancelled	(369,627)	4.83
Outstanding at December 31, 2021	2,671,177	4.32	4.16	$53,670
Granted	1,667,561	1.44
Exercised	-	-
Expired or cancelled	(633,617)	3.45
Outstanding at December 31, 2022	3,705,121	$3.05	2.80	$-
Exercisable at December 31, 2022	2,413,710	$3.59	2.71	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

As of December 31, 2022, there was approximately $2,527,736 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2023, $1,366,691; 2024, $715,711; 2025, $402,210; and 2026, $43,124. The intrinsic value of options outstanding is $0 at December 31, 2022 and the intrinsic value of options exercisable is $0 at December 31, 2022.

Warrants

2022 Warrant Grants

Warrant exchange for Common Stock

On January 6, 2022, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants (See Note 9).

Warrants issued with Debt Financing

During August 2022, the Company granted 1,510,417 warrants as a part of various debt financings (See Note 7). These warrants had an exercise price per share of $2.00 and expire in five years. The exercise price of the warrants was then reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut on October 14, 2022 (see Note 13). The aggregate relative fair value of the warrants, which was allocated against the debt proceeds totaled $1,032,842 at the date of issuance based on the Black Scholes Merton pricing model using the following estimates: exercise price of $2.00, 3.04-3.27% risk free rate, 175.47% volatility and expected life of the warrants of 5 years. The relative fair value was reflected in additional paid-in capital and as a debt discount to be amortized over the term of the loans.

In connection with the October 19, 2022 Loan Agreement, as discussed in Note 7, the Company will issue 706,551 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 622,803 Warrants issued and exercisable upon the Closing Date and the additional 83,708 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $2.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants (“Puttable Warrant”) for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $2.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $2.00.

The Company recorded the puttable warrant at its fair value, which is the cash surrender value the holder can put the warrant at. As such, on the issuance date, the Company recorded a $600,000 warrant liability for puttable warrants, offset by a debt discount to be amortized over the life of the loan. Upon the advance of the second advance tranche to the Company, it will record an additional debt discount and warrant liability in the amount of $103,125, the cash surrender value of the second tranche of warrants.

Additionally, the Company accrues anniversary fees each year on the one-year anniversary of the issuance date, of 1.25% of the outstanding balance depending on the stock price. The accrued anniversary fees are payable on the date the buyout fee becomes due and payable. The Company will record an expense for the 1.25% cash fee ratably over the 12 months, with an offsetting credit to warrant liability.

Warrant repricing

As a result of the sale in August 2022 of notes and warrants as described above and in Note 7, the number and exercise price of the 2020 Warrants and the 2021 Warrants in connection with the 2020 and 2021 (see Note 9), debentures were adjusted due to anti-dilution provisions in such warrants. The exercise price was reduced to $2.00 from $5.00 and the number of warrants was increased from 1,512,090 to 2,447,045. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $658,266 as a result of the trigger of the anti-dilution provisions.

On October 19, 2022, as a result of the Parrut earnout shares issued as described in Note 9, we reduced the exercise price of the 2020 and 2021 Debenture Note holder warrants from $2.00 to $0.98 due to anti-dilution provisions in these warrants. We also increased the number of warrants issued with the August 17, 2022 and August 30, 2022 notes (See Note 7) from 1,510,417 to 3,020,834 and reduced the exercise price from $2.00 to $0.98 due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $1,262,947 as a result of the trigger of the anti-dilution provisions.

Warrants for services

On December 8, 2022, the Company issued 30,000 five-year term warrants to a consultant with an exercise price of $1.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

2021 Warrant Grants

Placement Agent Warrants

On January 5, 2021 and January 20, 2021, the Company issued 28,125 and 111,825 three year term common stock warrants respectively for a total of 139,950 warrants with an exercise price of $5.00. On July 2, 2021, the 139,950 warrants were reduced to 36,364 with an exercise price of $6.25. See "Convertible Debenture Warrants and Placement Agent Warrants” below.

Note Holder Warrants

On January 5, 2021, January 20, 2021 and February 3, 2021, the Company issued 140,625, 559,125, and 70,996 three year term common stock warrants respectively for a total of 770,746 warrants with an exercise price of $5.00. On July 2, 2021, the 770,746 warrants were increased to 772,303 with an exercise price of $5.00. See "Convertible Debenture Warrants and Placement Agent Warrants” below.

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

Warrants upon conversion of Convertible Debentures

On July 2, 2021, the Company issued 1,489,596 common stock warrants with an exercise price of $5.50 in conjunction with the conversion of all $5,588,359 of convertible debentures outstanding, $115,593 of accrued interest through July 2, 2021 and a penalty amount of $253,767 on the convertible debentures issued in May/September 2020 (as discussed previously in Note 9 under Common Stock).

Warrants for Service

On April 1, 2021, the Company issued 20,000 three year term warrants to a consultant with an exercise price of $5.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As a result of the sale of convertible notes and warrants as described in Notes 8 and 9, the number and exercise price of the Series D Preferred Stock warrants outstanding was adjusted due to anti-dilution provisions in the warrants. The exercise price was reduced to $4.00 from $12.00 and the number of warrants was increased from 191,814 to 575,440. We have recorded an expense for the change in derivative value due to the anti-dilution adjustments of $2,642,175 as a result of the trigger of the anti-dilution provision.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Warrant activity for the years ended December 31, 2022 and 2021 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	1,461,378	$4.60
Issued	6,008,237	4.46
Cancelled pursuant to modification	(265,148)	1.92
Exercised	(522,108)	4.00
Outstanding at December 31, 2021	6,682,359	4.32
Issued	2,163,220	1.99
Exchanged to common stock	(112,726)	5.00
Increase due to trigger of anti-dilution provisions	2,558,098	0.98
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2022	11,290,951	$2.84

All warrants are exercisable at December 31, 2022. The weighted average remaining life of the warrants is 3.43 years at December 31, 2022.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The fair values of warrants granted during 2022 were estimated using Black-Sholes option-pricing model with the following assumptions:

December 31, 2022
Risk-free interest rates	3.04%-3.71%
Expected life (in years)	5
Expected volatility	173%-175%
Dividend yield	0.00%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

With the exception of the below, the Company is not a party to any legal proceedings or claims at December 31, 2022. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform On Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021 with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiters on Demand service agreements and software subscriptions with us. As of December 31, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue of $161,904 during 2022 related to this agreement. No such transactions occurred during the year ending December 31, 2021.

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

Our management team believes that COVID-19 accelerated significant technology trends that had already existed before the pandemic. For example, the gig economy's growth (i.e., temporary, flexible jobs) was facilitated by technology, virtual and remote telework with video, and the emergence of On Demand labor through online marketplaces all happened before the crisis. The necessity of lockdowns and business closures drove increased technology adoption and moved these trends rapidly forward. As we operate as a virtual, AI, and video-based hiring platform operating in the gig economy, these trends may act as tailwinds for the adoption of our products and services.

We expect but cannot guarantee that demand for its recruiting solutions will improve in 2023, as certain clients re-open or accelerate their hiring initiatives, and new clients utilize our services. Overall, management is focused on effectively positioning the Company for a rebound in hiring which we believe will continue to happen in 2023. Ultimately, the recovery may be delayed and the economic conditions may worsen, depending upon changes in the impact from the COVID-19 pandemic. We continue to closely monitor the confidence of our recruiter users and customers, and their respective job requirement load through offline discussions and our Recruiter Index survey.

We also may depend on raising additional debt or equity capital to stay operational. The economic impact of COVID-19, should the COVID-19 pandemic worsen, may make it more difficult for us to raise additional capital when needed. The terms of any financing, if we are able to complete one, will likely not be favorable to us.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 12 – RELATED PARTY TRANSACTIONS

During 2019 we entered into a two-year non-exclusive consulting agreement with a principal shareholder to act as Company’s consultant with respect to introducing the Company to potential acquisition and partnership targets. The Company has agreed to pay the consultant a retainer of $10,000 per month as a non-recoverable draw against any finder fees earned. The Company has also agreed to pay the consultant the sum of $5,500 per month for three years ($198,000 total) as a finder’s fee for introducing Genesys to the Company. This payment is included in the $10,000 monthly retainer payment. We have recorded consulting fees expense of $0 and $13,500 during the years ended December 31, 2022 and 2021, respectively. The term of the consulting agreement was completed in March 2021. In July 2021 we completed payments for all accrued compensation and future payments owed under the consulting agreement. No further payments will be owed under this consulting agreement.

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Expenses to this firm were $36,181 and $162,102 for the years ended December 31, 2022 and 2021, respectively, and are included in product development expense in our consolidated statements of operations.

We are a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and render certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning June 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that may be incurred. The Company has also agreed to pay Genesys monthly sales subscription fees beginning September 5, 2019 when Genesys assists with closing a recruiting program. During the years ended December 31, 2022 and 2021 we charged to operating expenses $19,825 and $117,389, respectively, for services provided by Genesys. As of December 31, 2022 and 2021, the Company owes Genesys $0 and $22,810, respectively, in payables. The license agreement expired on March 31, 2022 and was not renewed.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In past periods Icon Information Consultants used to perform many of the back office and accounting roles for Recruiting Solutions. Icon Information Consultants then charges a fee for the services along with charging for office space (see Note 11). Icon Information Consultants and Icon Industrial Solutions (collectively “Icon”) also provide “Employer of Record” (“EOR”) services to Recruiting Solutions which means that they process all payroll and payroll tax related duties of temporary and contract employees placed at customer sites and is then paid a reimbursement and fee from Recruiting Solutions. A representative of Icon is a member of our board of directors. Icon Canada also acts as an EOR and collects the customer payments and remits the net fee back to Recruiting Solutions. Revenue related to customers processed by Icon Canada is recognized on a gross basis the same as other revenues and was $0 for the year December 31, 2022, and $106,842 for the year December 31, 2021, respectively. EOR costs related to customers processed by Icon Canada was $0 and $99,904 for the years ended December 31, 2022 and 2021, respectively. Currently, there is no intercompany agreement for those charges, and they are calculated on a best estimate basis. As of December 31, 2022 and December 31, 2021, the Company owes Icon $0 and $163,672, respectively, in payables and Icon owes $0 and $49,033, respectively, to the Company. During the years ended December 31, 2022 and 2021, we charged to cost of revenue $0 and $498,848, respectively, related to services provided by Icon as our Employer of Record. During the years ended December 31, 2022 and 2021, we charged to operating expenses $0 and $132,253, respectively, related to management fees, rent and other administrative expense. During the years ended December 31, 2022 and 2021, we charged to interest expense $0 and $30,466, related to finance charges on accounts payable owed to Icon. In July 2021, we paid Icon $1,075,645 to satisfy all outstanding payables for all services including interest charges. In July 2021, we also ended all contractual relationships with Icon for back office and accounting services, as well as office space. As of December 31, 2022, Icon no longer provides EOR services. In January 2022, a payment of $118,534 was made by the Company to Icon to satisfy the remaining amount owed, net of the amount owed by Icon to the Company.

We also recorded placement revenue from Icon of $0 and $970 during the years ended December 31, 2022 and 2021, respectively, of which $0 and $22,951, respectively, is included in accounts receivable at December 31, 2022 and 2021.

We used a related party firm of the Company to pay certain recruiting services provided by employees of the firm during 2021. During 2021, we charged to cost of revenue $17,745 related to services provided. There is no balance owed as of December 31, 2022 and 2021.

An employer of a director utilized the Company for services in fiscal 2022 in the amount of $6,000

NOTE 13 - BUSINESS COMBINATIONS

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Pro Forma Information

The results of operations of Scouted, Upsider and OneWire are included in the Company’s consolidated financial statements from the dates of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31 2021:

December 31,
2021
Revenue	$22,751,140
Net Loss	$(18,163,543)
Loss per common share, basic and diluted	$(2.11)

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

As consideration for the Parrut Purchase, the Company paid $500,000 in cash at closing, a $1,750,000 promissory note with an interest rate of 6% and an original maturity date of July 1, 2023, and granted to Parrut 257,545 shares of our Common Stock, valued at $1,264,551 based on the acquisition date share price. In addition, the terms of the Parrut Purchase include “earn-out” provisions under which the Company could become obligated to pay Parrut up to an additional $1,350,000 in the form of Common Stock (the “Parrut Earn-Out Consideration”). The Parrut Earn-Out Consideration was equal to 1.35 times our revenue derived or generated from the assets purchased in the Parrut Purchase achieved during the twelve-month period immediately following the closing date. In October 2022, we confirmed Parrut earned the maximum earnout of $1,350,000 and we issued 1,374,678 common shares to Parrut at a price of $0.98 per share, the 20-day volume weighted average price prior to completion of the earnout period.

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

DECEMBER 31, 2022 AND 2021

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

Pro Forma Information

The results of operations of Parrut will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31, 2021:

December 31,
2021
Revenue	$23,017,512
Net Loss	$(17,093,361)
Loss per common share, basic and diluted	$(1.99)

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

The amount due at closing was approximately $7,117,425 (the “Base Purchase Price”), consisting of the following consideration: (i) $1,337,500 in cash, (ii) a $3,000,000 promissory note with an interest rate of 6%, that originally matured on February 1, 2024, (iii) working capital adjustments in the amount of approximately $217,045, which was paid as of September 30, 2021 and (iv) 508,711 restricted shares of common stock valued at $2,019,583 (based on the acquisition date share price), of which 127,178 of our restricted shares of Common Stock were placed in escrow to account for post-closing adjustments in respect to Novo Group’s revenue from the closing date to the end of the 2021 calendar year, as well as to partially secure the indemnification obligations of Novo Group’s former owners. The shares were released in 2022 from escrow.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The acquisition is accounted for by the Company in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting is applied to record the fair value of the assets acquired by the Company. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired will be allocated to goodwill. During 2022, a measurement period adjustment was recorded resulting in an increase in accounts receivable of $35,644 and corresponding reduction in goodwill.

The following is a summary of the estimated fair value of the assets acquired at the date of acquisition:

Accounts receivable	$762,000
Prepaid Assets	55,000
Intangible Assets	2,062,296
Goodwill	4,661,317
Assumed Liabilities	(423,188)
Total Purchase Price	$7,117,425

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On April 1, 2022, we entered into that certain Novo Adjusted Agreement (the “Agreement”) with Novo Group and a representative of Novo that had the effect of amending the Novo Asset Purchase Agreement and the Novo Note. A legend was affixed to the Novo Note stating that the Novo Note was subject to the terms of the Agreement. Under the Novo Asset Purchase Agreement, we owed an original principal amount to Novo Group of $3,000,000. Under the terms of the Agreement, the original principal amount due to Novo Group was reduced by $600,000 from $3,000,000 to $2,400,000 due to the employee turnover that occurred following the acquisition. Pursuant to the Agreement, the post-closing working capital adjustment amount of $52,117 due from us was forgiven and no additional amount is or will become due from the us as final excess with respect to the final closing working capital. Pursuant to the Agreement, the Earn-Out provision of the Asset Purchase Agreement is of no further force and effect, and consequently no further Earn-Out Payment would be earned by Novo Group or paid by us. The parties further agreed to an updated amortization schedule attached to the Agreement as discussed below. The reduction in the amounts owed to Novo Group was accounted for as a gain on debt extinguishment on the consolidated statement of operations.

The Novo Note will be paid monthly through November 1, 2023 in accordance with the updated amortization schedule attached to the Agreement. If we paid a separate lump sum pre-payment of $1,250,000 or more (“Pre-Payment”) on or before June 1, 2022, Novo Group would have, if we requested, allowed us to subordinate the indebtedness under the Novo Note to that of a senior lender so long as we continue monthly payments on the remaining note balance (including interest), in amounts no less than the amounts set forth in the amortization schedule. 76,277 escrow shares were released to Novo Group upon execution of the Agreement. The release of remaining escrow shares to each party is tied to the timing of the Pre-Payment. If we make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to us and cancelled. If the full balance is paid off on or before August 1, 2022, 25,901 escrow shares will be released to us and cancelled. Conversely, if we do not make the Pre-Payment on or before June 1, 2022, 25,000 escrow shares will be released to Novo Group. If the full balance is not paid on or before the August 1, 2022 payoff date, 25,901 escrow shares will be released to Novo Group. In addition, if we do not pay off the Novo Note on or before December 31, 2022, we shall issue 25,000 shares of our common stock to Novo Group. These shares will be issued in 2023.

The Pre-Payment was not made before June 1, 2022 and 25,000 escrow shares were released to Novo Group in June 2022. The full balance of the note was not made before August 1, 2022 and the remaining 25,901 escrow shares were released.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital.

In February 2023, we entered into an Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Pro Forma Information

The results of operations of Novo Group will be included in the Company’s consolidated financial statements from the date of acquisition. The following supplemental unaudited pro forma combined financial information assumes that the acquisition had occurred at the beginning of the twelve months ended December 31, 2021:

December 31,
2021
Revenue	$26,306,444
Net Loss	$(15,178,909)
Loss per common share, basic and diluted	$(1.76)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that result in the future.

NOTE 14 - INCOME TAXES

The Company has, subject to limitation, approximately $40.1 million of net operating loss carryforwards (“NOL”) at December 31, 2022, of which approximately $7.1 million will expire at various dates through 2037 and approximately $33.0 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $3,919,000 and $3,272,000 for the years ended December 31, 2022 and 2021, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryover	$8,723	$6,377
Intangibles amortization	375	350
Stock compensation	3,126	1,717
Capital losses	14	19
Bad debt allowance	376	221
Other	(689)	(942)
Deferred revenue	(23)	241
Total deferred tax assets, net	11,902	7,983
Less: valuation allowance	(11,902)	(7,983)
Net deferred tax assets	$-	$-

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2022 and 2021 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2022	2021
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(0.11)%	(2.10)%
Non-deductible items	5.82%	3.26%
True ups	(8.50)%	(0.19)%
Change in valuation allowance	23.79%	20.03%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 15 - SUBSEQUENT EVENTS

On January 30, 2023, due to the vesting of RSUs, 110,800 common shares were issued to Evan Sohn, CEO.

On February 2, 2023, the Company entered into a Consent and Amendment No. 1 to Promissory Note with Novo and Montage effective November 1, 2022 (the “Novo Amendment”). The Novo Amendment modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) by amending the payment schedule pursuant to which the Company shall make payments of principal and interest to Novo, as further described in the Novo Amendment.

On February 2, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Montage Amendment”), by and between the Company, its subsidiaries and Montage, effective as December 18, 2022. The Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage to provide the Company with additional time to meet certain post-closing covenants.

On February 3, 2023, the Company entered into amendments (the “Warrant Amendments”) to Common Stock Purchase Warrants issued on August 17, 2022 (the “Warrants”) to each of Cavalry Fund I LP, Firstfire Global Opportunities Fund LLC, and Porter Partners, L.P. (the “Warrantholders”). The Warrant Amendments modify the time period until the Warrant holders are permitted to exercise the Warrants by means of a “cashless exercise.” In addition, the Warrant Amendments lower the exercise price of the Warrants to $0.38 per warrant share, as further described in the Warrant Amendments. As a result of the lowered exercise price of the Warrants, the exercise price of warrants issued by the Company on May 28, 2020, January 5, 2021, January 20, 2021, August 17, 2022, and August 30, 2022, will be automatically lowered to $0.38 per warrant share.

In February 2023, we issued 821,520 common shares to investors who exercised warrants with a strike price of $0.38 for proceeds of $312,178.

In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. The revenue stream will be derived from a fixed percentage of sales on the book of business and a revenue share on referred business.

