Form 10-Q
period 2023-03-31
Recruiter.com Group, Inc.
filed 2023-05-15
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 11, 2023, the number of shares of the registrant’s common stock outstanding was 17,210,085.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

 Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS

Current assets:
Cash	$238,235	$946,804
Accounts receivable, net of allowance for doubtful accounts of $1,566,828 and $1,446,613, respectively	1,987,912	3,189,816
Prepaid expenses and other current assets	348,152	255,548

Total current assets	2,574,299	4,392,168

Property and equipment, net of accumulated depreciation of $23,468 and $17,210, respectively	55,082	61,340
Intangible assets, net	2,270,966	2,578,692
Goodwill	7,101,084	7,101,084

Total assets	$12,001,431	$14,133,284

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,760,855	$1,569,814
Accrued expenses	869,969	911,386
Accrued compensation	454,011	410,957
Accrued interest	114,040	81,576
Deferred payroll taxes	2,484	2,484
Deferred revenue	271,291	215,219
Other liabilities	50,677	17,333
Loans payable - current portion, net of discount	3,946,815	3,700,855
Warrant liability for puttable warrants	600,000	600,000
Refundable deposit on preferred stock purchase	285,000	285,000

Total current liabilities	8,355,142	7,794,624

Loans payable - long term portion, net of discount	1,025,614	1,260,343

Total liabilities	9,380,756	9,054,967

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	9	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,210,085 and 16,277,764 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,722	1,629
Shares to be issued, 587,945 shares as of March 31, 2023 and December 31, 2022	59	59
Additional paid-in capital	75,693,838	74,332,161
Accumulated deficit	(73,074,953)	(69,255,541)
Total stockholders' equity	2,620,675	5,078,317

Total liabilities and stockholders' equity	$12,001,431	$14,133,284

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenue	$3,292,739	$6,868,653
Cost of revenue	2,555,425	4,178,071

Gross Profit	737,314	2,690,582

Operating expenses:
Sales and marketing	156,583	118,756
Product development (including related party expense of $9,186 and $16,771, respectively)	242,280	593,386
Amortization of intangibles	307,726	1,008,473
General and administrative (including share-based compensation expense of $542,949 and $1,735,017, respectively, and related party expenses of $0 and $19,825, respectively)	2,834,125	5,095,704
Total operating expenses	3,540,714	6,816,319

Loss from Operations	(2,803,400)	(4,125,737)

Other income (expenses):
Interest expense	(514,156)	(67,415)
Other income	1,787	10,814
Total other income (expenses)	(512,369)	(56,601)

Loss before income taxes	(3,315,769)	(4,182,338)
Provision for income taxes	-	-
Net Loss	$(3,315,769)	$(4,182,338)

Deemed dividends	(503,643)	-
Net loss attributable to common shareholders	$(3,819,412)	$(4,182,338)

Net loss per common share – basic and diluted	$(0.23)	$(0.28)
Weighted average common shares – basic and diluted	16,795,738	14,760,254

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Three ended March 31, 2023 and 2022
(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	16,277,764	$1,629	587,945	$59	$74,332,161	$(69,255,541)	$5,078,317
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	-	-	-	-	110,800	11	-	-	(11)	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	821,521	82	-	-	315,096	-	315,178
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	-	$-	86,000	$9	-	$-	17,210,085	$1,722	587,945	$59	$75,693,838	$(73,074,953)	$2,620,675

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued for restricted stock units	-	-	-	-	-	-	105,675	11	-	-	(11)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	14,784,821	$1,479	587,945	$59	$68,767,322	$(55,041,978)	$13,726,891

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(3,315,769)	$(4,182,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,984	1,008,763
Bad debt expense	200,000	18,500
Equity based compensation expense	542,949	1,735,017
Amortization of debt discount and debt costs	363,871	-
Warrant modification expense	-	152,244
Factoring discount fee and interest	18,750	-
Change in fair value of earn-out liability	-	26,604
Changes in assets and liabilities:
Decrease in accounts receivable	126,195	824,441
Decrease in accounts receivable - related parties	-	49,033
Decrease (increase) in prepaid expenses and other current assets	(92,604)	26,358
(Decrease) increase in accounts payable and accrued liabilities	225,143	(724,810)
Decrease in accounts payable and accrued liabilities - related parties	-	(124,337)
Customer advances	33,344	-
(Decrease) increase in deferred revenue	56,071	(5,538)
Net cash used in operating activities	(1,528,066)	(1,196,063)

Cash Flows From Financing Activities:
Repayments of notes	(91,571)	(479,505)
Proceeds from factoring agreement	771,017	-
Repayments of factoring agreement	(175,127)	-
Proceeds from exercise of warrants	315,178	-
Net cash (used in) provided by financing activities	819,497	(479,505)

Net decrease in cash	(708,569)	(1,675,568)
Cash, beginning of period	946,804	2,584,062

Cash, end of period	$238,235	$908,494

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$98,867	$60,018
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Purchase price measurement period adjustment to goodwill and accounts receivable	$-	$35,643
Accounts receivable owed under factoring agreement collected directly by factor	$875,709	$-
Deemed dividends	$503,643	$-
Offering costs as a result of modification of warrant to induce exercise	$10,400	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

The accompanying consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2023. The December 31, 2022 balance sheet is derived from those statements.

In the opinion of management, these unaudited interim financial statements as of and for the three months ended March 31, 2023 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period. All references to March 31, 2023 in these footnotes are unaudited.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits.  At March 31, 2023 and December 31, 2022, the Company had $0 and $612,691 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of March 31, 2023 and December 31, 2022. The Company had no cash equivalents during or at the end of either period.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. (See below Revenue Share)

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

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

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that promotes these job seekers’ profiles and resumes to help with their procuring employment, upskilling, and training. Our resume distribution service allows a job seeker to upload their resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter training program through our online learning management system, located at RecruitingClasses.com and other training and upskilling programs.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

•

Revenue Share: We refer certain clients to a third party in exchange for a referral fee. The amount of the referral fee is dependent upon whether the referral is an existing client of ours and what services we currently provide that client, or a client of a third party who is not historically serviced by us. Referral fees under the revenue share arrangement are subject to certain minimum and maximum payout amounts. We record referral fees earned under our revenue share arrangement on a net basis.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Revenue share revenues represent a percentage of revenue we have earned in relation to client referrals we made to a third party. We record revenue in relation to revenue share on a net basis as an agent under this arrangement. We have concluded that net reporting is appropriate because we do not provide the underlying services and arrangements to meet the demands of the client that we referred to the third party. Revenue is recorded based on a net percentage of revenue that is shared between us and the third party and earned upon delivery of the services by the third party. The third party provides the underlying services in this arrangement.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2023 or December 31, 2022.

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

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended March 31,
	2023	2022
Recruiters on Demand	$1,576,853	$4,205,985
Consulting and staffing services	1,119,362	1,332,280
Software Subscriptions	377,895	696,685
Marketplace Solutions	198,629	329,453
Full time placement fees	20,000	304,250
Revenue Share	-	-
Total revenue	$3,292,739	$6,868,653

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, deferred revenue amounted to $271,291 and $215,219, respectively. During the three months ended March 31, 2023, the Company recognized $184,685 of revenue that was deferred as of December 31, 2022. Deferred revenue as of March 31, 2023 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred March 31, 2023	Recognize Q2 2023	Recognize Q3 2023	Recognize Q4 2023	Recognize 2024
Recruiters on Demand	$49,372	$49,372	$-	$-	$-
Full-time Placement	$-	$-	$-	$-	$-
Software Subscriptions	$5,945	$3,282	$2,663	$-	$-
Marketplace Solutions	$113,534	$54,771	$31,947	$20,567	$6,249
Revenue Share	$102,440	$102,440	$-	$-	$-
TOTAL	$271,291	$209,865	$34,610	$20,567	$6,249

Revenue from international sources was approximately 0.2% and 5.0% for the three months ended March 31, 2023 and 2022, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,566,828 and $1,446,613 as of March 31, 2023 and December 31, 2022, respectively. Bad debt expense was $200,000 and $18,500 for the three-month periods ended March 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred.

Property and equipment depreciation expense for the three months ended March 31, 2023 and 2022 was $6,258 and $289, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2023, two customers accounted for more than 10% of the gross accounts receivable balance at 11% and 28%, for a total of 39%.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%.

For the three months ended March 31, 2023 one customer accounted for 10% of more of total revenue, for a total of 32%.

For the three months ended March 31, 2022 two customers accounted for 10% of more of total revenue, at 12% and 10%, for a total of 22%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our employees and principal shareholders is an employee of this firm but exerts control over this firm (see Note 10).

We were a party to a license agreement with a related party firm (see Note 10). Pursuant to the license agreement the firm has granted us an exclusive license to use certain candidate matching software and render certain related services to us. If this relationship was terminated or if the firm was to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results could be materially and adversely affected.

We had used a related party firm to provide certain employer of record services (see Note 10).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $156,583 and $118,756 for the three months ended March 31, 2023 and 2022, respectively and included in sales and marketing in the accompanying consolidated statements of operations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability was considered Level 3 fair value liability instruments requiring period fair value assessments. Contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. In April 2022, the earn-out liability was forgiven in full and recorded as a gain on debt extinguishment on the consolidated statement of operations. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The Company does not have any other financial instruments which require re-measurement to fair value. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended March 31, 2023 and December 31, 2022:

Beginning balance, December 31, 2021	$578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)

Ending balance, December 31, 2022	-
Re-measurement adjustments:
Change in fair value of earn-out liability	-
Ending balance, March 31, 2023	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in the third quarter of 2019, including customer contracts and intellectual property, the assets acquired from Scouted and Upsider during the first quarter of 2021, the assets acquired from OneWire during the second quarter of 2021, and the assets acquired from Parrut and Novo Group during the third quarter of 2021. Amortization expense is recorded on the straight-line basis over the estimated economic lives.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and our Platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 14,184,143 and 9,942,452 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because their effects would have been anti-dilutive.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

	Three	Three
	Months ended	Months ended
	March 31,	March 31,
	2023	2022
Options	3,242,588	2,794,319
Stock awards	42,125	148,500
Warrants	10,469,430	6,569,633
Convertible preferred stock	430,000	430,000
	14,184,143	9,942,452

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. On January 1, 2023 the adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.5 million in operations during the three months ended March 31, 2023; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2023 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$152,756	$40,860
Prepaid advertisement	181,000	200,000
Employee advance	6,500	8,500
Prepaid insurance	-	3,302
Other receivables	7,896	2,886
Prepaid expenses and other current assets	$348,152	$255,548

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of March 31, 2023 and December 31, 2022 were $42,720 for both periods and accumulated unrealized losses were $42,720 as of March 31, 2023 and December 31, 2022, respectively. The fair market value of available for sale marketable securities was $0 as of March 31, 2023 and December 31, 2022, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions was $6,731,852 while the remaining goodwill from the 2019 acquisition was $3,517,315 at December 31, 2020. The Company performed a goodwill impairment test during 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 during 2021. The Company performed its annual goodwill impairment test during 2022 using market data and discounted cash flow analysis and determined that goodwill was further impaired by $582,114.

The changes in the carrying amount of goodwill for the periods ended March 31, 2023 and December 31, 2022 are as follows:

	2023	2022
Carrying value - January 1	$7,101,084	$7,718,842
Purchase price measurement period adjustments	-	(35,644)
Impairment losses	-	(582,114)
Carrying value - end of period	$7,101,084	$7,101,084

Intangible Assets

On March 31, 2019, the Company acquired Intangible assets totaling $1,910,072 from Genesys, including customer contracts and intellectual property which are being amortized over the three year useful life.

During 2021, we acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and valuations of the assets acquired.

Intangible assets are summarized as follows:

	2023	2022
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,965	1,726,965
Internal use software developed	325,492	325,491
Domains	40,862	40,862
	13,972,540	13,972,539
Less accumulated amortization	(7,863,149)	(7,555,422)
Total	6,109,391	6,417,117
Less accumulated impairment	(3,838,425)	(3,838,425)
Carrying value	$2,270,966	$2,578,692

Amortization expense of intangible assets was $307,726 and $1,008,473 for the three months ended March 31, 2023 and 2022, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2023 (remainder of year), $929,322; 2024 $739,547; 2025, $455,683; 2026, $121,279; 2027, $2,738; and thereafter, $22,397. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The Company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425.

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. During the year ended December 31, 2022, the Company recorded a gain on sale of intangible asset of $250,000 which was included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2022. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the consolidated balance sheet. As of March 31, 2023, the Company utilized approximately $20,000 of advertising from CEG.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 6 - LOANS PAYABLE

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on August 31, 2023, and bears interest at 12%. At March 31, 2023 and December 31, 2022, the outstanding balance on the promissory note with Parrut was $350,862 and $444,245, respectively.

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

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital. At March 31, 2023 and December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,292,360 and $1,292,360, respectively.

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

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At March 31, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $230,568 and $384,280, respectively, was $880,543 and $726,831, respectively.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 8) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At March 31, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $291,526 and $466,441, respectively, was $1,014,030 and $839,115, respectively.

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

The Company accrues anniversary fees each year on the one-year anniversary of the issuance date of 1.25% of the outstanding advance balance depending on the stock price. The accrued anniversary fees are payable on the date the buyout fee becomes due and payable. The Company records an expense for the 1.25% cash fee ratably over the 12 months.

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

At March 31, 2023 and December 31, 2022, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $587,386 and $622,630, respectively, was $1,412,614 and $1,377,370, respectively.

At March 31, 2023 and December 31, 2022, the outstanding principal balance on the promissory notes payable totaled $6,059,889 and $6,153,272, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of March 31, 2023 and December 31, 2022, $83,580 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $61,560 and $263,939, was due from the factor, respectively, resulting in a net $22,020 and $281,277 loan payable to the factor, respectively.

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

The cost of factoring for the three months ended March 31, 2023 and 2022 was $18,750 and $0, respectively, and is included in interest expense on the consolidated statements of operations.

The status of the loans payable as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Promissory notes	$6,059,889	$6,153,272
Factoring arrangement	22,020	281,277
Total loans payable	6,081,909	6,434,549
Less: Unamortized debt discount or debt issuance costs	(1,109,480)	(1,473,351)
Less current portion	(3,946,815)	(3,700,855)
Non-current portion	$1,025,614	$1,260,343

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2023 (remainder of year)	$4,339,909
2024	516,000
2025	516,000
2026	516,000
2027	194,000
Total principal payments	$6,081,909

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the three months ended March 31, 2023.

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At both March 31, 2023 and December 31, 2022, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2022 and December 31, 2022 the Company had 17,210,085 and 16,277,764 shares of common stock outstanding, respectively.

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

Restricted Stock Units

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $152,143 and 148,836 during the three months ended March 31, 2023 and 2022 respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. 110,800 and 76,175 shares from those RSUs were issued during the three months ended March 31, 2023 and March 31, 2022, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Restricted stock grant activity for the periods March 31, 2023 and ending March 31, 2022 is as follows:

Stock Awards
Outstanding at December 31, 2021	146,000
Granted	95,825
Vested	(88,325)
Vested and issuable	(7,500)
Forfeited or cancelled	-
Outstanding at December 31, 2022	146,000
Granted	-
Vested and issued	(110,800)
Vested or issuable	(35,200)
Outstanding at March 31, 2023	-

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

On January 9, 2023, the Company granted to an employee a total of 25,000 options to purchase common stock, exercisable at $0.45 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on April 9, 2023.

On March 22, 2023, the Company granted three employees a total of 60,000 options to purchase common stock, exercisable at $0.22 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vested immediately.

The fair values of stock options granted during the three months ended March 31, 2023 were estimated using Black-Sholes option-pricing model with the following assumptions:

March 31, 2023
Risk-free interest rates	3.76 – 3.93%
Expected life (in years)	2.5 – 4.0
Expected volatility	122 - 175%
Dividend yield	-

During the three months ended March 31, 2023 and 2022, we recorded $390,806 and $1,397,804 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of March 31, 2023, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,705,121	3.05	2.80	$-
Granted	85,000	0.29	-	-
Exercised	-	-	-	-
Expired or cancelled	(547,533)	2.45	-	-
Outstanding at March 31, 2023	3,242,588	3.08	2.43	$2,748
Exercisable at March 31, 2023	2,122,549	-	3.59	$2,748

As of March 31, 2023, there was approximately $1,125,146 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2023 (remainder of year), $591,862; 2024, $356,401; 2025, $151,078; 2026, $25,748; and 2027, $57. The intrinsic value of options outstanding is $2,748 at March 31, 2023 and the intrinsic value of options exercisable is $2,748 at March 31, 2023.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Warrants

2023 Warrant Grants

Warrant repricing

On February 3, 2023, the Company entered into amendments to Common Stock Purchase Warrants issued on August 17, 2022 to each of Cavalry Fund I LP, Firstfire Global Opportunities Fund LLC, and Porter Partners, L.P. The warrant amendments modify the time period until the holders of these warrants are permitted to exercise the Warrants by means of a “cashless exercise.” In addition, the warrant amendments lower the exercise price of the Warrants to $0.38 per warrant share, as further described in the warrant amendments. These amendments were treated as modifications to induce the exercise of warrants, and as such, resulted in deferred equity costs of $10,400 on the date of the amendment. As a result of the lowered exercise price of the Warrants, the exercise price of warrants issued by the Company on May 28, 2020, January 5, 2021, January 20, 2021, August 17, 2022, and August 30, 2022, will be automatically lowered to $0.38 per warrant share due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $503,643 as a result of the trigger of the anti-dilution provisions.

Warrants exercised into Common Stock

In February 2023, we issued 821,521 common shares to investors who exercised warrants with a strike price of $0.38 for gross proceeds of $315,178.

2022 Warrant Grants

Warrant exchange for Common Stock

On January 6, 2022, the Company issued 112,726 shares of common stock upon the exchange of 112,726 warrants (See Note 7).

Warrants issued with Debt Financing

During August 2022, the Company granted 1,510,417 warrants as a part of various debt financings (See Note 6). These warrants had an exercise price per share of $2.00 and expire in five years. The exercise price of the warrants was then reduced from $2.00 to $0.98 in connection with the issuance of stock to Parrut on October 14, 2022. The aggregate relative fair value of the warrants, which was allocated against the debt proceeds totaled $1,032,842 at the date of issuance based on the Black Scholes Merton pricing model using the following estimates: exercise price of $2.00, 3.04-3.27% risk free rate, 175.47% volatility and expected life of the warrants of 5 years. The relative fair value was reflected in additional paid-in capital and as a debt discount to be amortized over the term of the loans.

In connection with the October 19, 2022 Loan Agreement, as discussed in Note 6, the Company will issue 706,551 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 622,803 Warrants issued and exercisable upon the Closing Date and the additional 83,708 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $2.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants (“Puttable Warrant”) for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $2.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $2.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

Warrant repricing

As a result of the sale in August 2022 of notes and warrants as described above and in Note 6, the number and exercise price of the 2020 Warrants and the 2021 Warrants in connection with the 2020 and 2021 debentures were adjusted due to anti-dilution provisions in such warrants. The exercise price was reduced to $2.00 from $5.00 and the number of warrants was increased from 1,512,090 to 2,447,045. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $658,266 as a result of the trigger of the anti-dilution provisions.

On October 19, 2022, as a result of the Parrut earnout shares issued we reduced the exercise price of the 2020 and 2021 Debenture Note holder warrants from $2.00 to $0.98 due to anti-dilution provisions in these warrants. We also increased the number of warrants issued with the August 17, 2022 and August 30, 2022 notes (See Note 6) from 1,510,417 to 3,020,834 and reduced the exercise price from $2.00 to $0.98 due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $1,262,947 as a result of the trigger of the anti-dilution provisions.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Warrants for services

On December 8, 2022, the Company issued 30,000 five-year term warrants to a consultant with an exercise price of $1.00.

Warrant activity for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2022	11,290,951	$2.84
Issued	-	-
Exercised	(821,521)	0.38
Expired or cancelled	-	-
Outstanding at March 31, 2023	10,469,430	2.72

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at March 31, 2023. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiters on Demand service agreements and software subscriptions with us. As of December 31, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue $0 and $214,247 during the three months ended March 31, 2023 and 2022, respectively, related to this agreement.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement. Expenses to this firm were $9,186 and $16,771 for the three months ended March 31, 2023 and 2022, respectively. These expenses are included in product development expense in our consolidated statements of operations.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended March 31, 2023 and 2022, we charged to operating expenses $0 and $19,825 for services provided by Opptly. The license agreement expired on March 31, 2022 and was not renewed.

An employer of a director utilized the Company for services during the three months ended March 31, 2023 and 2022 in the amount of $0 and $6,000, respectively.

NOTE 11 - SUBSEQUENT EVENTS

We received a $250,000 advance on our expected employee retention tax credit by a third party in May 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

For purposes of this Quarterly Report, “Recruiter.com,” “we,” “our,” “us,” or similar references refers to Recruiter.com Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overview

We operate an On Demand recruiting platform to transform the $28.5 billion Employment and Recruitment Agency industry. We help businesses accelerate and streamline their recruiting and hiring processes by providing On-Demand recruiting services and technology. We leverage our network of recruiters to place recruiters on a project basis and provide additional AI-enabled platforms, training and upskilling programs, staffing services, and career communities. Our mission is to become a preferred solution for hiring specialized talent.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offer a subscription to our web-based platforms that help employers recruit talent. Our platforms allow customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offer enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. (See below Revenue Share)

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

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

For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service that promotes these job seekers’ profiles and resumes to help with their procuring employment, upskilling, and training. Our resume distribution service allows a job seeker to upload their resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter training program through our online learning management system, located at RecruitingClasses.com and other training and upskilling programs.

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

•

Revenue Share: We refer certain clients to a third party in exchange for a referral fee. The amount of the referral fee is dependent upon whether the referral is an existing client of ours and what services we currently provide that client, or a client of a third party who is not historically serviced by us. Referral fees under the revenue share arrangement are subject to certain minimum and maximum payout amounts. We record referral fees earned under our revenue share arrangement on a net basis.

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

Quarter Overview

During the three months ended March 31, 2023, we streamlined our operations and worked to complete the partnership with Job Mobz, which further reduced operating expenses. We also focused on developing new high-margin offerings such as our AI-enabled software product “Candidate Pitch” for transforming resumes into career summaries and our “Recruiting Classes” online training program.

Our key highlights during the three months ended March 31, 2023, include the following:

Select Achievements:

•	Issued plans to focus on cost-saving measures, web monetization, and intention to launch new self-service initiatives.
•	Announced a case study of effective recruitment solutions with FIRST, a leading global brand experience agency.
•	Showcased the company through numerous media appearances, including on CNBC, Bloomberg, and the RedChip Money report.
•	Created content series, training materials, downloadable resources, and online tools pertaining to the use of ChatGPT within the recruitment sector.
•	Announced a strategic partnership with Job Mobz, a provider of recruitment process outsourcing, to transition certain clients and operations and service certain future enterprise customer needs.

Since March 31, 2023, our key highlights include the following:

•	Launched a new self-service platform for the procurement of recruiting labor, located at OnDemand.Recruiter.com.
•	Launched a new ChatGPT-driven software platform, located at CandidatePitch.com, which facilitates the transformation of PDF and Word resumes into professional career profiles.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

Revenue

We had revenue of $3.3 million for the three-month period ended March 31, 2023, as compared to $6.9 million for the three-month period ended March 31, 2022, representing a decrease of $3.6 million or 52%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $2.5 million or 63% due to no growth. Software Subscriptions, contributed $378 thousand of revenue in 2023 compared to $697 thousand in 2022. We also had a decrease in Permanent Placement fees of $284 thousand or 93% from increased demand for services to support client hiring needs. We also had a decrease in our Marketplace Solutions revenue of $130 thousand or 40% from contributions from recent acquisitions as well as growth in new customers.

Cost of Revenue

Cost of revenue was $2.6 million for the three-month period ended March 31, 2023, compared to $4.2 million for the corresponding three-month period in 2022, representing a decrease of $1.6 million or 39%. This decrease resulted primarily from a decrease in compensation expense in line with decrease in revenue. Cost of revenue for the three-month period ended March 31, 2022 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended March 31, 2023 was $737 thousand, producing a gross profit margin of 22.4%. Our gross profit for the corresponding 2022 three-month period was $2.7 million, producing a gross profit margin of 39.2%. The decrease in the gross profit margin from 2023 to 2022 reflects the shift in the mix in sales for the period as all areas of our business grew faster and have higher gross margins than our staffing business.

Operating Expenses

We had total operating expense of $3.5 million for the three-month period ended March 31, 2023 compared to $6.8 million for the corresponding three-month period in 2022, a decrease of $3.3 million or 48%. This decrease was primarily due to lower product development, and general and administrative expense, and lower amortization of intangibles expense of $308 thousand from $1 million that occurred for the three-month period ended March 31, 2022.

Sales and Marketing

Our sales and marketing expense for the three-month period ended March 31, 2023 was $157 thousand compared to $119 thousand for the corresponding three-month period in 2022, which reflects an increase in personnel and advertising and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the three-months ended March 31, 2023 decreased to $242 thousand from $593 thousand for the corresponding period in 2022. This decrease was attributable decrease in technology and design and research and development. The product development expense included $9 thousand and $19 thousand for the three months ended March 31, 2023 and 2022, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the three-month period ended March 31, 2023, we incurred a non-cash amortization charge of $308 thousand as compared to $1.0 million for the corresponding period in 2022. The amortization expense in 2023 and 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group.

General and Administrative

General and administrative expense for the three-month period ended March 31, 2023 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended March 31, 2023, our general and administrative expense was $2.8 million, including $543 thousand of non-cash stock-based compensation. In 2022, for the corresponding period, our general and administrative expense was $5.1 million, including $1.7 million of non-cash stock-based compensation. This decrease was attributable due to no growth.

Other Income (Expense)

Other income (expense) for the three-month period ended March 31, 2023 was an expense of $512 thousand compared to an expense of $57 thousand in the corresponding 2022 period. The primary reason for the increase in expense of $455 thousand was due to an increase in interest expense of $447 thousand.

Net Income (Loss)

For the three-months ended March 31, 2023, we had a net loss of $3.3 million compared to a net loss of $4.2 million during the corresponding three-month period in 2022.

Net Income (Loss) attributable to common share holders

For the three-months ended March 31, 2023, we had a net loss of $3.8 million compared to a net loss of $4.2 million during the corresponding three-month period in 2022.  The primary increase is due to a deemed dividend was recorded for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $503,643 as a result of the trigger of the anti-dilution provisions.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended March 31,
	2023	2022

Net Income (loss)	$(3,315,769)	$(4,182,338)
Interest expense and finance cost, net	512,369	67,415
Depreciation & amortization	313,984	1,008,763
EBITDA (loss)	(2,489,916)	(3,106,160)
Bad debt expense	200,000	18,500
Stock-based compensation	542,949	1,735,017
Adjusted EBITDA (Loss)	$(1,746,467)	$(1,352,643)

Liquidity and Capital Resources

For the three months ended March 31, 2023, net cash used in operating activities was $1.5 million, compared to net cash used in operating activities of $1.2 million for the corresponding three-month period in 2022. For the three months ended March 31, 2023, net loss was $3.3 million. Net loss includes non-cash items of depreciation and amortization expense of $313 thousand, bad debt expense of $200 thousand, equity-based compensation expense of $543 thousand, and a factoring discount fee and interest of $19 thousand.  Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $126 thousand and prepaid expenses and other current assets increase by $92 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increase in total by $315 thousand.

For the three months ended March 31, 2022, net cash used in operating activities was $1.2 million. For the three months ended March 31, 2022, net loss was $4.2 million. Net loss includes non-cash items of depreciation and amortization expense of $1.0 million, bad debt expense of $19 thousand, warrant modification expense of $152 thousand, equity-based compensation expense of $1.7 million, and a positive change in fair value of earn-out liability of $27 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable (including related party) decreased by $873 thousand and prepaid expenses and other current assets decreased by $26 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $855 thousand.

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0.

For the three months ended March 31, 2023, net cash provided by financing activities was $819 thousand. The principal factor was $771 thousand of proceeds from the factoring agreement and $315 thousand of proceeds from the exercise of warrants, offset by repayment of notes and the factoring agreement of $267 thousand.

For the three months ended March 31, 2022, net cash used in financing activities was $480 thousand. The principal factor was $480 thousand from the payments of notes.

Based on cash on hand as of May 11, 2023 of approximately $225,000, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the quarter ended March 31, 2023, we recorded a net loss of $3.3 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

To date, equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings. We have also entered into arrangements with factoring companies to receive advances against certain future accounts receivable in order to supplement our liquidity. Effective April 27, 2022, we entered into a factoring agreement (the “Factoring Agreement”) with a buyer for the purpose of factoring our trade accounts receivable, as further described in Note 6 to our consolidated financial statements.

Financing Arrangements

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

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At March 31, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $230,568 and $384,280, respectively, was $880,543 and $726,831, respectively.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 8) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At March 31, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $291,526 and $466,441, respectively, was $1,014,030 and $839,115, respectively.

On October 19, 2022, the Company closed a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Montage Capital II, L.P. (the “Lender”). Pursuant to the Loan Agreement, the Lender will make advances (“Advances”) in the aggregate principal amount of $2,250,000, with the first Advance of $2,000,000 being provided on or around the Closing Date and the second Advance of $250,000 being available to the Company upon request prior to April 30, 2023. Interest will accrue on all Advances under the Loan Agreement at a per annum rate of 12.75%. In the event of a default under the terms of the Loan Agreement, the interest rate increases by 5 percentage points above the interest rate in effect immediately prior to a default. The entire outstanding principal balance of the Advances, all accrued and unpaid interest thereon, and all fees and other amounts outstanding thereunder will be immediately due and payable on the 42nd month anniversary of the Closing Date (the “Maturity Date”). In connection with the Loan Agreement, the Company granted and pledged to the Lender a continuing security interest in all presently existing and hereafter acquired or arising Collateral (as more specifically defined in the Loan Agreement) which includes all personal property of the Company and its subsidiaries. The Loan Agreement contains certain affirmative and negative covenants to which the Company is also subject.

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

Revenue share revenues represent a percentage of revenue we have earned in relation to client referrals we made to a third party. We record revenue in relation to revenue share on a net basis as an agent under this arrangement. We have concluded that net reporting is appropriate because we do not provide the underlying services and arrangements to meet the demands of the client that we referred to the third party. Revenue is recorded based on a net percentage of revenue that is shared between us and the third party and earned upon delivery of the services by the third party. The third party provides the underlying services in this arrangement.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of March 31, 2023.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2022, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) We do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of March 31, 2023.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except for the BKR lawsuit and related counterclaim described under Note 9 to our unaudited consolidated financial statements, as of the date of this filing, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed March 31, 2023. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued upon exchange of common stock warrants

In February 2023, we issued 821,521 common shares to investors who exercised warrants with a strike price of $0.38 for proceeds of $315,178.

Shares issued for Services

During the three months ended March 31, 2023, 110,800 shares have been issued to our CEO in connection with his employment agreement.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
10.1	Consent and Amendment No. 1 to Promissory Note, by and between the Company, Novo Group, Inc., and Montage Capital II, L.P. dated February 2, 2023 and effective as of November 1, 2022.	8-K	2/8/23	10.1
10.2	First Amendment to Loan and Security Agreement, by and among the Company, its subsidiaries, and Montage Capital II, L.P. dated February 2, 2023 and effective December 18, 2022.	8-K	2/8/23	10.2
10.3	Master Referral Agreement, by and between the Company and Job Mobz Inc., dated March 23, 2023.	8-K	3/29/23	10.1
10.4	Strategic Referral Agreement, by and between the Company and Job Mobz Inc., dated March 23, 2023.	8-K	3/29/23	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Furnished*
32.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

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

Dated: May 15, 2023	RECRUITER.COM GROUP, INC.

	By:	/s/ Evan Sohn
Evan Sohn
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

