Form 10-Q
period 2023-06-30
Recruiter.com Group, Inc.
filed 2023-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 13, 2023, the number of shares of the registrant’s common stock outstanding was 17,792,151.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

 Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$442,456	$946,804
Accounts receivable, net of allowance for doubtful accounts of $1,558,728 and $1,446,613, respectively	1,398,670	3,189,816
Prepaid expenses and other current assets	265,810	255,548

Total current assets	2,106,936	4,392,168

Property and equipment, net of accumulated depreciation of $29,724 and $17,210, respectively	48,825	61,340
Intangible assets, net	1,945,264	2,578,692
Goodwill	7,101,084	7,101,084

Total assets	$11,202,109	$14,133,284

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,392,436	$1,569,814
Accrued expenses	879,241	911,386
Accrued compensation	214,286	410,957
Accrued interest	175,515	81,576
Deferred payroll taxes	2,484	2,484
Other liabilities	386,805	17,333
Loans payable - current portion, net of discount	4,230,479	3,700,855
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant liability for puttable warrants	600,000	600,000
Deferred revenue	174,591	215,219

Total current liabilities	8,340,837	7,794,624

Loans payable - long term portion	1,001,310	1,260,343

Total liabilities	9,342,147	9,054,967

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,792,151 and 16,277,764 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,780	1,629
Shares to be issued, 0 and 587,945 shares as of June 30, 2023 and December 31, 2022, respectively	-	59
Additional paid-in capital	75,913,399	74,332,161
Accumulated deficit	(74,055,226)	(69,255,541)
Total stockholders' equity	1,859,962	5,078,317

Total liabilities and stockholders' equity	$11,202,109	$14,133,284

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months ended June 30, 2022 and 2023

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$2,041,129	$7,112,450	$5,333,868	$13,981,103
Cost of revenue	1,604,161	4,183,478	4,159,586	8,361,549

Gross Profit	436,968	2,928,972	1,174,282	5,619,554
Operating expenses:
Sales and marketing	79,453	158,040	236,036	276,796
Product development (including related party expense of $17,855, $0,$ 27,041, $16,771, and respectively)	84,282	89,473	326,562	682,859
Amortization of intangibles	325,702	917,239	633,428	1,925,712
General and administrative (including share-based compensation expense of $219,560, $669,047, $762,509 and $2,404,064, respectively, and related party expenses of $0, $0, $0 and $19,825, respectively)	886,579	4,097,397	3,720,704	9,193,101
Total operating expenses	1,376,016	5,262,149	4,916,730	12,078,468

Loss from Operations	(939,048)	(2,333,177)	(3,742,448)	(6,458,914)

Other income (expenses):
Interest expense	(647,213)	(64,491)	(1,161,369)	(131,906)
Other income (expense)	754,312	3,713	756,099	14,527
Finance cost	(327,073)	-	(327,073)	-
Gain on settlement of payables	178,749	-	178,749	-
Gain on debt extinguishment	-	1,205,195	-	1,205,195
Total other income (expenses)	(41,255)	1,144,417	(533,594)	1,087,816

Loss before income taxes	(980,273)	(1,188,760)	(4,296,042)	(5,371,098)
Provision for income taxes	-	-	-	-
Net Loss	$(980,273)	$(1,188,760)	$(4,296,042)	$(5,371,098)

Deemed dividends	-	-	(503,643)	-
Net loss attributable to common shareholders	$(980,273)	$(1,188,760)	$(4,799,685)	$(5,371,098)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)	$(0.28)	$(0.36)
Weighted average common shares - basic and diluted	17,389,182	14,830,738	17,056,900	14,795,691

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Three and Six Months ended June 30, 2023 and 2022
(Unaudited)

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	16,277,764	$1,629	587,945	$59	$74,332,161	$(69,255,541)	$5,078,317
Stock based compensation - option	-	-	-	-	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	-	-	-	-	110,800	11	-	-	(11)	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	821,521	82	-	-	315,096	-	315,178
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	-	$-	86,000	$9	-	$-	17,210,085	$1,722	587,945	$59	$75,693,838	$(73,074,953)	$2,620,675
Stock based compensation - option	-	-	-	-	-	-	-	-	-	-	219,560	-	219,560
Common stock issued for the exchange of warrants	-	-	-	-	-	-	582,066	58	(587,945)	(59)	1	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(980,273)	(980,273)
Balance as of June 30, 2023	-	$-	86,000	$9	-	$-	17,792,151	$1,780	-	$-	$75,913,399	$(74,055,226)	$1,859,962

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	14,566,420	$1,457	587,945	$59	$66,948,340	$(50,859,640)	$16,090,225
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	112,726	11	-	-	152,233	-	152,244
Common stock issued for restricted stock units	-	-	-	-	-	-	105,675	11	-	-	(11)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	14,784,821	$1,479	587,945	$59	$68,767,322	$(55,041,978)	13,726,891

Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	381,351	-	381,351
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	237,906	-	237,906
Common stock issued for restricted stock units	-	-	-	-	-	-	66,325	7	-	-	(7)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,188,760)	(1,188,760)

Balance as of June 30, 2022	-	$-	86,000	$9	-	$-	14,851,146	$1,486	587,945	$59	$69,386,572	$(56,230,738)	$13,157,388

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2023 and 2022

(Unaudited)

	Six months	Six months
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(4,296,042)	$(5,371,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	645,943	1,926,194
Bad debt expense	200,000	363,702
Gain on debt extinguishment	-	(1,205,195)
Equity based compensation expense	762,509	2,404,064
Warrant modification expense	-	152,244
Gain on settlement of debt	(178,749)	-
Amortization of debt discount and debt costs	726,708	-
Change in fair value of earn-out liability	-	26,604
Factoring discount fee and interest	20,236	45,413
Changes in assets and liabilities:
Increase in accounts receivable	591,126	134,002
Decrease in accounts receivable - related parties	-	49,033
Increase (decrease) in prepaid expenses and other current assets	(10,262)	34,821
Increase in accounts payable and accrued liabilities	(133,506)	(357,932)
Decrease in accounts payable and accrued liabilities - related parties	-	(137,741)
Customer advances	-	426,136
(Decrease) increase in deferred revenue	(40,628)	(222,818)
Net cash used in operating activities	(1,712,665)	(1,732,571)

Cash Flows From Investing Activities:
Capitalized software development costs	-	(763,785)
Net cash used in investing activities	-	(763,785)

Cash Flows From Financing Activities:
Proceeds from ERC advances	450,000	-
Repayment of ERC advances	(80,528)	-
Repayments of loans	(173,027)	(1,101,400)
Proceeds from factoring agreement	871,821	3,380,362
Repayments of factoring agreement	(175,127)	(653,008)
Gross proceeds from exercise of warrants	315,178	-
Net cash provided by financing activities	1,208,317	1,625,954

Net increase (decrease) in cash	(504,348)	(870,402)
Cash, beginning of period	946,804	2,584,062

Cash, end of period	$442,456	$1,713,660

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$176,769	$59,622
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$1,000,020	$927,376
Purchase price measurement period adjustment to goodwill and accounts receivable	$-	$35,644
Deemed dividends	$503,643	$-
Offering costs as a result of modification of warrants to induce exercise	$10,400	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

In the opinion of management, these unaudited interim financial statements as of and for the three and six months ended June 30, 2023 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period. All references to June 30, 2023 in these footnotes are unaudited.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits.  At June 30, 2023 and December 31, 2022, the Company had $173,739 and $612,691 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of June 30, 2023 and December 31, 2022. The Company had no cash equivalents during or at the end of either period.

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

June 30, 2023

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

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. (See below Revenue Share).

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

June 30, 2023

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

June 30, 2023

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2023 or December 31, 2022.

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

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended June 30,
	2023	2022
Recruiters on Demand	$209,902	$4,684,062
Consulting and staffing services	1,511,538	940,474
Software Subscriptions	35,046	808,052
Marketplace Solutions	182,203	366,537
Full time placement fees	-	313,325
Revenue Share	102,440	-
Total revenue	$2,041,129	$7,112,450

	Six Months Ended June 30,
	2023	2022
Recruiters on Demand	$1,786,755	$8,890,047
Consulting and staffing services	2,630,900	2,272,754
Software Subscriptions	412,941	1,504,737
Marketplace Solutions	380,832	695,990
Full time placement fees	20,000	617,575
Revenue Share	102,440	-
Total revenue	$5,333,868	$13,981,103

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

As of June 30, 2023 and December 31, 2022, deferred revenue amounted to $174,591 and $215,219, respectively. During the six months ended June 30, 2023, the Company recognized $209,350 of revenue that was deferred as of December 31, 2022. Deferred revenue as of June 30, 2023 is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred June 30, 2023	Recognize Q3 2023	Recognize Q4 2023	Recognize 2024
Recruiters on Demand	$49,371	$49,371	$-	$-
Software Subscriptions	$2,663	$2,663	$-	$-
Marketplace Solutions	$122,557	$77,041	$28,807	$16,709
TOTAL	$174,591	$129,075	$28,807	$16,709

Revenue from international sources was approximately 0.2% and 3.0% for the three months ended June 30, 2023 and 2022, respectively.

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,558,728 and $1,446,613 as of June 30, 2023 and December 31, 2022, respectively. Bad debt expense was $0 and $345,202 for the three-month periods ended June 30, 2023 and 2022, respectively, and $200,000 and $363,702 for the six month periods ending June 30, 2023 and 2022, respectively.

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

Property and equipment depreciation expense for the three months ended June 30, 2023 and 2022 was $6,258 and $192 respectively and was $12,516 and $481 for the six months ended June 30, 2023 and 2022, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

As of June 30, 2023, one customer accounted for more than 10% of the accounts receivable balance, for a total of 95%.

As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%.

For the three months ended June 30, 2023 one customer accounted for more than 10% of total revenue at 79%.

For the three months ended June 30, 2022 one customer accounted for more than 10% of total revenue, at 11%.

For the six months ended June 30, 2023, one customer accounted for more than 10% of total revenue, at 48%.

For the six months ended June 30, 2022, one customer accounted for more than 10% of total revenue, at 11%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our employees and principal shareholders is an employee of this firm and exerts control over this firm (see Note 10).

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

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $79,453 and $158,040 for the three months ended June 30, 2023 and 2022, respectively.  Advertising and marketing costs were $236,036 and $276,796 for the six months ended June 30, 2023 and 2022, respectively and included in sales and marketing in the accompanying consolidated statements of operations.

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

June 30, 2023

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

For the Company's earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended June 30, 2023 and December 31, 2022:

Beginning balance, December 31, 2021	$578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)

Ending balance, December 31, 2022	-
Re-measurement adjustments:
Change in fair value of earn-out liability	-
Ending balance, June 30, 2023	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

(UNAUDITED)

Product Development

Product development costs are included in selling, general and administrative expenses and consist of support, maintenance and upgrades of our website and our Platform and are charged to operations as incurred.

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 12,262,335 and 9,724,709 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively, because their effects would have been anti-dilutive.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

	June 30,	June 30,
	2023	2022
Options	3,239,303	2,923,076
Stock awards	42,125	146,000
Warrants	8,550,907	6,569,633
Convertible preferred stock	430,000	86,000
	12,262,335	9,724,709

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

June 30, 2023

(UNAUDITED)

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.7 million in operations during the six months ended June 30, 2023 and has a working capital deficit of approximately $6.2 million at June 30, 2023; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2023 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$51,445	$40,860
Prepaid advertisement	169,500	200,000
Employee advance	500	8,500
Prepaid insurance	-	3,302
Other receivables	44,365	2,886
Prepaid expenses and other current assets	$265,810	$255,548

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of June 30, 2023 and December 31, 2022 were $42,720 for both periods and accumulated unrealized losses were $42,720 as of June 30, 2023 and December 31, 2022, respectively. The fair market value of available for sale marketable securities was $0 as of June 30, 2023 and December 31, 2022, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The changes in the carrying amount of goodwill for the periods ended June 30, 2023 and December 31, 2022 are as follows:

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

Intangible assets for the periods ended June 30, 2023 and December 31, 2022 are summarized as follows:

	2023	2022
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,965	1,726,965
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	13,972,539	13,972,539
Less accumulated amortization	(8,188,850)	(7,555,422)
Total	5,783,689	6,417,117
Less accumulated impairment	(3,838,425)	(3,838,425)
Carrying value	$1,945,264	$2,578,692

Amortization expense of intangible assets was $325,702 and $917,239 for the three months ended June 30, 2023 and 2022, respectively, and was $633,428 and $1,925,712 for the six months ended June 30, 2023 and 2022, respectively related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2023 (remainder of year), $602,390; 2024 $739,547; 2025, $455,683; 2026, $122,507; 2027, $2,738; and thereafter, $22,399. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The Company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425.

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. During the year ended December 31, 2022, the Company recorded a gain on sale of intangible asset of $250,000 which was included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2022. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the consolidated balance sheet. As of June 30, 2023, the Company utilized approximately $31,000 of advertising from CEG.

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

June 30, 2023

(UNAUDITED)

NOTE 6 - LOANS PAYABLE

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on August 31, 2023, and bears interest at 12%. At June 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Parrut was $305,169 and $444,245, respectively.

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

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital. At June 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,256,596 and $1,292,360, respectively.

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

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At June 30, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $76,856 and $384,280, respectively, was $1,034,255 and $726,831, respectively. On August 7, 2023 the Company signed an amendment to two promissory notes for $800,000 and $200,000 for one investor.  The amendment extends each of the maturity dates of August 17, 2023 and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 8) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At June 30, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $116,610 and $466,441, respectively, was $1,188,946 and $839,115, respectively.

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

At June 30, 2023 and December 31, 2022, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $553,177 and $622,630, respectively, was $1,446,823 and $1,377,370, respectively.

At June 30, 2023 and December 31, 2022, the outstanding principal balance on the promissory notes payable totaled $5,978,432 and $6,153,272, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of June 30, 2023 and December 31, 2022, $0 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $37,051 and $263,939, was due from the factor, respectively, resulting in a net $0 and $281,277 loan payable to the factor, respectively. The June 30, 2023, amount due from factor is included in prepaid expenses and other current assets.

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

The cost of factoring for the three months ended June 30, 2023 and 2022 was $1,486 and $26,302, respectively, and the for the six months ended June 30, 2023 and 2022 was $20,237 and $26,302, respectively, and is included in interest expense on the consolidated statements of operations.

The status of the loans payable as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Promissory notes	$5,978,432	$6,153,272
Factoring arrangement	-	281,277
Total loans payable	5,978,432	6,434,549
Less: Unamortized debt discount or debt issuance costs	(746,643)	(1,473,351)
Less current portion	(4,230,479)	(3,700,855)
Non-current portion	$1,001,310	$1,260,343

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2023 (remainder of year)	$4,193,432
2024	516,000
2025	516,000
2026	516,000
2027	237,000
Total principal payments	$5,978,432

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the six months ended June 30, 2023.

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares, which we expect will be sufficient to meet the reserve requirements. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At both June 30, 2023 and December 31, 2022, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022 the Company had 17,792,151 and 16,277,764 shares of common stock outstanding, respectively.

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

Reverse Stock Split

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and equity incentive plans upon effectiveness. The Company is awaiting the approval of the Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

The following is the unaudited pro-forma effect of the 1:15 Reverse Stock Split on the basic and diluted net loss per share:

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
Historical per share data – (Pre- Split basis)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss attributable to common shareholders	$(980,273)	$(1,188,760)	$(4,799,685)	$(5,371,098)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)	$(0.28)	$(0.36)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
Historical per share data – (Post- Split basis) (UNAUDITED)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss attributable to common shareholders	$(980,273)	$(1,188,760)	$(4,799,685)	$(5,371,098)

Net loss per common share - basic and diluted	$(0.94)	$(1.20)	$(4.20)	$(5.45)

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

The following is the unaudited pro-forma effect of the 1:15 Reverse Stock Split on the consolidated balance sheet:

			Pro-Forma Effect
	June 30,		June 30,
	2023	1:15 Adjustment	2023

ASSETS

Total assets	$11,202,109	$-	$11,202,109

Total liabilities	9,342,147	-	9,342,147

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-		-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9		9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-		-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,792,151 and 16,277,764 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,780	(1,662)	118
Shares to be issued, 587,945 shares as of March 31, 2023 and December 31, 2022	-	-	-
Additional paid-in capital	75,913,399	1,662	75,915,061
Accumulated deficit	(74,055,226)		(74,055,226)
Total stockholders' equity	1,859,962	-	1,859,962
			-
Total liabilities and stockholders' equity	$11,202,109	-	$11,202,109

			Pro-Forma Effect
	December 31,		December 31,
	2022	1:15 Adjustment	2022

ASSETS

Total assets	$14,133,284	$-	$14,133,284

Total liabilities	9,054,967	-	9,054,967

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-		-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9		9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-		-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,277,764 and 14,566,420 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,629	(1,520)	109
Shares to be issued, 587,945 shares as of December 31, 2022 and December 31, 2021	59	(55)	4
Additional paid-in capital	74,332,161	1,575	74,333,736
Accumulated deficit	(69,255,541)		(69,255,541)
Total stockholders' equity	5,078,317	-	5,078,317
			-
Total liabilities and stockholders' equity	$14,133,284	-	$14,133,284

Restricted Stock Units

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 221,600 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $0 and $237,906 during the three months ended June 30, 2023 and 2022 respectively. During the six months ended June 30, 2023 and 2022, we recognized compensation expense of $152,143 and $506,862 respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred. No shares from those RSUs were issued during the three months ended June 30, 2023 and June 30, 2022, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Restricted stock grant activity for the periods identified below is as follows:

Stock Awards
Outstanding at December 31, 2021	146,000
Granted	95,825
Vested	(88,325)
Vested and issuable	(7,500)
Forfeited or cancelled	-
Outstanding at December 31, 2022	146,000
Granted	-
Vested and issued	(110,800)
Vested and issuable	(35,200)
Outstanding at June 30, 2023	-

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

June 30, 2023

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

On June 2, 2023, the Company granted five employees a total of 57,500 options to purchase common stock, exercisable at $0.19 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on September 2, 2023.

On June 8, 2023, the Company granted one employee a total of 50,000 options to purchase common stock, exercisable at $0.27 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on September 8, 2023.

The fair values of stock options granted during the three months ended June 30, 2023 were estimated using Black-Sholes option-pricing model with the following assumptions:

June 30, 2023
Risk-free interest rates	4.13–4.17%
Expected life (in years)	5
Expected volatility	169-173%
Dividend yield	-

During the three months ended June 30, 2023 and 2022, we recorded $219,560 and $381,351 of compensation expense, respectively, related to stock options, and during the six months ended June 30, 2023 and 2022, we recorded $762,509 and $1,779,155 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of June 30, 2023, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,705,121	3.05	2.80	$-
Granted	192,500	0.25	-	-
Exercised	-	-	-	-
Expired or cancelled	(658,318)	2.84	-	-
Outstanding at June 30, 2023	3,239,303	2.93	3.35	$4,677
Exercisable at June 30, 2023	2,398,584	-	3.34	$1,889

As of June 30, 2023, there was approximately $816,946 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2023 (remainder of year), $324,784; 2024, $333,924; 2025, $132,761; 2026, $24,605; and 2027 and thereafter, $1,021. The intrinsic value of options outstanding is $4,677 at June 30, 2023 and the intrinsic value of options exercisable is $1,889 at June 30, 2023.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

In June 2023, we issued 582,066 common shares to investors who cashless exercised 587,945 warrants.

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

June 30, 2023

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

June 30, 2023

(UNAUDITED)

Warrants for services

On December 8, 2022, the Company issued 30,000 five-year term warrants to a consultant with an exercise price of $1.00.

Warrant activity for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2022	11,290,951	$2.84
Issued	-	-
Exercised	(1,403,587)	0.38
Expired or cancelled	(1,336,457)	0.54
Outstanding at June 30, 2023	8,550,907	$3.22

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at June 30, 2023. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

In April 2023, we settled an outstanding balance with a vendor and recorded a gain of $178,749.

ERC Activity

During the second quarter, the company received $754,796 related to an employee retention credit from the IRS, which was recorded as other income. The services provided by a third-party company for assistance with the ERC application totaled $327,073, which was recorded as finance cost. Additionally, the company obtained two advance loans on the ERC credits totaling $450,000 with an original issue discount of $133,333, that was fully expensed as interest expense for a total owed of $583,333. The OID was repaid during the three months ended June 30, 2023. Of this amount, $80,528 of the advances was repaid during the six months ended June 30, 2023, and the ending balance for the two loans was $369,472. These amounts are included in other liabilities as of June 30, 2023.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiters on Demand service agreements and software subscriptions with us. As of December 31, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered into a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue $0 and $214,247 during the three and six months ended June 30, 2023 and 2022, respectively, related to this agreement.

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

On June 5, 2023, the Company entered into a stock purchase agreement with GoLogiq Inc., a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company. Upon the terms and subject to the conditions of the stock purchase agreement, GoLogiq is selling to the Company, and the Company is purchasing from GoLogiq, the Membership Interests. This transaction has not yet closed.

In exchange for the Company Membership Interests, the Buyer is agreeing to pay the Seller total consideration of (1) the number of shares of common stock of the Buyer (“Buyer Common Stock”) that represents 84% of the total issued and outstanding shares of the Buyer common stock at the closing of the purchase of the Company Membership Interest (“Closing” and such date, the “Closing Date”) and (2) an earn-out payment (the “Earn-Out Payment”) payable pursuant to the terms of the Agreement. The Earn-Out Payment will be payable if on a date that is six months after the Closing Date (the “Earn-Out Determination Date”), Buyer’s market capitalization at the close of the trading day (the “Buyer Market Cap”) exceeds the Assumed Closing Valuation. The assumed closing valuation refers to the current value of the Company, which is deemed to be $105,000,000 (“Assumed Closing Valuation”). The Assumed Closing Valuation is the sum of the Company’s assumed valuation of $88,000,000 and the Buyer’s assumed valuation of $17,000,000. The Earn-Out Payment shall be as follows: (i) if the Buyer Market Cap on the Earn-Out Determination Date exceeds the Assumed Closing Valuation but is less than or equals to $130,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing seventy percent (70%) of the increase in value over the Assumed Closing Valuation; (ii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $130,000,000 but is less than or equals to $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing eighty percent (80%) of the increase in value over the Assumed Closing Valuation; and (iii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing ninety percent (90%) of the increase in value over the Assumed Closing Valuation.

Concurrent with the Closing, Recruiter.com’s existing operating business, assets, and liabilities are planned to be spun off into a new entity that will be quoted on the OTC Market (“NewCo”). Upon the completion of such spin-off, the legacy stockholders of record for Recruiter.com prior to the Closing Date will hold securities in Buyer and NewCo.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $17,855 and $0 for the three months ended June 30, 2023 and 2022, respectively, and expenses to this firm were $27,041 and $16,667 for the six months ended June 30, 2023 and 2022, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended June 30, 2023 and 2022 respectively, no operating expenses were provided by Opptly. During the six months ended June 30, 2023 and 2022, we charged to operating expense $0 and $19,825 for services provided by Opptly.  The license agreement expired on March 31, 2022 and was not renewed.

An employer of a director utilized the Company for services during the three months ended June 30, 2023 and 2022 in the amount of $0 and $6,000, respectively, and during the six months ended June 30, 2023 and 2022 in the amount of $0 and $6,000, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On July 11, 2023, the company paid off the entire outstanding balances for the two Employee Retention Credits loans. (See Note 9)

On July 25, 2023, Recruiter.com Group, Inc. (the “Company” or "Purchaser") entered into a Securities Purchase Agreement (the “Agreement”) with Synergy Management Group, LLC (the "Shareholder"). Pursuant to the Agreement, the Company purchased 1,000,000 shares (the “Shares”) of the Series A Preferred Stock (“Series A Stock”) of Atlantic Energy Solutions, Inc., a company quoted on the OTC Markets under the symbol “AESO” ("AES"). Each share of Series A Stock is convertible into 1,000 shares of common stock of AES.

The total purchase price for the Shares was $80,000, with an initial non-refundable payment of $8,000 due immediately upon the execution of the Agreement, and the balance to be paid at the closing of the transaction.

On August 9, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and equity incentive plans upon effectiveness. The Company is awaiting the approval of the Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

On August 9, 2023, (i) Recruiter.com Consulting, LLC and Insigma, Inc., a Virginia corporation and a wholly owned subsidiary of Futuris Company, a Wyoming corporation (“FTRS”), entered into an asset purchase agreement and (ii) Recruiter Consulting and Akvarr, Inc., a Delaware corporation (“Akvarr”) and a wholly owned subsidiary of FTRS, entered into an asset purchase agreement. Upon the terms and subject to the conditions of the agreements, Recruiter Consulting agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related thereto to Insigma and Akvarr.

As consideration for the Acquired Assets, and upon completion of the assignment of certain Acquired Assets to Insigma, Insigma shall issue to Recruiter Consulting a number of shares of common stock of FTRS equal to $500,000 based on the 30 day Volume Weighted Average Price (VWAP) preceding the Closing Date (as defined in the Insigma Agreement). The Insigma Agreement also provides for the payment of up to $2,000,000 of additional cash consideration as an earnout payment to Recruiter Consulting, which shall be payable in monthly installments beginning 30 days from the Closing Date and based on the Gross Margin (as defined in the Insigma Agreement) generated by the Acquired Assets.

On August 10, 2023, the Company granted an employee 50,000 options to purchase common stock, exercisable at $0.20 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest monthly through December 31, 2023.

On August 7, 2023 the Company signed an amendment to two promissory notes for $800,000 and $200,000 for one investor.  The amendment extends each of the maturity dates of August 17, 2023 and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment.

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

Quarter Overview

During the three months ended June 30, 2023, we streamlined our operations and worked to complete the partnership with Job Mobz, which further reduced operating expenses. We also focused on developing new high-margin offerings such as our AI-enabled software product “Candidate Pitch” for transforming resumes into career summaries and our “Recruiting Classes” online training program.  Additionally, we worked to develop the capabilities of our job board software, providing Cost per Click (“CPC) abilities and other feature enhancements.

We also worked to negotiate plans for a strategic asset acquisition with GoLogiq, which would have the effect of refocusing the company around Fintech industry, and spinning out our existing operations to a newly formed company. To that end, we also took steps to prepare ourselves for this transaction, creating CognoGroup, Inc., a Nevada corporation, for the purpose of the spin out, as well as announcing a Securities Purchase Agreement with Synergy Asset Management Group, which allows for the Company to purchase 1,000,000 shares of the Series A Preferred Stock (“Series A Stock”) of Atlantic Energy Solutions, Inc., a company quoted on the OTC Markets under the symbol “AESO”.

Our key highlights during the three months ended June 30, 2023, include the following:

Select Achievements:

•	Announced the launch of OnDemand Recruiter Marketplace platform, which automates the procurement of the professional services of recruiters
•	Launched Candidate Pitch, a ChatGPT-driven software platform that uses artificial intelligence to instantly create professional summaries
•	Announced a business combination with GoLogiq, consisting of an asset acquisition of certain Fintech-related assets of GoLogiq, which would realign the Company to Fintech
•	Announced a strategic plan, in tandem with the GoLogiq acquisition, to refocus the company around work technology and AI businesses.
•	Forged a partnership to apply artificial intelligence to hiring with millionways, a startup that provides “emotionally intelligent” AI.
•	Held a number of webinars and events focused around artificial intelligence, including events with third-party companies including Secta Labs and Conductor AI.

Since June 30, 2023, our key highlights include the following:

•

Entered into a Securities Purchase Agreement with Synergy Asset Management to purchase 1,000,000 shares of Series A Pref Preferred Stock (“Series A Stock”) of Atlantic Energy Solutions, Inc., a company quoted on the OTC Markets under the symbol “AESO”.

•	Announced an acquisition of our healthcare related business to Futuris Company.
•	Announced the extension of certain debenture agreements with Calvary Fund

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022:

Revenue

We had revenue of $2.0 million for the three-month period ended June 30, 2023, as compared to $7.1 million for the three-month period ended June 30, 2022, representing a decrease of $5.1 million or 71%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $4.5 million or 96% as we transitioned this business to JobMobz. Software Subscriptions contributed $35 thousand of revenue in 2023 compared to $808 thousand in 2022 as we had sold our software technology last year. We also had a decrease in Permanent Placement fees of $313 thousand or 100% due to reduced focus on this line of business. We also had a decrease in our Marketplace Solutions revenue of $184 thousand or 50% due to customer churn. The decrease in revenue was offset by an increase in Consulting and Staffing Services of approximately 61% to $1.5 million as our healthcare staffing business continued to grow. Additionally, we recognized approximately $100 thousand in revenue share from the JobMobz agreement.

Cost of Revenue

Cost of revenue was $1.6 million for the three-month period ended June 30, 2023, compared to $4.2 million for the corresponding three-month period in 2022, representing a decrease of $2.6 million or 62%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue. Cost of revenue was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended June 30, 2023 was $437 thousand, producing a gross profit margin of 21.5%. Our gross profit for the corresponding 2022 three-month period was $2.9 million, producing a gross profit margin of 41%. The decrease in the gross profit margin from the 2023 period to the 2022 period reflects the shift in the mix in sales for the period as our Consulting and Staffing Services has the lowest gross margin of all areas of business.

Operating Expenses

We had total operating expense of $1.4 million for the three-month period ended June 30, 2023 compared to $5.3 million for the corresponding three-month period in 2022, a decrease of $3.9 million or 74%. This decrease was primarily due to lower product development, and general and administrative expense, and lower amortization of intangibles expense of $325 thousand from $917 thousand that occurred for the three-month period ended June 30, 2022. Expenses declined in line with the decline in sales.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2023 was $79 thousand compared to $158 thousand for the corresponding three-month period in 2022, which reflects a decrease in personnel and advertising and marketing expense in line with the decline in sales.

Product Development

Our product development expense for the three-months ended June 30, 2023 decreased to $84 thousand from $89 thousand for the corresponding period in 2022. This decrease was attributable to a decrease in technology and research and development expenses. The product development expense included $19 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the three-month period ended June 30, 2023, we incurred a non-cash amortization charge of $325 thousand as compared to $917 thousand for the corresponding period in 2022. The amortization expense in 2023 and 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group.

General and Administrative

General and administrative expense for the three-month period ended June 30, 2023 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2023, our general and administrative expense was $887 thousand, including $220 thousand of non-cash stock-based compensation. In 2022, for the corresponding period, our general and administrative expense was $4.1 million, including $669 thousand of non-cash stock-based compensation. This 78% decrease was in line with the decline in sales.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2023 was expense of $41 thousand compared to income of $1.1 million in the corresponding 2022 period. The primary reason for the decrease in income of $1.2 million was due to an increase in interest expense of $647 thousand and a decrease in gain on debt extinguishment, and an increase of $327 thousand of finance cost. Offsetting these are an increase in other income of $754 thousand due to the company successfully receiving employee retention credits.

Net Income (Loss)

For the three-months ended June 30, 2023, we had a net loss of $980 thousand compared to a net loss of $1.2 million during the corresponding three-month period in 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

Revenue

We had revenue of $5.3 million for the six-month period ended June 30, 2023, as compared to $14.0 million for the six-month period ended June 30, 2022, representing a decrease of $8.6 million or 62%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $7.1 million during the period, or 80%, as we transitioned this business to JobMobz. Software Subscriptions contributed $413 thousand of revenue in 2023 compared to $1.5 million in 2022 as we had sold our software technology last year.  We also had a decrease in Permanent Placement fees of $598 thousand during the first half of 2023, or 97%, due to reduced focus on this line of business, and a decrease in our Marketplace Solutions revenue of $315 thousand, or 45%, due to customer churn. The decrease in revenue was offset by an increase in Consulting and Staffing Services of approximately 16% to $2.6 million as our healthcare staffing business continued to grow. Additionally, we recognized approximately $100 thousand in revenue share from the JobMobz agreement.

Cost of Revenue

Cost of revenue was $4.2 million for the six-month period ended June 30, 2023, compared to $8.4 million for the corresponding six-month period in 2022, representing a decrease of $4.2 million or 50%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue. Cost of revenue for the six-month period was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the six-month period ended June 30, 2023 was $1.2 million, producing a gross profit margin of 22%. Our gross profit for the corresponding 2022 six-month period was $5.6 million, producing a gross profit margin of 40%. The decrease in the gross profit margin from 2022 to 2023 reflects the shift in the mix in sales for the period as our Consulting and Staffing Services has the lowest gross margin of all areas of business.

Operating Expenses

We had total operating expense of $4.9 million for the six-month period ended June 30, 2023 compared to $12.1 million for the corresponding six-month period in 2022, a decrease of $7.2 million or 59%. This decrease was primarily due to lower product development, and general and administrative expense, and lower amortization of intangibles expense of $633 thousand from $1.9 million that occurred for the six-month period ended June 30, 2022. Expenses declined in line with the decline in sales.

Sales and Marketing

Our sales and marketing expense for the six-month period ended June 30, 2023 was $236 thousand compared to $277 thousand for the corresponding six-month period in 2022, which reflects a decrease in personnel and advertising and marketing expense reflecting the decline in sales.

Product Development

Our product development expense for the six-months ended June 30, 2023 decreased to $327 thousand from $683 thousand for the corresponding period in 2022. This decrease was due to a decline in personnel reflecting the decline in sales. The product development expense included $27 thousand and $17 thousand for the six months ended June 30, 2023 and 2022, respectively, paid to Recruiter.com Mauritius, Ltd, a development team employed by us that is a related party.

Amortization of Intangibles

For the six-month period ended June 30, 2023, we incurred a non-cash amortization charge of $633 thousand as compared to $1.9 million for the corresponding period in 2022. The amortization expense in 2023 and 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group.

General and Administrative

General and administrative expense for the six-month period ended June 30, 2023 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six-month period ended June 30, 2023, our general and administrative expense was $3.7 million, including $762 thousand of non-cash stock-based compensation. In 2022, for the corresponding period, our general and administrative expense was $9.2 million, including $2.5 million of non-cash stock-based compensation. This 60% decrease was in line with the decline in sales.

Other Income (Expense)

Other income (expense) for the six-month period ended June 30, 2023 was an expense of $534 thousand compared to income of $1.1 million in the corresponding 2022 period. The primary reason for the decrease in income of $1.6 million was due to an increase in interest expense of $1.0 million, a decrease in the gain on debt extinguishment of $1.2 million, and an increase of $327 thousand of finance cost, offset by an increase in other income of $756 thousand due to the company successfully receiving employee retention credits.

Net Income (Loss)

For the six-months ended June 30, 2023, we had a net loss of $4.3 million compared to a net loss of $5.4 million during the corresponding six-month period in 2022.

Net Income (Loss) attributable to common shareholders

For the six-months ended June 30, 2023, we had a net loss attributable to common shareholders of $4.8 million compared to a net loss of $5.4 million during the corresponding six-month period in 2022.  The increase in net loss attributable to common shareholders versus the net loss reflects a deemed dividend recorded for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $534 thousand as a result of the trigger of the anti-dilution provisions.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended June 30,
	2023	2022

Net Income (loss)	$(980,273)	$(1,188,760)
Interest (income) expense and finance cost, net	647,213	64,491
Depreciation & amortization	331,959	917,431
EBITDA (loss)	(1,101)	(206,838)
Bad debt expense	-	345,202
Gain on Settlement of Payables	(178,749)	-
Stock-based compensation	219,560	669,047
Gain on debt extinguishment	-	(1,205,195)
Adjusted EBITDA (Loss)	$39,710	$(397,784)

	Six months Ended June 30,
	2023	2022

Net Income (loss)	$(4,296,042)	$(5,371,098)
Interest expense and finance cost, net	1,161,369	131,906
Depreciation & amortization	645,943	1,926,194
EBITDA (loss)	(2,488,730)	(3,312,998)
Bad debt expense	200,000	363,702
Gain on Settlement of Payables	(178,749)	-
Stock-based compensation	762,509	2,404,064
Gain on debt extinguishment	-	(1,205,195)
Adjusted EBITDA (Loss)	$(1,704,970)	$(1,750,427)

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash used in operating activities was $1.7 million, compared to net cash used in operating activities of $1.7 million for the corresponding six-month period in 2022. For the six months ended June 30, 2023, net loss was $4.3 million. Net loss includes non-cash items of depreciation and amortization expense of $646 thousand, bad debt expense of $200 thousand, equity-based compensation expense of $763 thousand, amortization of debt discount and debt costs of $727 and a factoring discount fee and interest of $20 thousand, and a gain on settlement of payables of $179 thousand.  Changes in operating assets and liabilities include primarily the following: accounts receivable increased by $591 thousand and prepaid expenses and other current assets decrease by $10 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increase in total by $184 thousand.

For the six months ended June 30, 2022, net cash used in operating activities was $1.7 million. For the six months ended June 30, 2022, net loss was $5.4 million. Net loss included non-cash items of depreciation and amortization expense of $1.9 million, bad debt expense of $364 thousand, warrant modification expense of $152 thousand, equity-based compensation expense of $2.4 million, factoring discount fees and interest expense of $45,413 and a positive change in fair value of earn-out liability of $27 thousand. Changes in operating assets and liabilities included primarily the following: accounts receivable (including related party) decreased by $183 thousand and prepaid expenses and other current assets decreased by $35 thousand. Due from factor increased by $330 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, customer advances, and deferred revenue decreased in total by $292 thousand.

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $0 and $764 thousand resulting from the capitalization of software development costs.

For the six months ended June 30, 2023, net cash provided by financing activities was $1.2 million. The principal factor was $450 thousand of proceeds from ERC advances, $871 thousand of proceeds from factoring agreement, and $315 thousand of proceeds from the exercise of warrants, offset by repayment of ERC advances notes and the factoring agreement of $347 thousand.

For the six months ended June 30, 2022, net cash provided by financing activities was $1.6 million. The principal factor was $2.7 million in net proceeds from factoring agreement, offset by $1.1 million from the payments of notes.

Based on cash on hand as of August 11, 2023 of approximately $442 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2023, we recorded a net loss of $4.3 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which now matures on August 31, 2023, and bears interest at 12%. At June 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Parrut was $305,169 and $444,245, respectively.

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

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital. At June 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,256,596 and $1,292,360, respectively.

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including June 30, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 17, 2023. The 8/17/22 Notes are to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. At June 30, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $76,856 and $384,280, respectively, was $1,034,255 and $726,831, respectively. On August 7, 2023 the Company signed an amendment to two promissory notes for $800,000 and $200,000 for one investor.  The amendment extends each of the maturity dates of August 17, 2023 and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and mature on August 30, 2023. The 8/30/22 Notes are to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 815,972 warrants to purchase our common stock (See Note 8) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At June 30, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $116,610 and $466,441, respectively, was $1,188,946 and $839,115, respectively.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of June 30, 2023.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2022, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) We do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of June 30, 2023.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued upon exchange of common stock warrants

In June 2023, we issued 582,066 common shares to investors who exercised 587,945 warrants with a strike price of $0.01 for gross proceeds of $0.00 as a cashless exercise.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Chief Financial Officer				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

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

Dated: August 14, 2023	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judy Krandel
Judy Krandel
Chief Financial Officer (Principal Financial Officer)

