Form 10-Q
period 2023-09-30
Recruiter.com Group, Inc.
filed 2023-11-20
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 14, 2023, the number of shares of the registrant’s common stock outstanding was 1,433,903.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

 Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$296,263	$946,804
Accounts receivable, net of allowance for doubtful accounts of $1,131,457 and $1,384,186, respectively	71,615	1,965,947
Prepaid expenses and other current assets	256,232	255,548
Current assets from discontinued operations	2,042,519	1,223,869
Total current assets	2,666,629	4,392,168

Property and equipment, net of accumulated depreciation of $35,982 and $17,210, respectively	42,568	61,340
Intangible assets, net	1,623,300	2,578,692
Goodwill	7,101,084	7,101,084

Total assets	$11,433,581	$14,133,284

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,338,049	$1,569,814
Accrued expenses	843,659	908,743
Accrued compensation	175,084	410,957
Accrued interest	222,126	81,576
Deferred payroll taxes	2,484	2,484
Other liabilities	17,333	17,333
Loans payable - current portion, net of discount	4,744,885	3,700,855
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant liability for puttable warrants	1,200,000	600,000
Deferred revenue	182,523	215,219
Current liabilities associated with discontinued operations	543,698	2,643
Total current liabilities	9,554,841	7,794,624

Loans payable - long term portion	-	1,260,343

Total liabilities	9,554,841	9,054,967

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value; 6,666,667 shares authorized; 1,433,903 and 1,085,184 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	143	109
Shares to be issued, 0 and 39,196 shares as of September 30, 2023 and December 31, 2022, respectively	-	4
Additional paid-in capital	76,964,496	74,333,736
Accumulated deficit	(75,085,908)	(69,255,541)
Total stockholders’ equity	1,878,740	5,078,317

Total liabilities and stockholders’ equity	$11,433,581	$14,133,284

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months ended September 30,  2023 and 2022

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$183,722	$5,784,424	$3,010,870	$18,296,826
Cost of revenue	251,891	3,899,157	2,163,354	11,331,346

Gross profit (loss)	(68,169)	1,885,267	847,516	6,965,480
Operating expenses:
Sales and marketing	85,193	342,622	321,229	619,418
Product development (including related party expense of $0, $8,636, $27,041, and $25,407 respectively)	84,871	467,605	411,433	1,150,464
Amortization of intangibles	321,963	952,170	955,391	2,877,882
Impairment Expense	-	2,129,101	-	2,129,101
General and administrative (including share-based compensation expense of $343,951, $765,743, $1,106,460, and $3,415,670 respectively, and related party expense of $0, $0, $0, and $19,825 respectively)	1,534,339	3,714,066	5,255,043	12,876,714
Total operating expenses	2,026,366	7,605,564	6,943,096	19,653,579

Loss from continuing operations	(2,094,535)	(5,720,297)	(6,095,580)	(12,688,099)

Other income (expenses):
Interest expense	(622,883)	(208,351)	(1,784,252)	(340,257)
Income from ERC Credit	1,422,773	-	2,177,568	-
Other (expense) income	(12,566)	(610)	(11,262)	13,917
Finance cost	-	-	(327,073)	-
Gain on settlement of payables	-	-	178,749	-
Gain on debt extinguishment	-	-	-	1,205,195
Total other income (expenses)	787,324	(208,961)	233,730	878,855

Loss from continuing operations before income taxes	(1,307,211)	(5,929,258)	(5,861,850)	(11,809,244)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,307,211)	$(5,929,258)	$(5,861,850)	$(11,809,244)

Net income from discontinued operations	276,529	302,893	535,126	811,781
Net loss	(1,030,682)	(5,626,365)	(5,326,724)	(10,997,463)
Deemed dividends	-	(658,266)	(503,643)	(658,266)
Net loss attributable to common shareholders	$(1,030,682)	$(6,284,631)	$(5,830,367)	$(11,655,729)

Net loss from continuing operations per common share – basic and diluted	(0.96)	(5.99)	(4.82)	(11.96)
Net income from discontinued operations per common share - basic and diluted	0.20	0.31	0.44	0.82
Net loss per common share – basic and diluted	$(0.75)	$(6.35)	$(4.79)	$(11.80)
Weighted average common shares - basic and diluted	1,367,343	990,076	1,215,995	987,625

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months ended September 30, 2023 and 2022

(Unaudited)

	Preferred stock		Preferred stock		Preferred stock				Common stock to		Additional		Total
	Series D		Series E		Series F		Common stock		be issued		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	-	-	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	54,768	5	-	-	315,173	-	315,178
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	-	$-	86,000	$9	-	$-	1,147,339	$115	39,196	$4	$75,695,500	$(73,074,953)	$2,620,675

Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	219,560	-	219,560
Common stock issued for the exchange of warrants	-	-	-	-	-	-	38,804	4	(39,196)	(4)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(980,273)	(980,273)
Balance as of June 30, 2023	-	$-	86,000	$9	-	$-	1,186,143	$119	-	$-	$75,915,060	$(74,055,226)	$1,859,962
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	343,951	-	343,951
Issuance of common stock, net of equity issuance costs of $250,490	-	-	-	-	-	-	130,000	13	-	-	785,496	-	785,509
Recapitalization	-	-	-	-	-	-	-	-	-	-	(80,000)	-	(80,000)
Effect of the August 2023 reverse stock split on common stock	-	-	-	-	-	-	25,537	2	-	-	(2)	-	-
Common stock issued upon exercise of pre-funded warrants	-	-	-	-	-	-	92,223	9	-	-	(9)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,030,682)	(1,030,682)

Balance as of September 30, 2023	-	$-	86,000	$9	-	$-	1,433,903	$143	-	$-	$76,964,496	$(75,085,908)	$1,878,740

	Preferred stock		Preferred stock		Preferred stock				Common stock to		Additional		Total
	Series D		Series E		Series F		Common stock		be issued		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	971,095	$97	39,196	$4	$66,949,755	$(50,859,640)	$16,090,225
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	1,397,804	-	1,397,804
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	268,956	-	268,956
Common stock issued for the exchange of warrants	-	-	-	-	-	-	7,515	1	-	-	152,243	-	152,244
Common stock issued for restricted stock units	-	-	-	-	-	-	7,045	1	-	-	(1)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,182,338)	(4,182,338)
Balance as of March 31, 2022	-	$-	86,000	$9	-	$-	985,655	$99	39,196	$4	$68,768,757	$(55,041,978)	13,726,891

Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	381,351	-	381,351
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	237,906	-	237,906
Common stock issued for restricted stock units	-	-	-	-	-	-	4,422	1	-	-	(1)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,188,760)	(1,188,760)
Balance as of June 30, 2022	-	$-	86,000	$9	-	$-	990,076	$100	39,196	$4	$69,386,572	$(56,230,738)	13,157,388

Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	765,743	-	765,743
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	156,866	-	156,866
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	658,266	(658,266)	-
Relative fair value of warrants issued with debt	-	-	-	-	-	-	-	-	-	-	1,032,842	-	1,032,842
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,626,365)	(5,626,365)

Balance as of September 30, 2022	-	$-	86,000	$9	-	$-	990,076	$100	39,196	$4	$72,000,289	$(62,515,369)	$9,486,474

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2023 and 2022

(Unaudited)

	Nine months	Nine months
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(5,326,724)	$(10,997,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	974,164	2,881,967
Bad debt expense	175,463	479,065
Gain on debt extinguishment	-	(1,205,195)
Gain on settlement of debt	(178,749)	-
Equity based compensation expense	1,106,460	3,415,670
Warrant modification expense	-	152,244
Amortization of debt discount and debt costs	1,212,006	135,161
Impairment expense	-	2,129,101
Change in fair value of earn-out liability	-	26,604
Factoring discount fee and interest	20,480	150,117
Changes in assets and liabilities:
Increase in accounts receivable	(99,801)	(1,273,012)
Decrease in accounts receivable - related parties	-	49,033
Increase in prepaid expenses and other current assets	(684)	(64,221)
Increase (decrease) in accounts payable and accrued liabilities	277,632	(146,405)
Decrease in accounts payable and accrued liabilities - related parties	-	(163,672)
Decrease in deferred revenue	(32,696)	(226,208)
Net cash used in operating activities	(1,872,449)	(4,657,214)

Cash Flows From Investing Activities:
Capitalized software development costs	-	(1,325,491)
Purchase of property and equipment	-	(73,037)
Net cash used in investing activities	-	(1,398,528)

Cash Flows From Financing Activities:
Proceeds from notes	-	2,135,000
Proceeds from ERC advances	450,000	-
Repayment of ERC advances	(450,000)	-
Issuance of common stock, net of equity issuance costs of $300,490	785,509	-
Payments of loans	(495,473)	(1,323,773)
Proceeds from factoring agreement	871,821	5,613,871
Repayments of factoring agreement	(175,127)	(2,944,876)
Purchase of preferred shares pursuant to recapitalization	(80,000)
Gross proceeds from exercise of warrants	315,178	-
Net cash provided by financing activities	1,221,908	3,480,222

Net decrease in cash	(650,541)	(2,575,520)
Cash, beginning of period	946,804	2,584,062

Cash, end of period	$296,263	$8,542

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$256,552	$208,351
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$1,000,020	$1,955,289
Purchase price measurement period adjustment to goodwill and accounts receivable	$-	$35,644
Debt discount on warrants granted with notes	$600,000	$1,032,842
Debt issuance costs accrued	$50,000	$-
Deemed dividends	$503,643	$-
Offering costs as a result of modification of warrants to induce exercise	$10,400	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Recruiter.com Group, Inc., a Nevada corporation (“RGI” or the “Company”), is a holding company based in New York, New York. The Company has eight subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), Recruiter.com Consulting, LLC (“Recruiter.com Consulting”) and CognoGroup, Inc. RGI and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” “we”, “us” or “our”.

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc., which is a dormant entity quoted on OTC Market under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction is accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO

The Company operates an On Demand recruiting platform digitally transforming the $28.5 billion employment and recruiting agencies industry. The Company offers recruiting software and services through an online, AI-powered sourcing platform (the ″Platform”) and network of on-demand recruiters. Businesses from startups to the Fortune 100 use the Company to help address their critical talent needs and solve recruiting and hiring challenges.

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

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, (see note 6), and full-time placement services to employers, leveraging our platform and rounding out our services. The Company’s mission is to help recruit the right talent faster and become the preferred solution for hiring specialized talent.

On June 5, 2023, the Company ("Buyer") entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. ("Seller"), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. Upon the terms and subject to the conditions of the stock purchase agreement, GoLogiq is selling to the Company, and the Company is purchasing from GoLogiq, the Membership Interests. In exchange for the Company Membership Interests, the Buyer will issue to Seller such number of shares of common stock of Buyer, par value $0.0001 per share (the “Buyer Common Stock”) that represents 19.99% of the number of issued and outstanding shares of the Buyer Common Stock on the business day prior to the date of Closing (“Closing Consideration”). Following the issuance of the Closing Consideration, Seller will own 16.66% of the issued and outstanding shares of the Buyer Common Stock. In addition, additional Buyer Common Stock may be issuable to Seller as consideration upon the achievement of one or more of the following milestone targets (each a “Milestone Payment”): (i) if on a date that is six (6) months after the date of Closing, the Revenue for such six-month period is at least $2,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Seller will own, following such issuance, 40.00% of the issued and outstanding shares of the Buyer Common Stock; (ii) if on a date that is nine (9) months after the date of Closing, the Revenue for such nine-month period is at least $4,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Seller will own, following such issuance, 64.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the date of Closing if $4,000,000 in Revenue is reached between six (6) and nine (9) months after the date of Closing; and (iii) if on a date that is twelve (12) months after the date of Closing, Revenue for such twelve-month period is at least $6,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Seller will own, following such issuance, 84.00% of the fully-diluted shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the date of Closing if $6,000,000 in Revenue is reached between six (6) and twelve (12) months after the date of Closing. Each Milestone Payment under this Section 1.02(b) shall be independent of the other Milestone Payments such that a Milestone Payment shall be payable if and only if the target attributable to such Milestone Payment is achieved within the period of time required by such target. This transaction is awaiting shareholder approval and has not yet closed.

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith  to Job Mobz for an aggregate purchase price of $1,800,000, subject to certain adjustments. This transaction has not yet closed. The Company is currently seeking shareholder approval to the terms of that certain Job Mobz Asset Purchase Agreement.

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

In the opinion of management, these unaudited interim financial statements as of and for the three and nine months ended September 30, 2023 include all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period. All references to September 30, 2023 in these footnotes are unaudited.

Discontinued Operations

See Note 6, Discontinued Operations, for a discussion of the Company’s significant accounting policy surrounding the sale of substantially all of the Company’s staffing and consulting services revenue line in connection with the sale of its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships to Insigma and Akvarr.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits.  At September 30, 2023 and December 31, 2022, the Company had $15,253 and $612,691 in excess of the FDIC limit, respectively. The Company has not experienced any losses related to these balances as of September 30, 2023 and December 31, 2022. The Company had no cash equivalents during or at the end of either period.

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

SEPTEMBER 30, 2023 (UNAUDITED)

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our  candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing (see note 6).

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

Recruiters On Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters On Demand are recognized on a gross basis when each monthly subscription service is completed. Talent Effectiveness consulting services are billed to clients upfront for a period of 12 months. Revenue is recognized on a gross basis monthly over the period the consulting services are provided.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2023 or December 31, 2022.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Revenue Disaggregation

For each of the identified periods, revenues can be categorized into the following:

	Three Months Ended September 30,
	2023	2022
Recruiters on Demand	$46,040	$4,540,454
Consulting and staffing services	572	99,295
Software Subscriptions	160	693,495
Marketplace Solutions	136,950	309,680
Full time placement fees	-	141,500
Revenue Share	-	-
Total revenue	$183,722	$5,784,424

	Nine Months Ended September 30,
	2023	2022
Recruiters on Demand	$1,832,795	$13,430,501
Consulting and staffing services	124,752	903,348
Software Subscriptions	413,101	2,198,232
Marketplace Solutions	517,782	1,005,670
Full time placement fees	20,000	759,075
Revenue Share	102,440	-
Total revenue	$3,010,870	$18,296,826

As of September 30, 2023 and December 31, 2022, deferred revenue amounted to $182,523 and $215,219, respectively. During the nine months ended September 30, 2023, the Company recognized approximately $200,000 of revenue that was deferred as of December 31, 2022. Deferred revenue as of September 30, 2023 is categorized and expected to be recognized as follows.

Expected Deferred Revenue Recognition Schedule

	Total Deferred September 30, 2023	Recognize Q4 2023	Recognize 2024
Recruiters on Demand	$49,371	$49,371	$-
Marketplace Solutions	$133,152	$102,443	$30,709
TOTAL	$182,523	$151,814	$30,709

Revenue from international sources was approximately 0.01% and 1.0% for the three months ended September 30, 2023 and 2022, respectively. Revenue from international sources was approximately 0.02% and 3% for the nine months ended September 30, 2023 and 2022, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Costs of Revenue

Costs of revenues consist of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,131,457 and $1,384,186 as of September 30, 2023 and December 31, 2022, respectively. Bad debt expense (recovery) was $(24,537)and $115,363 for the three-month periods ending September 30, 2023 and 2022, respectively, and $175,463 and $479,065 for the nine months ending September 30, 2023 and 2022, respectively.

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

Property and equipment depreciation expense for the three months ended September 30, 2023 and 2022 was $6,257 and $3,603 respectively and was $18,772 and $4,084 for the nine months ended September 30, 2023 and 2022, respectively.

Concentration of Credit Risk and Significant Customers and Vendors (Continuing Operations)

As of September 30, 2023, three customers accounted for more than 10% of the accounts receivable balance, for a total of 63%.

As of December 31, 2022, there were no customers accounted for more than 10% of the accounts receivable balance.

For the three months ended September 30, 2023 two customer accounted for more than 10% of total revenue at 35%.

For the three months ended September 30, 2022 one customer accounted for more than 10% of total revenue, at 18%.

For the nine months ended September 30, 2023, there were no customers accounted for more than 10% of total revenue

For the nine months ended September 30, 2022, one customer accounted for more than 10% of total revenue, at 12% and 10%, for a total of 22%.

We used a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our former employees and principal shareholders is an employee of this firm and exerts control over this firm (see Note 11).

We were a party to a license agreement with a related party firm (see Note 11).

 RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

We had used a related party firm to provide certain employer of record services (see Note 11).

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $85,193 and $342,622 for the three months ended September 30, 2023 and 2022, respectively.  Advertising and marketing costs were $321,229 and $619,418 for the nine months ended September 30, 2023 and 2022, respectively and included in sales and marketing in the accompanying consolidated statements of operations.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

For the Company’s earn-out liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the periods ended September 30, 2023 and December 31, 2022:

Beginning balance, December 31, 2021	$578,591
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)

Ending balance, December 31, 2022	-
Re-measurement adjustments:
Change in fair value of earn-out liability	-
Ending balance, September 30, 2023	$-

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,039,501 and 895,491 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2023 and 2022, respectively, because their effects would have been anti-dilutive.

	September 30,	September 30,
	2023	2022
Options	218,551	248,114
Stock awards	-	10,195
Warrants	792,283	608,515
Convertible preferred stock	28,667	28,667
	1,039,501	895,491

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

These unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.9 million cash used in operating activities operations during the nine months ended September 30, 2023 and has a working capital deficit of approximately $6.9 million at September 30, 2023; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2023 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$60,977	$40,860
Prepaid advertisement	146,500	200,000
Employee advance	-	8,500
Prepaid insurance	-	3,302
Other receivables	48,755	2,886
Prepaid expenses and other current assets	$256,232	$255,548

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investment in marketable equity securities is being held for an indefinite period. Cost basis of marketable securities held as of September 30, 2023 and December 31, 2022 were $59,720 and $42,720 and accumulated unrealized losses were $58,320 and $42,720 as of September 30, 2023 and December 31, 2022, respectively. The fair market value of available for sale marketable securities was $1,400 and $0 as of September 30, 2023 and December 31, 2022, respectively, based on 178,000 shares of common stock held in one entity with an average per share market price of approximately $0.00 and 2,000 shares of preferred convertible stock held in another entity with the estimated average value upon conversion into common stock of $1,400, and is included within prepaid expenses and other current assets within accompanying consolidated balance sheet.

During the three months ended September 30, 2023, the Company received 2,000 shares initially valued at $17,000 in exchange for $150,000 of accounts receivable which was fully reserved for.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The changes in the carrying amount of goodwill for the periods ended September 30, 2023 and December 31, 2022 are as follows:

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

Intangible assets for the periods ended September 30, 2023 and December 31, 2022 are summarized as follows:

	2023	2022
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,965	1,726,965
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	13,972,539	13,972,539
Less accumulated amortization	(8,510,814)	(7,555,422)
Total	5,461,725	6,417,117
Less accumulated impairment	(3,838,425)	(3,838,425)
Carrying value	$1,623,300	$2,578,692

Amortization expense of intangible assets was $321,963 and $952,170 for the three months ended September 30, 2023 and 2022, respectively, and was $955,391 and $2,877,882 for the nine months ended September 30, 2023 and 2022, respectively related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2023 (remainder of year), $280,426; 2024 $739,547; 2025, $455,683; 2026, $122,507; 2027, $2,738; and thereafter, $22,399. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The Company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. During the year ended December 31, 2022, the Company recorded a gain on sale of intangible asset of $250,000 which was included in general and administrative expenses on the consolidated statements of operations during the year ended December 31, 2022. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the consolidated balance sheet. As of September 30, 2023, the Company utilized approximately $54,000 of advertising from CEG.

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

NOTE 6 – DISCONTINUED OPERATIONS

On August 4, 2023, (i) Recruiter.com Consulting and Insigma, Inc.(“Insigma”), a wholly owned subsidiary of Futuris Company (“FTRS”), entered into an asset purchase agreement (“Insigma Agreement”) and (ii) Recruiter.com Consulting and Akvarr, Inc., (“Akvarr”) and a wholly owned subsidiary of FTRS, entered into an asset purchase agreement (“Insigma Agreement”). Upon the terms and subject to the conditions of the agreements, the Company agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related staffing and consulting services revenue stream (“Assets Sold”) to Insigma and Akvarr.

The Company’s carrying net book value of the related assets and liabilities in connection with assets sale under the Insigma Agreement as of September 30, 2023 and December 31, 2022 was $0.

As consideration for the assets sold, and upon completion of the assignment of certain acquired assets to Insigma, Insigma would issue to the Company a number of shares of common stock of FTRS equal to $500,000 based on the 30 day volume weighted average price preceding the closing date, as defined. The Insigma Agreement also provides for the payment of up to $2,000,000 of additional cash consideration as an earnout payment to the Company, which shall be payable in monthly installments beginning 30 days from the closing date and based on the Gross Margin (as defined in the Insigma Agreement) generated by the acquired assets. On October 2, 2023 the Company and Insigma finalized the transfer based on the Closing Date (as defined in the Insigma Agreement). On October 5, 2023 the Company received 9,518,605 shares of common stock of FTRS. The shares were Valued at  $634,605 based on the October 2, 2023, stock price of $0.0667.

The Company determined all of the required criteria for held-for-sale in accordance with ASC 205-20-45-1E and discontinued operations classification were met as of September 30, 2023.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale. The consolidated statements of operations reported for current and prior periods report the results of operations of the discontinued operations recognized as a component of net income separate from the net loss from continuing operations.

The following table presents the components in assets and liabilities associated with discontinued operations:

	September 30, 2023	December 31, 2022

Accounts receivable, net of allowance for doubtful accounts of $270,291 and $62,427, respectively	$2,042,519	$1,223,869
Total current assets from discontinued operations	$2,042,519	$1,223,869

Accrued expenses and compensation	$543,698	$2,643
Total current liabilities associated with discontinued operations	$543,698	$2,643

The following table presents the major income and expense line items relate to the staffing and consulting services revenue as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months Ended September 30,
	2023	2022

Revenue	$1,085,980	$1,183,218
Cost of revenue	808,402	877,035
Gross Profit	277,578	306,183
Operating expenses:
General and Administrative	1,049	3,290
Total operating expenses	1,049	3,290
Net income from discontinued operations	$276,529	$302,893

	Nine months Ended September 30,
	2023	2022

Revenue	$3,592,700	$2,651,919
Cost of revenue	3,056,524	1,806,395
Gross Profit	536,176	845,524
Operating expenses:
General and Administrative	1,050	33,743
Total operating expenses	1,050	33,743
Net income from discontinued operations	$535,126	$811,781

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 7 - LOANS PAYABLE

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which was set to mature on August 31, 2023, and bears interest at 12%. On August 31, 2023, we did not make payments of amounts due under the note and defaulted with Parrut and are currently negotiating an extension of the maturity date of the note. At September 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Parrut was $261,112 and $444,245, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. At September 30, 2023 and December 31, 2022, the outstanding balance of he Novo Promissory Notes was $1,217,529 and $1,292,360, respectively

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes was set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 46,296 warrants to purchase our common stock (See Note 9) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023 the Company signed an amendment to the 8/17/22 Notes.  The amendment extends each of the maturity dates of August 17, 2023 and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of September 30, 2023, the related $50,000 of debt issuance costs was recorded within accrued expenses as no discretion has been elected (see Note 12 default notice).

At September 30, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $38,056 and $384,280, respectively, was $1,073,055 and $726,831, respectively (see Note 12 default notice).

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At September 30, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $466,441, respectively, was $1,194,445 and $839,115, respectively (see Note 12 default notice).

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In addition, in connection with the Loan Agreement, the Company issued 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,580 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made) which is recorded as a warrant liability for puttable warrants. The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

On August 16, 2023, we entered into a Second Amendment to Loan and Security Agreement (the “Second Montage Amendment”), by and among the Company, its subsidiaries and Montage. The Second Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage, as amended (the “Loan and Security Agreement”) to join CognoGroup, Inc. as an additional borrower to the Loan and Security Agreement and amend and restate the definition of “Maturity Date” to the earlier of (i) the four month anniversary of the initial closing of the Purchase Agreement or (ii) February 28, 2024. Additionally, the Montage Amendment provides for Montage’s consent to certain transactions that would have otherwise been prohibited under the Loan and Security Agreement, including the transaction contemplated by the Purchase Agreement with Job Mobz.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc. (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”). In addition to the foregoing, at any time on or after October 19, 2026, and in the absence of an Acquisition, Change in Control, or Wind-Up, Holder may elect to receive a portion of the Buyout Fee. These CognoGroup, Inc Warrants were valued at $600,000 and treated as a debt discount to be amortized over the life of the note and a puttable liability was established.

On November 8, 2023, we notified Montage and other lenders of the occurrence of the receipt of a default notice from Cavalry (see Note 12), which would have the effect of triggering a cross default.

At September 30, 2023 and December 31, 2022, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $872,258 and $622,630, respectively, was $998,743 and $1,377,370, respectively.

At September 30, 2023 and December 31, 2022, the outstanding principal balance on the promissory notes payable totaled $5,655,197 and $6,153,272, respectively.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of September 30, 2023 and December 31, 2022, $0 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $38,488 and $263,939, was due from the factor, respectively, resulting in a net $0 and $281,277 loan payable to the factor, respectively. As of September 30, 2023, amount due from factor is included in prepaid expenses and other current assets.

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

The cost of factoring for the three months ended September 30, 2023 and 2022 was $244 and $26,302, respectively, and the for the nine months ended September 30, 2023 and 2022 was $20,481 and $104,683, respectively.

The status of the loans payable as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Promissory notes	$5,655,197	$6,153,272
Factoring arrangement	-	281,277
Total loans payable	5,655,197	6,434,549
Less: Unamortized debt discount or debt issuance costs	(910,312)	(1,473,351)
Less current portion	(4,744,885)	(3,700,855)
Non-current portion	$-	$1,260,343

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2023 (remainder of year)	$3,913,197
2024	1,742,000
Total principal payments	$5,655,197

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company had 86,000 shares of preferred stock issued and outstanding. No shares of preferred stock were issued during the nine months ended September 30, 2023.

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We have accrued this cost at December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We have accrued $308,893 at December 31, 2019 related to these Series E and Series F Preferred holders. Because of our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet at December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020 as a result of our issuance of the 106,134 shares of Series D Preferred Stock. At both September 30, 2023 and December 31, 2022, the remaining balance of 308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 6,666,667 shares of common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022 the Company had 1,433,903 and 1,085,184 shares of common stock outstanding, respectively.

 RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Shares issued for cash

On August 17, 2023, we entered into a securities purchase agreement with the investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 130,000 shares of common stock at a purchase price of $4.662 per Share and accompanying Warrant (2023 Warrant) and (ii) 92,222 pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to an aggregate of 92,222 shares of common stock  at a purchase price of $4.6062 per 2023 Pre-Funded Warrant and accompanying Warrant. Also, pursuant to securities purchase agreement, in a concurrent private placement, the Company also agreed to sell and issue to the purchaser warrants (the “2023 Warrants”) to purchase up to 222,222 shares of Common Stock. The 2023 Warrants will be exercisable as of February 21, 2024, at an exercise price of $1.287 per share and will expire five and one-half years from the date of issuance. The total aggregate cash proceeds to the Company were $785,509 deduction of equity issuance costs of $3000,490.

Shares issued upon exchange of common stock warrants

On January 6, 2022, upon agreement with a warrant holder, the Company issued 7,515 shares of common stock upon the exchange of 7,515 warrants. The shares were valued at approximately $473,000 based on the stock price, while the exchanged warrants had a Black-Scholes value of approximately $321,000, resulting in a loss on exchange and credit to equity of $152,244.

Reverse Stock Split

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 22, 2023, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes with the Nevada Secretary of State to effect a reverse stock split of the Common Stock, and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-fifteen (15). All share and per share data have been retrospectively adjusted for the effects of the reserve split.

Restricted Stock Units

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO at that time, 14,773 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $0 and $148,836 during the three months ended September 30, 2023 and 2022 respectively. During the nine months ended September 30, 2023 and 2022, we recognized compensation expense of $152,143 and $446,507 respectively. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred.

On February 2, 2022, 500 RSUs vested and 500 were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

During the three months ended March 31, 2022, 2,133 RSUs were granted to vendors for services. 1,467 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 667 were issued in May 2022. The total 2,133 RSUs were valued at $93,120 and were expensed as of March 31, 2022 based on the service period in the contract.

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

Total expenses for RSUs for the three and nine months ended September 30, 2023 was $0 and $152,143, respectively. Total expense for RSUs for the three and nine months ended September 30, 2022 was $245,864 and $870,773.

Restricted stock grant activity for the periods identified below is as follows:

Stock Awards
Outstanding at December 31, 2021	9,733
Granted	6,388
Vested	(5,888)
Vested and issuable	(500)
Forfeited or cancelled	-
Outstanding at December 31, 2022	9,733
Granted	-
Vested and issued	(7,387)
Vested and issuable	(2,346)
Outstanding at September 30, 2023	-

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On January 6, 2022, the Company granted to a consultant a total of 1,333 options to purchase common stock, exercisable at $39.60 per share, under the terms of the 2021 Equity Incentive Plan (the “2021 Plan”). The options have a term of five years. The options vested 50% at March 3, 2022 and 50% on April 3, 2022.

On January 10, 2022, the Company granted to a director a total of 1,000 options to purchase common stock, exercisable at $36.00 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On January 19, 2022, the Company granted to a director a total of 1,000 options to purchase common stock, exercisable at $36.00 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On January 20, 2022, the Company granted to directors a total of 4,000 options to purchase common stock, exercisable at $36.00 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On March 11, 2022, the Company granted to employees a total of 3,500 options to purchase common stock, exercisable between $43.05 and $44.25 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on June 11, 2022..

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

On January 9, 2023, the Company granted to an employee a total of 1,667 options to purchase common stock, exercisable at $6.75 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on April 9, 2023

On March 22, 2023, the Company granted three employees a total of 4,000 options to purchase common stock, exercisable at $3.30 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vested immediately.

On June 2, 2023, the Company granted five employees a total of 3,833 options to purchase common stock, exercisable at $2.85 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on September 2, 2023.

On June 8, 2023, the Company granted one employee a total of 3,333 options to purchase common stock, exercisable at $4.05 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on September 8, 2023.

On August 10, 2023, the Company granted an employee 3,333 options to purchase common stock, exercisable at $3.00 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest monthly through December 31, 2023.

The fair values of stock options granted during the three months ended September 30, 2023 were estimated using Black-Sholes option-pricing model with the following assumptions:

September 30, 2023
Risk-free interest rates	4.95%
Expected life (in years)	0.3
Expected volatility	171.42%
Dividend yield	-

During the three months ended September 30, 2023 and 2022, we recorded $343,951 and $765,743 of compensation expense, respectively, related to stock options, and during the nine months ended September 30, 2023 and 2022, we recorded $954,317 and $2,544,898 of compensation expense, respectively related to stock options.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

A summary of the status of the Company’s stock options as of September 30, 2023, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	247,008	$45.75	2.80	$-
Granted	16,167	13.2	-	-
Exercised	-	-	-	-
Expired or cancelled	(44,623)	42.03	-	-
Outstanding at September 30, 2023	218,552	43.38	3.09	$-
Exercisable at September 30, 2023	181,483	$47.25	3.24	$-

As of September 30, 2023, there was approximately $485,405 of unrecognized compensation cost related to unvested stock options which vest over time and are expected to be recognized over a period of four years, as follows: 2023 (remainder of year), $101,761; 2024, $261,044; 2025, $97,984; 2026, $23,595; and 2027 and thereafter, $1,021.

Warrants

2023 Warrant Grants

Warrant repricing

On February 3, 2023, the Company entered into amendments to Common Stock Purchase Warrants issued on August 17, 2022 to each of Cavalry Fund I LP, Firstfire Global Opportunities Fund LLC, and Porter Partners, L.P. The warrant amendments modify the time period until the holders of these warrants are permitted to exercise the Warrants by means of a “cashless exercise.” In addition, the warrant amendments lower the exercise price of the Warrants to $5.70 per warrant share, as further described in the warrant amendments. These amendments were treated as modifications to induce the exercise of warrants, and as such, resulted in deferred equity costs of $10,400 on the date of the amendment. As a result of the lowered exercise price of the Warrants, the exercise price of warrants issued by the Company on May 28, 2020, January 5, 2021, January 20, 2021, August 17, 2022, and August 30, 2022, will be automatically lowered to $5.70 per warrant share due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $503,643 as a result of the trigger of the anti-dilution provisions.

Warrants exercised into Common Stock

In February 2023, we issued 54,768 common shares to investors who exercised warrants with a strike price of $5.70 for gross proceeds of $315,178.

In June 2023, we issued 38,804 common shares to investors who cashless exercised 39,196 warrants.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants issued with 2023 Equity Financing

On August 17, 2023, in connections with the securities purchase agreement (the “2023 Purchase Agreement”) with the investor (See Note 8) the Company issued 92,222 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 92,222 shares of Common Stock and accompanying 222,222 shares of warrants (the “2023 Warrants) to purchase up to an aggregate of 222,222 shares of Common Stock. The initial exercise date of the Pre-Funded Warrants under the agreement terms is August 21, 2023 at the exercise price per share of $0.0015, subject to certain adjustments. The initial exercise date of the 2023 Warrants under the agreement terms is February 21, 2024. The 2023 Warrants are exercisable for five years from the initial exercise date at the exercise price per share is $2.7870, subject to certain adjustments.

In August 2023, we issued 92,222 of common shares to investor who exercised 92,222 of Pre-Funded warrants.

Warrants issued with Debt Financing

In connection with the Second Montage Amendment, as discussed in Note 7, the Company will issue warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”). In addition to the foregoing, at any time on or after October 19, 2026, and in the absence of an Acquisition, Change in Control, or Wind-Up, Holder may elect to receive a portion of the Buyout Fee. These CognoGroup, Inc Warrants were valued at $600,000 and treated as a debt discount to be amortized over the life of the note.

2022 Warrant Grants

Warrant exchange for Common Stock

On January 6, 2022, the Company issued 7,515 shares of common stock upon the exchange of 7,515 warrants (See Note 8).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants issued with Debt Financing

During August 2022, the Company granted 100,694 warrants as a part of various debt financings (See Note 7). These warrants had an exercise price per share of $30.00 and expire in five years. The exercise price of the warrants was then reduced from $30.00 to $14.97 in connection with the issuance of stock to Parrut on October 14, 2022. The aggregate relative fair value of the warrants, which was allocated against the debt proceeds totaled $1,032,842 at the date of issuance based on the Black Scholes Merton pricing model using the following estimates: exercise price of $30.00, 3.04-3.27% risk free rate, 175.47% volatility and expected life of the warrants of 5 years. The relative fair value was reflected in additional paid-in capital and as a debt discount to be amortized over the term of the loans.

In connection with the October 19, 2022 Loan Agreement, as discussed in Note 7, the Company will issue 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,581 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants (“Puttable Warrant”) for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

Warrant repricing

As a result of the sale in August 2022 of notes and warrants as described above and in Note 7, the number and exercise price of the 2020 Warrants and the 2021 Warrants in connection with the 2020 and 2021 debentures were adjusted due to anti-dilution provisions in such warrants. The exercise price was reduced to $30.00 from $75.00 and the number of warrants was increased from 100,806 to 163,136. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $658,266 as a result of the trigger of the anti-dilution provisions.

On October 19, 2022, as a result of the Parrut earnout shares issued we reduced the exercise price of the 2020 and 2021 Debenture Note holder warrants from $30.00 to $14.70 due to anti-dilution provisions in these warrants. We also increased the number of warrants issued with the August 17, 2022 and August 30, 2022 notes (See Note 7) from 100,694 to 201,389 and reduced the exercise price from $30.00 to $14.70 due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $1,262,947 as a result of the trigger of the anti-dilution provisions.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants for services

On December 8, 2022, the Company issued 2,000 five-year term warrants to a consultant with an exercise price of $15.00.

Warrant activity for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2022	752,730	$42.60
Issued	314,444	1.97
Exercised	(185,795)	2.87
Expired or cancelled	(89,097)	8.10
Outstanding at September 30, 2023	792,283	$35.53

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims at September 30, 2023. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Settlement of Payables

In April 2023, we settled an outstanding balance with a vendor and recorded a gain of $178,749.

ERC Activity

During the second and third quarters in 2023, the Company received $754,796 and $1,422,773 related to an employee retention credit from the IRS, respectively, which was recorded as other income. The services provided by a third-party company for assistance with the ERC application totaled $327,073, which was recorded as finance cost. Additionally, the company obtained two advance loans on the ERC credits totaling $450,000 with an original issue discount of $133,333, that was fully expensed as interest expense for a total owed of $583,333. The OID was repaid during the three months ended June 30, 2023. Of this amount, $80,528 of the advances was repaid during the six months ended June 30, 2023, and the remaining balance for the two loans of $369,472 was repaid from ERC cash proceeds received during the three month ended September 30, 2023.

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiters on Demand service agreements and software subscriptions with us. As of December 31, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered into a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue $0 and $22,674 during the three months ended September 30, 2023 and 2022, respectively, and $0 and $236,921 during the nine months ended September 30, 2023 and 2022, respectively, related to this agreement

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and Platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 and $8,636 for the three months ended September 30, 2023 and 2022, respectively, and expenses to this firm were $27,041 and $25,407 for the nine months ended September 30, 2023 and 2022, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of directors. Pursuant to the License Agreement Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019 and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019 when Opptly assisted with closing a recruiting program. During the three months ended September 30, 2023 and 2022 respectively, no operating expenses were provided by Opptly. During the nine months ended September 30, 2023 and 2022, we charged to operating expense $0 and $19,825 for services provided by Opptly.  The license agreement expired on March 31, 2022 and was not renewed.

An employer of a director utilized the Company for services during the three months ended September 30, 2023 and 2022 in the amount of $0 and $6,000, respectively, and during the nine months ended September 30, 2023 and 2022 in the amount of $0 and $6,000, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On November 6, 2023, the Company received written notice (the “Default Notice”) from Cavalry Fund I LP that the Company was in default under that certain (i) the August 17 Note issued by the Company to Cavalry, and that certain (ii) the August 30 Note.

According to the Default Notice, the Company failed to (i) notify Cavalry of a “Subsequent Financing,” in which Cavalry had a right to participate pursuant to the Transaction Documents, and (ii) pay certain amounts to Cavalry, or issue shares of common stock in lieu thereof, as consideration for the extension of the maturity date of the Notes (collectively, the “Identified Defaults”).

Per the Default Notice, Cavalry has declared the full amounts due under the Notes, which is the Mandatory Default Amount, as set forth in the Notes, stated by Calvary in its Default Notice as $1,434,920, as of the date of the Default Notice, to be due and payable to Cavalry, with interest accruing at the default interest rate of fifteen percent (15%) as set forth in the Notes.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

As a result of the Identified Defaults, the Company would be in default under the following agreements for indebtedness: (i) Original Issue Discount Promissory Note, dated as of August 17, 2022, issued pursuant to the August 17 SPA by the Company to Porter Partners, L.P., (ii) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to L1 Capital Global Opportunities Master Fund, (iii) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Firstfire Global Opportunities Fund LLC, and (iv) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Puritan Partner, LLC (collectively, the “Other August 2022 Notes”). An event of default under the Other August 2022 Notes would cause the default interest rate of 15% to apply as set forth in the Other August 2022 Notes and the holders of the Other August 2022 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the Other August 2022 Notes, under each of the holder’s respective Other August 2022 Note.

In addition, as a result of the Identified Defaults, the Company would also be in default under that certain Loan and Security Agreement, dated as of October 19, 2022 (the “Montage Agreement”), between the Company and Montage Capital II, L.P. (“Montage”). An event of default under the Montage Agreement would cause the default interest rate of 17.75% to apply as set forth in the Montage Agreement and Montage would be permitted to elect to accelerate payment of amounts due under the Montage Agreement and exercise all of its rights as a secured party under the Montage Agreement with respect to Collateral (as such term is defined in the Montage Agreement).

In addition, as a result of the Identified Defaults, the Company would also be in default under that certain Promissory Note, dated as of August 27, 2021 (the “Novo Note”), issued by the Company to Novo Group, Inc. (“Novo”). An event of default under the Novo Note would cause the default interest rate of 12% to apply as set forth in the Novo Note and Novo would be permitted to elect to accelerate payment of amounts due under the Novo Note.

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

Overview

We operate an On-Demand recruiting platform to revolutionize the Employment and Recruitment Agency industry. Our mission is to help businesses expedite and streamline their recruiting and hiring processes by providing On-Demand recruiting services and technology. We leverage our network of recruiters to place them on project-based assignments and offer additional AI-enabled platforms, training, upskilling programs, staffing services, and career communities. Our goal is to become the preferred solution for hiring specialized talent.

Our third quarter focused on stewardship and strategic agility. After successfully selling our healthcare staffing business to Futuris, we concentrated on completing transformative transactions with Job Mobz and GoLogiq. These strategic moves are reshaping Recruiter.com’s foundation and trajectory. This quarter involved intentional resource allocation, prioritizing long-term value over immediate gains, and setting the stage for a more focused and financially stable future.

Operating Businesses and Revenue

We generate revenue through the following activities:

•

Software Subscriptions: We offer web-based platform subscriptions that assist employers in talent recruitment. Our platforms enable customers to source, contact, screen, and sort candidates using data science, advanced email campaign tools, and predictive analytics. As part of our software subscriptions, we provide enhanced support packages and On-Demand recruiting support services for an additional fee. If we place a candidate with a customer, additional fees may apply, depending on the subscription type. In such cases, if the candidate leaves the customer’s employment within the initial 90 days (the 90-day guarantee), we provide a full refund to the customer for all fees paid. In December 2022, we sold one of our software platforms to Talent, Inc., which was used in delivering the subscription service. Subsequently, we continued the service but utilized third-party tools for delivery. In the third quarter ending September 30, 2023, this revenue line did not have material operations.

•

Recruiters On Demand: This service offers consulting and staffing for professional recruiters, marketed as Recruiters On Demand. It provides businesses of all sizes access to recruiters on an outsourced, virtual basis for hiring needs. We derive revenue from Recruiters On Demand by billing employer clients for placed recruiters’ ongoing work at an agreed-upon, time-based rate. Recruiter candidates are sourced directly from our network of recruiters. Additionally, we offer talent planning, talent assessment, strategic guidance, and organizational development services marketed as our “Talent Effectiveness” practice. Companies prepay for consulting hours at an agreed-upon, time-based rate. We source and provide independent consultants for this service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream (see Revenue Share below).

41

•

Full-time Placement: This service provides qualified candidate referrals to employers for full-time positions. We generate revenue by earning one-time fees each time employers hire one of the candidates we refer. Employers inform us of their hiring needs through our Platform or other communications. We source qualified candidates for available jobs through independent recruiter users and support them with dedicated internal employees we call our internal talent delivery team. Upon employers hiring our candidate referrals, we earn a “full-time placement fee,” typically either a percentage of the referred candidates’ first-year base salary or an agreed-upon flat fee. The Full-time Placement service line was inactive in the third quarter of 2023.

•

Marketplace: Our Marketplace category offers services for businesses and individuals leveraging our online presence and career communities. For businesses, this includes job postings, digital newsletter sponsorship, online content promotion, social media distribution, banner advertising, and other branded electronic communications. We earn revenue by delivering agreed-upon marketing-related deliverables and milestones with pricing and terms mutually agreed upon. In some cases, we earn a percentage of revenue from businesses that attract new clients by advertising on the Platform. Companies can also pay us to post job openings on our proprietary job boards to promote open positions. Additionally, we categorize all online advertising and affiliate marketing revenue as Marketplace revenue.

For individuals, Marketplace includes services to aid career development and advancement, including a resume distribution service that promotes job seekers’ profiles and resumes. Our resume distribution service allows job seekers to upload their resumes to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time, flat fee for this service. We also offer a recruiter training program through our online learning management system, located at RecruitingClasses.com, and other training and upskilling programs.

•

Consulting and Staffing: This service involves providing consulting and staffing personnel services to employers for long- and short-term consulting and temporary employee needs. We generate revenue by referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, billing the employer for the time and work of our placed personnel at an agreed-upon, time-based rate. Our process for finding candidates for consulting and staffing engagements mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and similar means, and the employer selecting our candidates for placement. We bill employer clients for our placed candidates’ ongoing work on a weekly invoicing schedule. In Q3, we sold our healthcare staffing services business to Futuris, exiting the majority of this revenue line.

•

Revenue Share: We refer certain clients to third parties in exchange for a referral fee. The referral fee amount depends on whether the referral is an existing client of ours and the services we currently provide that client, or a client of a third party who we do not historically service. Referral fees under the revenue share arrangement have minimum and maximum payout amounts. We record referral fees earned under our revenue share arrangement on a net basis. Additionally, our partnership with Job Mobz provided a revenue share; however, the subsequent sale of Recruiter.com brand and website to Job Mobz will have the effect of canceling this ongoing revenue stream in exchange for cash and equity consideration.

In the third quarter, we operated with a limited sales team, primarily focusing on selling job board postings and ensuring the successful transition of the healthcare staffing business to the subsidiaries of Futuris.

The costs of our revenue primarily comprise employee costs, third-party staffing costs, and other fees, outsourced recruiter fees, and commissions based on a percentage of our gross margin.

Quarter Overview

This quarter was characterized by a concentrated effort to finalize pivotal strategic transactions critical to our evolution. As a resource-conscious organization, we navigated through significant restructuring. The strategic relationships with Job Mobz and GoLogiq are not just about expanding our capabilities but also aligning our resources with our most promising opportunities for growth and stability. The reality of such transactions means we are in a period of profound change and significant reduction in our operating staff.

During the three months ending September 30, 2023, we further streamlined our operations, worked to complete the sale of our healthcare staffing business to Futuris, and executed our partnership with Job Mobz to reduce operating expenses further. We also focused on developing new high-margin offerings, such as our AI-enabled software product, “Candidate Pitch,” for transforming resumes into career summaries, and our “Recruiting Classes” online training program. Additionally, we worked on reinvigorating our Mediabistro brand, which has a leading presence in media as a well-used career community and job board.

We also worked on negotiating plans for a strategic asset acquisition with GoLogiq, which would refocus the company around the Fintech industry and spin out our existing operations to a newly formed company. To that end, we prepared for this transaction by creating CognoGroup, Inc., a Nevada corporation, to facilitate the spin-out of certain operating assets. Later, it was dissolved in favor of performing the transaction with Atlantic Energy Solutions, which the Company now controls. We executed a Securities Purchase Agreement with Synergy Asset Management Group, allowing the Company to purchase 1,000,000 shares of the Series A Preferred Stock (“Series A Stock”) of Atlantic Energy Solutions, Inc., a company quoted on the OTC Markets under the symbol “AESO.”

Our key highlights for the three months ending September 30, 2023, include the following:

Key Highlights:

•	Recruiter.com divested its healthcare staffing business to Futuris Company for an initial transaction value of $500,000 in Futuris stock and conditional future gross profit shares up to $2 million.
•

The Company agreed, subject to shareholder approval, to sell its Recruiter.com brand and domain to Job Mobz in a $1.5 million cash and stock deal, coupled with a 3-year services contract and potential profit sharing from Q1 2024.

•

Entered into a Securities Purchase Agreement with Synergy Asset Management to purchase 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) of Atlantic Energy Solutions, Inc., a company quoted on the OTC Markets under the symbol “AESO.”

•	Recruiter.com priced a registered direct and private placement offering at approximately $1.036 million, aimed at raising working capital and supporting general corporate activities.
•	Recruiter.com Group, Inc. effected a 1-for-15 reverse stock split of its issued and outstanding common stock to meet Nasdaq Capital Market’s listing requirements.
•	The Company issued a shareholder update letter detailing plans for the envisioned strategic transactions.

Since September 30, 2023, our key highlights include the following:

•	Received a notice from Nasdaq granting an extension until February 13, 2024, to meet the minimum stockholders’ equity requirement for continued listing.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022:

Revenue

We had revenue of $0.2 million for the three-month period ended September 30, 2023, as compared to $5.8 million for the three-month period ended September 30, 2022, representing a decrease of $5.6 million or 97%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $4.5 million or 99% as we transitioned this business to JobMobz, a Recruitment Process Outsourcing company. There was no significant Software Subscriptions revenue in 2023 compared to $694 thousand recognized in 2022 as we had sold our AI sourcing software technology last year to Talent, Inc. We also had a decrease in Permanent Placement fees of $141 thousand or 100% due to reduced focus on this line of business. We also had a decrease in our Marketplace Solutions revenue of $172 thousand or 56% due to customer churn and general market conditions.

Cost of Revenue

Cost of revenue was $0.3 million for the three-month period ended September 30, 2023, compared to $3.9 million for the corresponding three-month period in 2022, representing a decrease of $3.6 million or 94%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue. Cost of revenue was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended September 30, 2023, was ($0.1) million, producing a negative gross profit margin of 37%. Our gross profit for the corresponding 2022 three-month period was $1.9 million, producing a gross profit margin of 32.6%. The decrease in the gross profit margin from the 2023 period to the 2022 period reflects the shift in the mix in sales for the period as our Consulting and Staffing Services has the lowest gross margin of all areas of business.

Operating Expenses

We had total operating expenses of $2.0 million for the three-month period ended September 30, 2023, compared to $7.6 million for the corresponding three-month period in 2022, a decrease of $5.6 million or 73%. This decrease was primarily due to lower product development, general and administrative expenses, and sales and marketing expenses during the period. Additionally, a decrease in amortization of intangibles expense from $952 thousand in the three-month period in 2022 to $322 thousand in the current period contributed to the overall decrease in operating expenses. This decline is in line with the decline in sales.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2023, was $85 thousand compared to $343 thousand for the corresponding three-month period in 2022, which reflects a decrease in personnel and advertising and marketing expense in line with the decline in sales.

Product Development

Our product development expense for the three-months ended September 30, 2023, decreased to $85 thousand from $468 thousand for the corresponding period in 2022. This decrease was attributable to a decrease in technology and research and development expenses. The product development expense was primarily made up of $84 thousand of hosting and data expense during the three-months ended September 30, 2023. The corresponding period in 2022 included $773 thousand technology and design expense, $91 thousand hosting expense, $39 thousand research and development expense, and was offset by $435 thousand relating to the capitalization of internal use software.

Amortization of Intangibles

For the three-month period ended September 30, 2023, we incurred a non-cash amortization charge of $322 thousand as compared to $952 thousand for the corresponding period in 2022. The amortization expense in 2023 and 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group. The decrease for the three-month period ended September 30, 2023 was due to impairments charges booked in Q3 and Q4 of 2022 which reduced the overall net book value of the intangible assets. This reduction decreased the quarterly amortization expense charged throughout 2023.

General and Administrative

General and administrative expense for the three-month period ended September 30, 2023, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2023, our general and administrative expenses were $1.5 million, including $344 thousand of non-cash stock-based compensation. In 2022, for the corresponding period, our general and administrative expense was $3.7 million, including $766 thousand of non-cash stock-based compensation. This 59% decrease was in line with the decline in sales.

Other Income (Expense)

Other income (expense) for the three-month period ended September 30, 2023, was income of $787 thousand compared to expense of ($209) thousand in the corresponding 2022 period. The primary reason for the increase in income was due to ERC income recognized in the period equal to $1.4 million.

Net Income (Loss)

For the three-months ended September 30, 2023, we had a net loss from continuing operations of $1.3 million compared to a net loss of $5.9 million during the corresponding three-month period in 2022. For the three-months ended September 30, 2023, we had a net income from discontinued operations of $277 thousand compared to a net income of $303 thousand during the corresponding three-month period in 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

Revenue

We had revenue of $3.0 million for the nine-month period ended September 30, 2023, as compared to $18.3 million for the nine-month period ended September 30, 2022, representing a decrease of $15.3 million or 84%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $11.6 million during the period, or 86%, as we transitioned this business to JobMobz. Software Subscriptions contributed $413 thousand of revenue in 2023 compared to $2.2 million in 2022 as we had sold our software technology last year.  We also had a decrease in Permanent Placement fees of $739 thousand during the first nine months of 2023, or 97%, due to reduced focus on this line of business, and a decrease in our Marketplace Solutions revenue of $488 thousand, or 49%, due to customer churn. Additionally, we recognized approximately $100 thousand in revenue share from the JobMobz agreement.

Cost of Revenue

Cost of revenue was $2.2 million for the nine-month period ended September 30, 2023, compared to $11.3 million for the corresponding nine-month period in 2022, representing a decrease of $9.1 million or 81%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue. Cost of revenue for the nine-month period was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the nine-month period ended September 30, 2023 was $0.8 million, producing a gross profit margin of 28%. Our gross profit for the corresponding 2022 nine-month period was $7.0 million, producing a gross profit margin of 38%. The decrease in the gross profit margin from 2022 to 2023 reflects the shift in the mix in sales for the period as our Consulting and Staffing Services has the lowest gross margin of all areas of business.

Operating Expenses

We had total operating expense of $7.0 million for the nine-month period ended September 30, 2023 compared to $19.7 million for the corresponding nine-month period in 2022, a decrease of $12.7 million or 65%. This decrease was primarily due to lower product development, sales and marketing, and general and administrative expenses totaling $8.6 million. Additionally, a decrease of $1.9 million for amortization of intangible assets and impairment expense contributed to the overall decrease in operating expenses for the nine-month period ended September 30, 2023.

Sales and Marketing

Our sales and marketing expense for the nine-month period ended September 30, 2023 was $321 thousand compared to $619 thousand for the corresponding nine-month period in 2022, which reflects a decrease in personnel and advertising and marketing expense reflecting the decline in sales.

Product Development

Our product development expense for the nine-months ended September 30, 2023 decreased to $0.4 million from $1.1 million for the corresponding period in 2022. This decrease was due to a decline in personnel reflecting the decline in sales.

Amortization of Intangibles

For the nine-month period ended September 30, 2023, we incurred a non-cash amortization charge of $1.0 million as compared to $2.9 million for the corresponding period in 2022. The amortization expense in 2023 and 2022 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut and Novo Group.

General and Administrative

General and administrative expense for the nine-month period ended September 30, 2023 includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine-month period ended September 30, 2023, our general and administrative expense was $5.3 million, including $1.1 million of non-cash stock-based compensation. In 2022, for the corresponding period, our general and administrative expense was $12.8 million, including $3.4 million of non-cash stock-based compensation. This decrease was in line with the decline in sales.

Other Income (Expense)

Other income expense for the nine-month period ended September 30, 2023 was an income of $234 thousand compared to income of $879 thousand in the corresponding 2022 period. The primary reason for the decrease in other expenses was due to ERC income recognized in the period equal to $2.2 million partially offset by an increase in interest expense of $1.5 million.

Net Income (Loss)

For the nine-months ended September 30, 2023, we had a net loss from continuing operations of $5.9 million compared to a net loss of $11.8 million during the corresponding nine-month period in 2022. For the nine-months ended September 30, 2023, we had a net income from discontinued operations of $0.5 million compared to a net income of $0.8 million during the corresponding nine-month period in 2022.

Net Income (Loss) attributable to common shareholders

For the nine-months ended September 30, 2023, we had a net loss attributable to common shareholders of $5.8 million compared to a net loss of $11.7 million during the corresponding nine-month period in 2022.  The increase in net loss attributable to common shareholders versus the net loss reflects a deemed dividend recorded for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $504 thousand as a result of the trigger of the anti-dilution provisions.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended September 30,
	2023	2022

Net Income (loss)	$(1,030,682)	$(5,626,365)
Interest (income) expense and finance cost, net	622,883	208,351
Depreciation & amortization	328,221	955,773
EBITDA (loss)	(79,578)	(4,462,241)
Bad debt expense	(24,537)	115,363
Stock-based compensation	343,951	765,743
Gain on debt extinguishment	-	-
Adjusted EBITDA (Loss)	$239,836	$(3,581,135)

	Nine months Ended September 30,
	2023	2022

Net Income (loss)	$(5,326,724)	$(10,997,463)
Interest expense and finance cost, net	1,784,252	340,257
Depreciation & amortization	974,164	2,881,967
EBITDA (loss)	(2,568,308)	(7,775,239)
Bad debt expense	175,463	479,065
Gain on Settlement of Debt	(178,749)	-
Stock-based compensation	1,106,460	3,415,670
Gain on debt extinguishment	-	(1,205,195)
Adjusted EBITDA (Loss)	$(1,465,134)	$(5,085,699)

Liquidity and Capital Resources

For the nine months ended September 30, 2023, net cash used in operating activities was $1.9 million, compared to net cash used in operating activities of $4.7 million for the corresponding nine-month period in 2022. For the nine months ended September 30, 2023, net loss was $5.3 million. Net loss includes non-cash items of depreciation and amortization expense of $974 thousand, bad debt expense of $175 thousand, equity-based compensation expense of $1.1 million, amortization of debt discount and debt costs of $1.2 million, and a factoring discount fee and interest of $20 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $99 thousand and prepaid expenses and other current assets decreased by $684. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increased in total by $245 thousand.

For the nine months ended September 30, 2022, net cash used in operating activities was $4.7 million. For the nine months ended September 30, 2022, net loss was $11.0 million. Net loss included non-cash items of depreciation and amortization expense of $2.9 million, bad debt expense of $479 thousand, equity-based compensation expense of $3.4 million, factoring discount fees and interest expense of $150 thousand, and amortization of debt discount and debt issuance costs of $135 thousand. Changes in operating assets and liabilities included primarily the following: accounts receivable decreased by $1.2 million. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, customer advances, and deferred revenue increased in total by $536 thousand.

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $0 and $1.4 million, respectively.

For the nine months ended September 30, 2023, net cash provided by financing activities was $1.2 million. The principal factor was $450 thousand of proceeds from ERC advances, $871 thousand of proceeds from factoring agreement, $315 thousand of proceeds from the exercise of warrants, and $786 thousand of net proceeds from the issuance of common stock. These proceeds are offset by repayment of ERC advances notes and the factoring agreement of $1.1 million.

For the nine months ended September 30, 2022, net cash provided by financing activities was $3.5 million including $7.7 million in net proceeds from factoring agreement and promissory notes, offset by $4.3 million from the payments of notes and repayments to the factor.

Based on cash on hand as of November 13, 2023 of approximately $440 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2023, we recorded a net loss of $5.3 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which was set to mature on August 31, 2023, and bears interest at 12%. On August 31, 2023, we did not make payments on amounts due under the note with Parrut and are currently in process of amending the maturity date of the note. At September 30, 2023 and December 31, 2022, the outstanding balance on the promissory note with Parrut was $261,112 and $444,245, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. On September 30, 2023, and December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,217,529 and $1,292,360, respectively.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes was set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023 the Company signed an amendment 8/17/22 Notes.  The amendment extends each of the maturity dates of August 17, 2023 and August 30, 2023 notes by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of September 30, 2023, the related $50,000 of debt issuance costs was recorded within accrued expenses as no discretion has been elected.

At September 30, 2023 and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $38,056 and $384,280, respectively, was $1,073,055 and $726,831, respectively.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. At September 30, 2023 and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $466,441, respectively, was $1,194,445 and $839,115, respectively.

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

In addition, in connection with the Loan Agreement, the Company issued 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,580 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

On August 16, 2023, we entered into a Second Amendment to Loan and Security Agreement (the “the Second Montage Amendment”), by and among the Company, its subsidiaries Montage. The Second Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage, as amended (the “Loan and Security Agreement”) to join CognoGroup, Inc. as an additional borrower to the Loan and Security Agreement and amend and restate the definition of “Maturity Date” to the earlier of (i) the four month anniversary of the initial closing of the Purchase Agreement or (ii) February 28, 2024. Additionally, the Montage Amendment provides for Montage’s consent to certain transactions that would have otherwise been prohibited under the Loan and Security Agreement, including the transaction contemplated by the Purchase Agreement with Job Mobz.

In addition, in connection with the Second Montage Amendment, the Company will issue warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”). In addition to the foregoing, at any time on or after October 19, 2026, and in the absence of an Acquisition, Change in Control, or Wind-Up, Holder may elect to receive a portion of the Buyout Fee. These CognoGroup, Inc Warrants were valued at $600,000 and treated as a debt discount to be amortized over the life of the note.

At September 30, 2023 and December 31, 2022, the outstanding balance on the Loan Agreement, and a puttable liability was established, net of the unamortized debt issuance costs and debt discounts of $872,258 and $622,630, respectively, was $998,743 and $1,377,370, respectively.

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of September 30, 2023 and December 31, 2022, $0 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $38,488 and $263,939, was due from the factor, respectively, resulting in a net $0 and $281,277 loan payable to the factor, respectively. The September 30, 2023, amount due from factor is included in prepaid expenses and other current assets.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

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

Recruiters On Demand services are billed to clients as either monthly subscriptions or time-based billings. Revenues for Recruiters On Demand are recognized on a gross basis when each monthly subscription service is completed. Talent Effectiveness consulting services are billed to clients upfront for a period of 12 months. Revenue is recognized on a gross basis monthly over the period the consulting services are provided.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2023.

Although a material weakness identified as of December 31, 2019 (the lack of sufficient independent directors on our Board to maintain audit and other committees consistent with proper corporate governance standards) had been remediated as of December 31, 2022, management has determined that, as of that date, there were still material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of September 30, 2023.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except for the BKR lawsuit and related counterclaim described under Note 10 to our unaudited consolidated financial statements, as of the date of this filing, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	6/9/23	2.1
2.3*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Insigma, Inc.	8-K	8/11/23	2.1
2.4*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Akvarr, Inc.	8-K	8/11/23	2.2
2.5*	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	8/22/23	2.1
2.6*	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 18, 2023.	8-K	8/24/23	2.1
2.7	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	6/9/23	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.1(d)	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
4.9	Form of Pre-Funded Warrant	8-K	8/21/23	4.1
4.10	Form of Warrant	8-K	8/21/23	4.2
10.1	Securities Purchase Agreement, by and between Synergy Management Group, LLC and Recruiter.com Group, Inc., dated July 25, 2023	8-K	7/31/23	10.1
10.2	Amendment to Calvary Notes Agreements, dated August 7, 2023, by and between Recruiter.com Group, Inc. and Calvary Fund I LP.	8-K	8/11/23	10.1
10.3	Form of Securities Purchase Agreement, dated August 17, 2023, by and between the Company and the Purchaser	8-K	8/21/23	10.1
10.4	Second Amendment to Loan and Security Agreement, dated as of August 16, 2023, by and among Recruiter.com Group, Inc., Recruiter.com, Inc. Recruiter.com Recruiting Solutions, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc, Recruiter.com – OneWire, Inc., CognoGroup, Inc., and Montage Capital II, L.P.	8-K	8/22/23	10.1
10.5	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 29, 2023	8-K	9/5/23	10.1
31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Chief Financial Officer	Furnished*
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).	Filed

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

Dated: November 20, 2023	RECRUITER.COM GROUP, INC.

	By:	/s/ Miles Jennings
Miles Jennings
Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)

