Form 10-K
period 2023-12-31
Recruiter.com Group, Inc.
filed 2024-04-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

RECRUITER.COM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Farmington Avenue, Suite 252 Bristol, CT	06010
(Address of Principal Executive Offices)	(Zip Code)

(855) 931-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock	RCRT	NASDAQ Capital Market
Common Stock Purchase Warrants	RCRTW	NASDAQ Capital Market

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2,674,762 based on $3.66, the closing price of the registrant’s Common Stock on that date.

As of April 10, 2024, the Company had 1,462,570 shares of its Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

●	our ability to continue as a going concern;

●	raise additional capital, if needed, to support our operations;

●	the rate and degree of market acceptance of our products and services;

●	our ability to expand our sales organization to address effectively existing and new markets that we intend to target;

●	impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;

●	our ability to compete effectively in a competitive industry;

●	our ability to achieve positive cash flow from operations;

●	our ability to continue to meet the Nasdaq Capital Market requirements;

●	our ability to meet our other financial operating objectives;

●	the availability of qualified employees for our business operations;

●	general business and economic conditions;

●	our ability to meet our financial obligations as they become due;

●	positive cash flows and financial viability of our operations and new business opportunities;

●	ability to secure intellectual property rights over our proprietary products or enter into license agreements to secure the legal use of certain patents and intellectual property;

●	raise additional capital, if needed, to support our operations;

●	our ability to be successful in new markets;

●	our ability to avoid infringement of intellectual property rights;

●	the positive cash flows and financial viability of our operations and new business opportunities;

●	continued demand for services of recruiters;

●	unanticipated costs, liabilities, charges or expenses resulting from violations of covenants under our existing or future financing agreements;

●	our ability to operate our platforms (the “Platform”) free of security breaches; and

●

our ability to identify suitable complimentary businesses and assets as potential acquisition targets or strategic partners, and to successfully integrate such businesses and /or assets with our business.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Item 1A, Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

Recruiter.com Group, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company that, through its subsidiaries, operates an On Demand recruiting platform aimed at transforming the $46.7 billion dollar Employment and Recruiting Agency industry (Per IBIS World Employment& Recruiting Agencies in the US 2005-2030). The Company offers recruiting related services, including on-demand contract recruiting, job board platforms, recruitment education services, and a candidate marketing software.

We have seven operating subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC:AESO).

For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including job posting, consulting, and staffing.

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and planning to sell its Recruiter.com website in 2024. The Company has announced plans to shift its focus, along with its license agreement with GoLogiq, and spin out the recruitment related businesses to Atlantic Energy Solutions, which is currently undergoing a name change to CognoGroup, Inc. There can be no assurance that the Company will be able to complete its planned spin out and strategic transformation.

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

Immediately prior to the completion of the Merger, Pre-Merger Recruiter.com owned approximately 98% of our outstanding shares of common stock (“Common Stock”). The Merger did not result in a change of control of our Company, as the principal stockholders of Pre-Merger Recruiter.com had controlled the Company since October 2017 and the Merger simply increased their control. In addition, our President and Chief Financial Officer served as the Chief Executive Officer of Pre-Merger Recruiter.com and the majority of our directors at the time were directors (or designees) prior to the Merger. Further, our current Chairman was retained as a consultant prior to the Merger with the understanding that if the Merger occurred, he would be appointed as our Executive Chairman.

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

On June 5, 2023, the Company entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. ("Seller"), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”). Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock. In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise. On March 28, 2024, the Company and GoLogiq entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”).  Under the Amendment, the Company and GoLogiq agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company.  In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GoLogiq a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”).  The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., New York time, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days.   Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GoLogiq does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise).

On March 5, 2024, the Company amended the August 16, 2023, agreement. On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of $1,800,000, subject to certain adjustments. On March 5, 2024, the Company entered into an amendment to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to June 30, 2024. Furthermore, the Company received non-refundable payments totaling $250,000 from Job Mobz in April of 2024, per the terms of the latest amendment. The payment will be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

Although the approval of the Job Mobz Agreement and the transactions contemplated therein were not required to be approved by the shareholders of the Company pursuant to the Nevada Revised Statutes, the rules and regulation of Nasdaq or the Company’s bylaws, the Company previously agreed, pursuant to the terms of the Job Mobz Agreement to seek stockholder approval of the transactions contemplated thereby, and included such proposal in its Proxy Statement filed with the Commission on September 15, 2023, and amended on November 8, 2023, November 24, 2023, December 8, 2023, and December 11, 2023.  On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval. This transaction has not yet closed.

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc., which is a dormant entity quoted on OTC Market under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction is accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO. To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13,, 2024, the Board authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Recruiter.com Recruiting Solutions, LLC to CognoGroup, LLC, and the reorganization of Recruiter.com Recruiting Solutions, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the company’s stock symbol.

On August 9, 2023, the Company and Insigma, Inc., a Virginia corporation ("Insigma"), and a wholly owned subsidiary of Futuris Company, a Wyoming corporation (“FTRS”), entered into an asset purchase agreement where Recruiter.com Consulting agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related thereto to Insigma. As consideration for the Acquired Assets, and upon completion of the assignment of certain Acquired Assets to Insigma, Insigma shall issue to Recruiter Consulting a number of shares of common stock of FTRS equal to $500,000 based on the 30-day Volume Weighted Average Price (VWAP) preceding the Closing Date and as adjusted.

The deal was finalized on October 2, 2023, when Management Solutions, LLC approved the transfer to Futuris, and on October 5, 2023, the Company received a total of 9,518,605 FTRS Company common stock. As of the closing date of October 2, 2023, the share price of Futuris common stock was $0.0579 per share. As such, the fair value of the transaction consideration received on the closing date would be $551,127.

Reverse Stock Split

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 22, 2023, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes with the Nevada Secretary of State to affect a reverse stock split of the Common Stock, and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-fifteen (15). All share and per share data in the accompanying consolidated financial statements and footnotes and throughout this annual report has been retroactively adjusted to reflect the effects of the reverse stock split.

Market Opportunity

Industry Overview

Employers invest significant amounts of capital in finding qualified employees, the practice of “talent acquisition.” Market opportunities within talent acquisition are diverse. IBISWorld, in its Online Recruitment Sites in the US report cites revenue at $15.7B, growing at approximately 8.3% from 2018-2023.

With employers continuing to struggle to find relevant candidates in a relatively tight labor market and with 8.8 million open jobs in the U.S. as of April 2024, per the Bureau of Labor Statistics, recruiting represents a solid market opportunity.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Employment Rate

The unemployment rate in April 2024 stood at 3.9%, which is historically low, signaling a “tight” labor market and a general lack of available qualified talent. However, many large companies, particularly in the technology, media, finance and retail sectors, implemented layoffs in 2023. The Company generally may continue to be impacted by corporate layoffs of professional employees, if they are substantive, long-term, and/or widespread.

Operating Businesses and Revenue

We generate revenue or have generated from the following activities:

•

Software Subscriptions: We offered a subscription to our web-based platforms that help employers recruit talent. Our platforms allow customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offered enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we place a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. We continued providing Recruiters on Demand service through a platform, and anticipate continuing this work alongside Job Mobz as part of the Managed Services portion of the Asset Purchase Agreement, once the transaction closes, which is anticipated by June, 2024.

7

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generated full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we refer. Employers alert us of their hiring needs through our Platform, or other communications. We sourced qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We supported and supplemented the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earned a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

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

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing. Through a strategic sale to Futuris, Inc. In October, 2023, we exited the Consulting and Staffing line of business, and consider it discontinued.

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

Community and Network

We operate various publishing, social media, groups, and career communities that allow for user registration. We provide content, community, and resources for recruitment and talent acquisition professionals. We refer to the recruiting and talent acquisition professionals that connect with our various assets as our “Recruiter Network” or our “network of recruiters.” This network of recruiters allows us to maintain a close connection to the industry and be responsive to our clients’ demand for project-based and full-time recruiters. In addition, our network of recruiters serves as a general sales channel, to which we can market recruitment solutions, such as our recruiting software subscriptions.

We believe the potential scale of our Recruiter Network is enormous. With hundreds of thousands of people involved in the general human resource and employment industry in the United States alone, and many more interested in referral-based, work-from-home earning opportunities, we believe the addressable network and potential audience is significant.

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

We are also active on social media. Most notably, as of April 2024, we operated three of the top thirty largest professional groups globally on the social media platform LinkedIn, out of over 2.5 million groups in total. These groups include the Recruiter.com Network, and groups for the professions of Artificial Intelligence, Marketers, and Information Technology.

The Recruiter.com website and the directly associated social media assets are planned to be transitioned to Job Mobz as part of the planned Asset Purchase Agreement.

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

MediaBistro - a Career Community for Media Professionals

We own and operate MediaBistro, a specialized job board for media and creative professionals. Clients include broadcasters, television networks, traditional publishing companies, online publications, and many other types of media-related companies. The platform focuses on providing access to job opportunities at media companies. Users may search for and find suitable job opportunities, create job alerts for notifications, and easily apply to open roles. The career community is currently located at https://www.mediabistro.com.

Benefits for Career Community Users

We empower professionals to find suitable career opportunities, surfacing relevant jobs and connecting them with economic opportunity.

Benefits to Employer Clients

Enterprises can leverage our niche communities of professionals to tap into highly unique talent pools.

Our Strengths

●

Reliable Brand: As the name “Recruiter.com” defines an entire profession and captures the essence of the business and software platform, we benefit from strong brand recognition. Our “Mediabistro” brand is highly significant to the media industry and has a long operating history as a key job board for the niche.

●	People: Several of our key executives and personnel have extensive experience and successful track records with internet-enabled recruitment and staffing.

●	Platform Technology: We offer a proprietary, fully operational software platform and have additionally developed software-as-a-service platforms leveraging artificial intelligence.

●	Power of Our Reach: We benefit from excellent placement and visibility within popular search engines and broad distribution and followings on social media networks.

Our Growth Strategy

We seek to unlock the full potential of our brand by executing our strategic plans, which include strategic divestitures, organic growth, opportunistic acquisitions, and making use of capital provided by the public market. In short, we look to realize the potential of our market position.

Overall Market Position Potential

Our combination of innovative use of technology, a broad network of specialized recruiting professionals, and curated talent communities enables a traditionally service-heavy industry to be scalable in an entirely new way. We believe our brand and technology put us in a unique position in the market.

Strategy

Recruiter.com intends to grow its business by focusing efforts on the following five main areas:

1) Grow Our Community:

●	Grow Engagement: We plan to continue to invest in community management initiatives, including enhancement of outreach and communications.

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

3) Monetize the Businesses and Candidates Seeking to Access the Community and Platform:

We intend to invest in building new products and features to develop new clients for all of our services, expand relationships with our existing clients, and increase their spending on the Platform.

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

Our Clients

Our recruiting solutions allow us to meet the hiring needs of a variety of clients. We typically have focused on filling highly skilled and senior-level roles in specialized fields, including media, technology, healthcare, finance, logistics/transportation, communications, engineering, energy, and others.

Historically, the majority of our revenue was generated by providing recruiting solutions for employers, which consist of hourly and project-based fees for professional consulting and staffing.

As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance at 93%. As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%.

For the year ended December 31, 2023, one customer accounted for more than 10% of total revenue, at 57%. For the year ended December 31, 2022, one customer accounted for more than 10% of total revenue, at 14%.

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

Personnel

Software development, database management, remote server administration, quality assurance, and administrative systems access is managed by our development team. From time to time, we also engage technical personnel on an as-needed basis from other locations, including overseas locations.

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

No one understands the talent market like the recruiters, HR professionals, and talent acquisition experts working on the front lines. We have the unique ability to survey our vast network of independent recruiting and talent acquisition specialists to uncover job market trends. Given the Recruiter Index’s® consistent media appearances beginning in June 2020, including on CNBC, there appears to be strong demand for leading labor market indicators.

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

As of April 3, 2024, our trademarks include the terms “Recruiter.com,” “OneWire,” and “Matchbook.” The Company also has trademarks in the process of becoming registered, which include “Mediabistro,” “Recruiter Index,” and “MyRecruiter.”

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

Facilities

We operate virtually and from time to time in leased flexible office space, such as WeWork offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Legal Proceedings

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021, with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing.

On September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB's assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

Except for the aforementioned proceedings described above, as of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

Employees

As of April 3, 2024, the Company employed 4 full time employees and a number of independent contractors.

Culture and Team

After significant changes to our business, we are a small team of qualified professionals. Our management has years of experience in online recruiting and technology and are supplemented by additional finance and legal support.

Diversity

We are committed to being an equal opportunity employer and are proud to have diverse staff, management, and board members.

Corporate Information

We operate virtually. Our principal mailing address is 123 Farmington Avenue, Suite 252, Bristol, CT 06010. Our telephone number is (855) 931-1500. Our website address is https://www.recruiter.com. The information contained on, or that can be accessed through, our site is not a part of this filing. Investors should not rely on any such information in deciding whether to purchase our securities.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2023, and 2022 includes an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) used cash in operations of approximately $0.9 million in 2023, and our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months; (ii) we will require additional financing for the fiscal year ending December 31, 2024, to continue at our expected level of operations; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

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

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $6.7 million for the year ended December 31, 2023 and, $16.5 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of approximately $76.4 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

Because we have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects.

We have operated our current platform since April 16, 2016, when we acquired the Platform, where it was then put into a multi-year process of further development, integration, and branding. As a result, our platform and business model have not been fully proven, and we have only a limited operating history on which to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract, retain, and incentivize recruiters on our platform, as well as respond to competition and plan for and scale our operations to address future growth. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

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

We use third-party cloud infrastructure service providers and co-located data centers in the United States and abroad to host the Platform. Software development, remote server administration, quality assurance, and administrative access is managed by international personnel. We do not control the physical operation of any of the data centers we use. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions to the Platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of violence, and other misconduct. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. We may not be able to maintain or renew our agreements or arrangements with these third-party service providers on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers increase the cost of their services, we may have to increase the fees to use the Platform, which could cause us to lose clients, or we may have to assume those increased costs, and our operating results may be adversely impacted.

Because we have historically had arrangements with related parties affecting a significant part of our operations, such arrangements may not reflect terms that would otherwise be available from unaffiliated third parties.

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

We license video screening technology from MyInterview, as well as other popular, commercially available third-party recruiting, communications, and marketing related software systems, such as LinkedIn and Hubspot, much of which is integral to our systems and our business. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to expend significant time and resources to replace the licensed software. Further, the necessary replacements may not be available on a timely basis on favorable terms, or at all. If we were to lose the ability to use this software our business and operating results would be materially and adversely affected.

Because we rely on a small number of customers for a substantial portion of our revenue, the loss of any of these customers would have a material adverse effect on our operating results and cash flows.

As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%. As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%.

For the year ended December 31, 2023, one customer accounted for more than 10% of total revenue, at 57%. For the year ended December 31, 2022, one customer accounted for more than 10% of total revenue, at 14%.

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

Despite our efforts, third parties may infringe upon or misappropriate our intellectual property by copying or reverse-engineering information that we regard as proprietary, including our platform, to create products and services that compete with ours. Further, we may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our domain names, trademarks, service marks, and other proprietary rights. Moreover, our trade secrets may be compromised by third parties or our employees, which would cause us to lose the competitive advantage derived from the compromised trade secrets. Additionally, effective intellectual property protection may not be available to us in every country in which our platform currently is or may in the future be available. Further, we may be unable to detect infringement of our intellectual property rights, and even if we detect such violations and decide to enforce our intellectual property rights, we may not be successful, and may incur significant expenses, in such efforts. In addition, any such enforcement efforts may be time-consuming, expensive and may divert management’s attention. Because we rely on development staff who are internationally located, we face a risk based upon any local conditions and difficulties we may face in enforcing our intellectual property rights there. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable. Any failure to protect or any loss of our intellectual property may have an adverse effect on our ability to compete and may adversely affect our business, financial condition, and operating results.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have experienced significant growth following our acquisitions of Scouted, Upsider, OneWire, Parrut, and Novo during 2021. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. There can be no assurance that our management, along with our staff, will be able to effectively manage continued growth or successful integrate our products, services, and staff. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

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

We depend on the continued services of our key personnel, including Directors Evan Sohn, Lillian Mbeki, Deborah Leff, Steve Pemberton, Wallace D. Ruiz, our Chief Executive Officer Granger Whitelaw, and our Interim Chief Financial Officer Miles Jennings. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

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

Risks Related to Strategic Transactions and Resource Limitations

Our company is currently engaged in a series of strategic transactions that involve complex financial and legal arrangements, characterized by a multitude of contingencies and obligations. These transactions are integral to our strategy for growth and expansion in a competitive marketplace. However, the intricate nature of these deals, combined with our limited resources and capital, present significant risks that could materially and adversely affect our business, financial condition, and operational results.

The successful execution of these transactions demands a high degree of financial acumen, legal expertise, and strategic foresight, areas where our resources are constrained. The complexity and scope of the arrangements increase the likelihood of unforeseen challenges, including but not limited to regulatory hurdles, integration obstacles, and potential disputes with counterparties. Given our limited capital, any delays or unexpected costs arising from these transactions could strain our financial resources, forcing us to reallocate funds from other critical areas of our business or seek additional capital at unfavorable terms.

Moreover, the contingencies associated with these transactions introduce uncertainty regarding their ultimate benefit to our company. While we anticipate that these strategic endeavors will enhance our competitive position and operational capabilities, their complexity and the inherent unpredictability of their outcomes mean that we cannot guarantee these benefits will be realized as expected, or at all.

In light of these factors, our future performance and ability to execute our business strategy effectively could be compromised. Investors should consider the risks associated with our involvement in these complex strategic transactions, especially in the context of our limited resources and capital, before making an investment decision.

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

During the period from March 2019 through April 2024, we engaged in a series of private placement and conversion transactions issuing to several accredited investors shares of stock and/or warrants to purchase Common Stock. We have also issued shares of our Common Stock in connection with the Scouted Asset Purchase, the Upsider Purchase, the OneWire Purchase, the Parrut Purchase, and the Novo Purchase. As of the date of this Annual Report, there were approximately 1 million shares of Common Stock issuable upon conversion of our outstanding convertible preferred stock, stock options and exercise of warrants (including warrants issued to the placement agent in our private placement transactions). In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion, or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our existing stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. If we issue them with conversion or exercise prices below the prices of the convertible securities held by the held by investors, we will be required to reduce the conversion prices of certain of our convertible securities held by the investors, which will increase future dilution. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

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

A small number of ten stockholders, including members of our management, controls approximately 14% of our outstanding voting power as of March 31, 2024, and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any physical properties and operate virtually. We do not currently have other leased offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021, with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing.

On September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB's assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

Except for the aforementioned proceedings described above, as of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RCRT.”

Holders

The number of shareholders of record of our Common Stock as of March 31, 2024, was approximately 612 recordholders. This is not the actual number of beneficial owners of our Common Stock, as shares are held in “street name” by brokers and others on behalf of such owners. As of March 31, 2024, there were no holders of record of our Series E Convertible Preferred Stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the years ended December 31, 2023, and 2022, and our capital resources and liquidity as of December 31, 2023, and 2022. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Overview

We operate an On Demand recruiting platform aimed at transforming the Employment and Recruitment Agency industry. Recruiter.com combines an online hiring software solution with On Demand recruiting services. Businesses of all sizes recruit talent faster using the Recruiter.com platform.

We help businesses accelerate and streamline their recruiting and hiring processes by providing On Demand recruiting services and technology. We leverage our network of recruiters to place recruiters on a project basis, aided by cutting edge artificial intelligence-based candidate sourcing, matching and video screening technologies. We operate cloud-based scalable software for professional hiring, which provides prospective employers access to a rich and diverse data set of prospective candidates.

Our mission is to become a preferred solution for hiring specialized talent.

Operating Businesses and Revenue

We generate revenue from the following activities:

•

Software Subscriptions: We offered a subscription to our web-based platforms that helped employers recruit talent. Our platforms allowed customers to source, contact, screen, and sort candidates using data science, advanced email campaigning tools, and predictive analytics. As part of our software subscriptions, we offered enhanced support packages and On Demand recruiting support services for an additional fee. Additional fees may be charged when we placed a candidate with our customer, depending on the subscription type. In such cases, if the candidate ceases to be employed by the customer during the initial 90 days (the 90-day guarantee), we refund the customer in full for all fees paid by the customer. In December of 2022, we sold one of our software platforms to Talent, Inc. that was used in the delivery of the subscription service. Subsequently, we continued providing the service, but leveraged third-party tools in the delivery of services.

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

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generated full-time placement revenue by earning one-time fees for each time that employers hire one of the candidates that we referred. Employers alerted us of their hiring needs through our Platform, or other communications. We sourced qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We supported and supplemented the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selected and delivered candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earned a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

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

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing. Through a strategic sale to Futuris, Inc. In October, 2023, we exited the Consulting and Staffing line of business, and consider it discontinued.

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

Full-time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

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

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. We assume the risk of the acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

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

2023 Business Update

In 2023, we focused on streamlining operations, reducing expenses, and bringing certain strategic transactions to fruition. Additionally, we continued investing in software development, including new functionality, developing our Mediabistro candidate and employer traffic, and improving the administration of our web-based assets. All the while, we shared our progress with media outreach and focused on providing clear updates to investors.

Since December 31, 2022, we:

•	Announced a client case study with First, a leading global brand experience agency, which Recruiter.com helped grow its specialized talent pool.

•	Launched a ChatGPT content series that explores the impact of this powerful artificial intelligence technology on talent acquisition and recruiting.

•

Formed a strategic partnership with hireEZ, the award-winning outbound recruiting platform, to provide the recruitment industry with an elevated level of efficiency and effectiveness when hiring talent.

•	Launched a Marketplace Platform at ondemand.Recruiter.com for providing recruiters and launched RecruitingClasses.com, a training platform for recruitment professionals.

•	Launched CandidatePitch, a software tools using artificial intelligence for the instant generation of candidate profiles. The tool is sold on a software-as-a-service, monthly basis.
•	Announced a transaction with GoLogiq to bring certain technology tools to the business; this transaction was later amended to a License Agreement, which was executed in March of 2024.
•

Executed certain financial transactions, including effecting a reverse stock split of issued and outstanding common stock at a ratio of 1-for-15 and closing a $1M registered direct and private placement offering.

•	Closed an asset purchase transaction with Futuris, Inc., which sold certain recruiting solutions clients in exchange for a share of gross profit and an amount of their publicly-held stock.
•

Announced the planned acquisition of Recruiter.com website and other certain assets by Job Mobz for cash and stock consideration; this transaction was later amended, with a current closing date set before June 30, 2024.

Subsequent Events after December 31, 2023:

•	On March 22, 2024, the Company held its annual meeting, which elected members of our Board of Directors and nominated Salberg and Company as our auditor.
•	The Company announced the conversion of a Promissory Note with Parrut on April 2, 2024.
•

Announced the entry into a material agreement with GoLogiq, whereby the Company purchased a technology license and entered into a commercialization agreement. The agreement was subsequently amended on February 23, 2024.

•	Announced on March 7, 2024 the appointment of Granger Whitelaw as Chief Executive Officer of the Company.

Results of Operations

Revenue

Our revenue for the year ended December 31, 2023, was $3.2 million compared to $21.3 million for the prior year, representing a decrease of $18.1 million or 85%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $14.2 million or 87.8%. Additionally, Software Subscriptions contributed $0.4 million in revenue in 2023, compared to $2.5 million in 2022. We had a decrease in our Marketplace Solutions revenue of $468 thousand or 40.9%. We had a decrease in Permanent Placement fees of $917 thousand or 98% and a decrease in our Consulting and Staffing business of $567 thousand or 81% as we focused resources on growing more strategic lines of business.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023, was $2.7 million, compared to $13.7 million in the prior year. This decrease resulted primarily due to decreases in compensation expense, third party staffing costs, and other fees related to the recruitment and staffing businesses acquired. The overall decrease in cost of revenue was proportionate to the decrease in revenue for the year at (80%) and (85%), respectively.

Our gross profit for 2023 was $0.5 million which produced a gross profit margin of 15%. In 2022 our gross profit was $7.6 million which produced a gross profit margin of 36%. The decrease in the gross profit margin from 2022 to 2023 reflects the decreases in both revenue and cost of revenue discussed above.

Operating Expenses

We had total operating expenses of $8.2 million for the year ended December 31, 2023, compared to $25.4 million for the year ended December 31, 2022. This decrease was primarily due to decreases in sales and marketing expense of $338 thousand, product and development of $942 thousand, amortization of intangibles of $2.4 million, impairment expense of $4.4 million, and other general and administrative expenses of $9.2 million.

Sales and Marketing

Our sales and marketing expense for the year ended December 31, 2023, was $0.4 million compared to $0.7 million for the prior year, which reflects a decrease in personnel, advertising, and marketing expense to help drive growth in our business.

Product Development

Our product development expense for the year ended December 31, 2023, decreased to $0.4 million from $1.4 million for the prior year. This decrease was attributable to the continued investment in our product offerings which primarily occurred during 2022. Technology and design expenses were $26 thousand for the current period compared to $772 thousand for the prior period.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2023, we incurred a non-cash amortization charge of $1.3 million as compared to $3.7 million for the corresponding period in 2022. For the year ended December 31, 2023, we incurred a non-cash impairment expense of $0 as compared to $4.4 million for the corresponding period in 2022. The impairment expense decrease was a direct result of the acquisitions of intangible assets that occurred in 2021, with a full year of amortization and impairment charges in 2022 and amortization in 2023.

General and Administrative

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2023, our general and administrative expense was $6.1 million including $1.5 million of non-cash stock-based compensation. In 2022, our general and administrative expense was $15.3 million including $4.1 million of non-cash stock-based compensation. This decrease primarily reflects the decline in non-cash stock-based compensation, as well as a $0.6 million decrease in bad debt expense and a $5.3 million decrease in salaries and wages, payroll taxes, and commission expense.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2023, consisted of other income of $2 thousand compared to other income of $258 thousand in 2022. In 2023, the other income was mostly from ERC income of $2.1 million in the period offset by the interest expense of $2.1 million.

Net loss from continuing operations

In the year ended December 31, 2023, we incurred a net loss of $7.7 million compared to a net loss of $17.6 million in the year ended December 31, 2022.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022
Net loss	$(7,734,290)	$(17,595,945)
Interest expense and finance cost, net	2,645,694	965,323
Depreciation & amortization	1,302,384	3,663,953
EBITDA (loss)	(3,786,212)	(12,980,416)
Bad debt (recovery) expense	(143,774)	492,906
Gain on debt extinguishment	-	(1,205,195)
Impairment expense	-	4,420,539
Stock-based compensation	1,490,903	4,106,040
Adjusted EBITDA (Loss)	$(2,439,083)	$(5,389,761)

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $0.9 million, compared to net cash used in operating activities of $6.9 million for 2022. The decrease in cash used in operating activities was attributable to the change in operating expenses outlined previously to support the changes in our business. For the year ended December 31, 2023, net loss was $6.7 million. Net loss includes non-cash items of depreciation and amortization expense of $1.3 million, bad debt expense (recovery) of ($143) thousand, equity-based compensation expense of $1.5 million, and amortization of debt discount and debt costs of $1.3 million. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $1.9 million and prepaid expenses and other current assets decreased by $96 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $84 thousand.

For 2023, cash used in investing activities was $0 compared to $350 thousand of cash used in investing activities in 2022 principally as a result of cash paid for software development costs offset by proceeds from sale of intangibles assets.

In 2023, net cash provided by financing activities was $1.0 million. The principal factors were $786 thousand from issuance of common stock net of equity issuance costs, $871 thousand from proceeds from a factoring agreement, and $315 thousand from proceeds from exercised warrants. The proceeds were partially offset by $80 thousand from purchased preferred shares, $668 thousand from repayments of loans, and $215 thousand from repayments of a factoring agreement. In 2022, net cash provided by financing activities was $5.7 million. The principal factors were $4.1 million from the sale of notes, net of original issue discounts and offering costs and $7.3 million from proceeds from factor, offset by $2.0 million in repayments of notes, and $3.7 million in repayments to factor.

Based on cash on hand as of March 26, 2024, of approximately $428,000, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2023, we recorded a net loss of $6.7 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which was set to mature on August 31, 2023, and bears interest at 12%. On August 31, 2023, we did not make payments on amounts due under the note with Parrut and are currently in process of amending the maturity date of the note. As of December 31, 2023, and December 31, 2022, the outstanding balance on the promissory note with Parrut was $238,723 and $444,245, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. On December 31, 2023, and December 31, 2022, the outstanding balance on the promissory note with Novo Group was $1,198,617 and $1,292,360, respectively.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes was set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 694,445 warrants to purchase our common stock (See Note 8) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023, the Company signed an amendment 8/17/22 Notes.  The amendment extends each of the maturity dates of August 17, 2023, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $13,056 and $384,280, respectively, was $1,421,864 and $726,831, respectively.

On November 6, 2023, the Company received written notice (the “Default Notice”) from Cavalry Fund I LP that the Company was in default under that certain (i) the August 17 Note issued by the Company to Cavalry, and that certain (ii) the August 30 Note. As a result of the Identified Defaults, the Company would be in default under the following agreements for indebtedness: (i) Original Issue Discount Promissory Note, dated as of August 17, 2022, issued pursuant to the August 17 SPA by the Company to Porter Partners, L.P., (ii) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to L1 Capital Global Opportunities Master Fund, (iii)Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Firstfire Global Opportunities Fund LLC, and (iv) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Puritan Partner, LLC (collectively, the “Other August 2022 Notes”). An event of default under the Other August 2022 Notes would cause the default interest rate of 15% to apply as set forth in the Other August 2022 Notes and the holders of the Other August 2022 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the Other August 2022 Notes, under each of the holder’s respective Other August 2022 Note.

As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 17, 2022, the (“8/17/22 Notes”). In event of default under the 8/17/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/17/22 Notes and the holders of the 8/17/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/17/2022 Notes, under each of the holder’s respective 8/17/22 Notes. As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $13,056 and $384,280, respectively, was $1,421,864 and $726,831, respectively.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $466,441, respectively, was $1,194,445 and $839,115, respectively.

On November 6, 2023, the Company received written notice (the “Default Notice”) from Cavalry Fund I LP that the Company was in default under that certain (i) the August 17 Note issued by the Company to Cavalry, and that certain (ii) the August 30 Note. As a result of the Identified Defaults, the Company would be in default under the following agreements for indebtedness: (i) Original Issue Discount Promissory Note, dated as of August 17, 2022, issued pursuant to the August 17 SPA by the Company to Porter Partners, L.P., (ii) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to L1 Capital Global Opportunities Master Fund, (iii)Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Firstfire Global Opportunities Fund LLC, and (iv) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Puritan Partner, LLC (collectively, the “Other August 2022 Notes”). An event of default under the Other August 2022 Notes would cause the default interest rate of 15% to apply as set forth in the Other August 2022 Notes and the holders of the Other August 2022 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the Other August 2022 Notes, under each of the holder’s respective Other August 2022 Note.

As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 30, 2022, the (“8/30/22 Notes”). In event of default under the 8/30/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/30/22 Notes and the holders of the 8/30/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/30/2022 Notes, under each of the holder’s respective 8/30/22 Notes. As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $466,441, respectively, was $1,194,445 and $839,115, respectively.

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

In addition, in connection with the Second Montage Amendment, the Company will issue warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”).  Upon the consummation of the Gologiq Acquisition and the Asset Transfer, the Warrant to Purchase Stock issued by Parent to Lender on October 19, 2022, shall automatically terminate and be of no further force or effect.

As of December 31, 2023, and December 31, 2022, the outstanding balance on the Loan Agreement, and a puttable liability was established, net of the unamortized debt issuance costs and debt discounts of $164,016 and $622,630, respectively, was $1,577,984 and $1,377,370, respectively.

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

All collections of purchased receivables go directly to the Buyer controlled lockbox and Buyer shall apply these collections to the Company’s obligations. The Company will immediately turn over to the Buyer any payment on a purchased receivable, or receivable assigned to Buyer under the Factoring Agreement, that comes into the Company’s possession. In the event the Company comes into possession of a remittance comprising payments of both a purchased receivable and receivable which has not been purchased by Buyer, the Company is required to hold the same in accordance with the provisions set forth above and immediately turn same over to Buyer.

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of December 31, 2023, and December 31, 2022, $0 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $6,318 and $263,939, was due from the factor, respectively, resulting in a net $0 and $281,277 loan payable to the factor, respectively.

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

Full-time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

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

Discontinued Operations

In accordance with ASC 205-20 Discontinued Operations, the results of the Recruiter Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Recruiter Businesses as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2022, and recorded a gain on the sale of discontinued operations, net of tax during the year ended December 31, 2023. The Company evaluated the divestitures of the Recruiter Business in accordance with ASC 205-20 and determined that transactions in aggregate represented a strategic shift that had a major impact on the Company. Accounting for discontinued operations and the related gain on sale of discontinued operations requires us to make estimates and judgements regarding the allocation of costs and net asset values to discontinued operations.

Recently Issued Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and ASU issued by the FASB that are of significance or potential significance to the Company except as disclosed below.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. On January 1, 2023, the adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

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

In the period from January 2024 through March 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) We do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Director Nominee	Age	Position	Director Since
Evan Sohn	56	Director	April 2019
Granger Whitelaw	57	Chief Executive Officer and Director	March 2024
Miles Jennings	46	Interim Chief Financial Officer and Director	April 2019
Lillian Mbeki	47	Director	March 2024
Deborah Leff	56	Director	August 2020
Steve Pemberton	57	Director	March 2021
Wallace D. Ruiz	72	Director	May 2018

Each of our directors currently holds a one-year term, serving until our annual meeting of shareholders to be held in 2024.

Executive Officers

Granger Whitelaw - Mr. Whitelaw has served as the Company’s Chief Executive Officer since March 2024. Prior to that, Mr. Whitelaw was appointed as a director of GoLogiq, Inc. effective March 15, 2022. Currently based in Vietnam, Mr. Whitelaw is a serial entrepreneur who has successfully built and advised many businesses in Media, Aviation, Racing, Entertainment, Software, Technology, Consumer Products, and Real Estate in the U.S and countries around the world. Mr. Whitelaw has raised over $3.4 Billion for independent projects over his career and completed many mergers, acquisitions, public offerings, and private equity financings. Along with a strong background in Finance and Operations, Mr. Whitelaw’s core strengths are Strategy, Sales, Marketing, Mergers/Acquisitions, Governance and Corporate Development.

Miles Jennings - Mr. Jennings has served as the Company’s Chief Financial Officer since March 2024, after serving as its Chief Executive Officer. Prior to that, Mr. Jennings founded the Company and served as the Chief Executive Officer of Recruiter.com, Inc. from 2015 until October 2017, and then as Chief Executive Officer of Truli Technologies, Inc. and its subsidiary, VocaWorks, Inc., from then until March 2019, when Truli Technologies merged with Recruiter.com, Inc. Mr. Jennings served as Chief Executive Officer of the merged company, Recruiter.com Group, Inc. through July 1, 2020, when he moved into the role of President and Chief Operating Officer. Mr. Jennings has worked in the recruiting and online recruiting industry since 2003 at employers including Modis, an Adecco division, and Indeed.com. He is a graduate of Trinity College in Hartford, CT with a degree in philosophy.

Non-Employee Directors

Evan Sohn - Mr. Sohn served as the Company’s Chief Executive Officer since July 2020 and then subsequently, Chairman since April 2019. He served as Vice President of Sales at Veea Inc., a company offering a platform-as-a-service (PaaS) platform for computing, mobile payment, point of sale, and retail solutions, from April 2018 until June 2020. Prior to joining Veea Inc., from September 2015 to April 2018, Mr. Sohn served as the Vice President of Sales at Poynt Inc., a company developing and marketing Poynt, a platform for next generation payments. Prior to that, from April 2012 to September 2015, Mr. Sohn was the Vice President of Sales at VeriFone, Inc., a company designing, marketing, and servicing electronic payment systems. Mr. Sohn is also the co-founder and Vice President of the Sohn Conference Foundation, a non-for-profit dedicated to the treatment and cure of pediatric cancer and related childhood diseases. He is a graduate of the NYU Stern School of Business with a degree in computer information systems and management.

Lillian Mbeki - Ms. Mbeki has served on the Board since March 2024. Ms. Mbeki has been the Chief Executive Officer of ELLEM Marketing & Communications LTD since July 2013. She was awarded a Doctorate in Business Administration from Edinburgh Business School, Herriot Watt University, UK in 2015, a Master of Science in Health Systems Management from Kenyatta University, Kenya in 2011, a MBA with Specialism in Strategy & Negotiation from Edinburgh Business School, Herriot Watt University, UK in 2011 and a Bachelor of Science in Nursing from University of Nairobi, Kenya in 2000.

Wallace D. Ruiz - Mr. Ruiz has served on the Board since May 2018. Mr. Ruiz, Chief Executive Officer served as the Chief Financial Officer of Inuvo, Inc. (NYSE: INUV), an advertising technology company based in Little Rock, AR since June 2010. Mr. Ruiz was selected for appointment to the Board for his experience with public companies as well as his accounting skills. Mr. Ruiz is a Certified Public Accountant in the State of New York. He is a graduate of St. John’s University with a degree in computer science and Columbia University with a MBA in finance and accounting.

Deborah S. Leff - Ms. Leff has served on the Board from August 2020. Ms. Leff has served as a Global Leader at IBM since October 2012 and most recently held the position of Global Industry CTO for Data Science and AI. Ms. Leff was selected for appointment to the Board for her experience with successfully implementing artificial intelligence and machine learning projects to drive strategic outcomes. Ms. Leff has worked with senior leaders of Fortune 1000 companies to gain critical insights from data to drive customer experience and optimize business operations. In addition, Ms. Leff has built and run global sales teams and brings experience and expertise in sales management and sales execution. Ms. Leff is also the Founder of Girls Who Solve, a STEM education program for high school girls that focuses on how data science and technology can be used to solve a range of challenges in both for-profit and nonprofit organizations.

Steve Pemberton - Mr. Pemberton has served on the Board since March 2021. Mr. Pemberton has served as chief human resources officer of Workhuman, a provider of cloud-based human capital management solutions since December 2017. In such a capacity, Mr. Pemberton works with HR leaders and senior management executives worldwide to help build inspiring workplaces where every employee feels recognized, respected, and appreciated for who they are and what they do. He champions and promotes the Workhuman movement to inspire HR leaders to embrace more humanity and foster a sense of purpose in the workplace. Prior to joining Workhuman, Mr. Pemberton served as VP Diversity and Inclusion, Chief Diversity Officer at Walgreens Boots Alliance (and as Chief Diversity Officer at its predecessor Walgreens) from 2011 to 2017 and as VP, Chief Diversity Officer at Monster.com from 2005 to 2010. In 2015, Mr. Pemberton was appointed by United States Secretary of Labor Thomas Perez to serve on the Advisory Committee for the Competitive Integrated Employment of People with Disabilities. Mr. Pemberton earned his undergraduate and graduate degrees at Boston College and serves on several nonprofit boards, including UCAN and Disability:IN, in addition to his own A Chance in the World Foundation, the non-profit he founded to help young people aging out of the foster care system.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Board Committees

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee (the “Nominating Committee”).

The following table identifies the independent and non-independent current Board and committee members:

Name	Audit(1)	Compensation(2)	Nominating(3)	Independent
Evan Sohn
Miles Jennings
Deborah Leff	X	X		X
Granger Whitelaw
Wallace D. Ruiz	Chairman			X
Lillian Mbeki	X	X	X	X
Steve Pemberton			X	X

Board and Committee Meetings

During the year ended December 31, 2023, the Board had nine meetings, the Audit Committee had four meetings, the Compensation Committee had two meetings, and the Nominating Committee had zero meetings.

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

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity promotes a variety of ideas, judgments and considerations to the benefit of our Company and stockholders. Although there are many other factors, the Board primarily focuses on public company board experience, knowledge of the recruiting industry, or background in finance or technology, and experience operating growing businesses. Our current Board Diversity Matrix can be found at our investor website at https://investors.recruiter.com/board-diversity-matrix.

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

Board Role in Risk Oversight

Our Board bears responsibility for overseeing our risk management function. Our management keeps the Board apprised of material risks and provides to directors’ access to all information necessary for them to understand and evaluate the effect of these risks, individually or in the aggregate, on our business, and how management addresses them. Our Executive Chairman works closely together with the Board once material risks are identified on how to best address such risks. If the identified risks present an actual or potential conflict with management, our independent directors may conduct the assessment.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing to Recruiter.com Group, Inc. at 123 Farmington Avenue Suite 252 Bristol CT 06010, Attention: Corporate Secretary.

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

Communication with our Board

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at Recruiter.com Group, Inc., 123 Farmington Avenue, Suite 252 Bristol, CT, Attention: Corporate Secretary. Stockholders who would like their submission directed to a member of the Board may specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is related to all plan and non-plan compensation awarded to, earned by, or paid by us for the years ended December 31, 2023 and December 31, 2022, for all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2023, and our two most compensated executive officers, other than the principal executive officer, serving at December 31, 2023 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	Total ($)
Evan Sohn Executive Chairman	2023	140,000	-	-	-	—	—	140,000
and Chief Executive Officer (2)	2022	194,000	-	-	245,436	90,000	—	529,436
Miles Jennings President and	2023	182,000	-	-	-	—	—	182,000
Chief Operating Officer (3)	2022	208,584	-	-	123,293	45,000	—	376,877
Josh McBride Former Chief Revenue Officer (4)	2023	84,427	-	-	-	-	-	84,427
	2022	197,744	-	-	96,574	167,597	-	461,945
Xuan Smith Former Chief Technology Officer (5)	2023	11,294	-	-	-	-	-	11,294
	2022	236,952	-	-	96,956	84,193	-	417,741

(1)

The amounts in this column represent the fair value of each award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions and do not reflect the actual economic value realized by the Named Executive Officer. The assumptions used in calculating the grant date fair value of stock awards and option awards may be found in Note 9 to our audited financial statements included in this Annual Report on Form 10-K.

(2)	Mr. Sohn served as our Chief Executive Officer from June 2020 until June 2023, and Executive Chairman until March 2024

(3)

Mr. Jennings has served as our President and Chief Operating Officer from June 2020 until March 2024. He served as Chief Executive Officer from October 2017 to June 2020. He served as Chief Executive Officer and Interim Chief Financial Officer from June 2023 until March 2024.

(4)	Mr. McBride served as an executive officer from April 2022 until March 2023.

(5)	Mr. Smith served as an executive officer from April 2022 until December 2022.

Named Executive Officer Employment Agreements

In February 2024, the Board of Directors entered into an agreement with Evan Sohn and Miles Jennings to eliminate the severance and certain bonus and target portions of their Employment Agreements in exchange for equity compensation.

Executive Incentive Program

Performance Bonuses

For fiscal 2023, each of our named executive officers was eligible to receive an award under the annual executive cash incentive program as follows per the terms of their respective employment agreements: (i) up to 150% of annual base salary for Mr. Sohn, and (ii) up to 75% of annual base salary for Mr. Jennings. The performance bonuses, as well as severance payments, were canceled in lieu of equity grants.

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our non-statutory stock options, under the 2017 Plan and our 2021 Equity Incentive Plan (the “2021 Plan”).

In Fiscal year 2022 and 2023, the Compensation Committee approved the following grants to our Named Executive Officers, including 8,333 option shares to Miles Jennings on August 30, 2022, 16,666 option shares to Evan Sohn on August 30, 2022, 5,000 option shares to Judy Krandel on August 30, 2022, and an additional 3,333 option shares on June 8, 2023.

Outstanding Equity Awards at December 31, 2023

The following table sets forth certain information regarding unexercised options, shares that have not vested, and equity incentive plan awards for each Named Executive Officer as of December 31, 2023:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised		Option	Option	Number of shares of stock that	Market Value of Shares of Stock That
	Options # Exercisable	Options # Unexercisable		Exercise Price	Expiration date	have not vested	Have Not Vested
Evan Sohn	1,158	-		132.00	1/31/2024	-	-
	12,031	-		240.00	5/12/2024	-	-
	1,021	-		54.38	12/21/2024	-	-
	6,667	-		68.85	9/12/2026	-	-
	11,115	5,552	(1)	19.65	8/29/2024	-	-
Miles Jennings	1,362	-		54.38	12/21/2024	-	-
	6,667	-		68.85	9/12/2026	-	-
	5,555	2,778	(1)	19.65	8/29/2024	-	-

(1)	Options vest monthly over a two-year period in equal installments, ending on August 30, 2024

Compensation of Non-Employee Directors

We do not compensate employees for serving as members of our Board. Our non-employee directors receive compensation for their service as directors and members of committees of the Board, consisting of cash and equity awards. In January 2021, our Compensation Committee approved an annual retainer to be paid to each non-employee director in the amount of $20,000 in cash. In January 2022, the Board also approved an incremental stipend of $5,000 to all committee chairpersons, $3,500 for all non-chairperson members of the audit committee, and $2,500 for all non-chairperson members of the nominating and compensation committee. With respect to our non-employee directors, the Board approved one-year stock options to purchase 1,000 shares of our Common Stock at an exercise price of $36.00 for the year 2021. The options shall vest in equal quarterly amounts beginning on the effective date and ending on the first anniversary of the effective date of the grant. In addition, directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Under the 2017 and 2021 Plans, our non-employee directors receive grants of stock options as compensation for their services on the Board.

For the year ended 2023, our non-employee directors were compensated as follows in the table below:

		Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name (1)	Year	($)	($)(2)	($)	($)
Deborah Leff	2023	33,500	-	-	33,500
	2022	25,000	75,251	-	100,251
Timothy O’Rourke	2023	20,000	-	-	20,000
	2022	20,000	75,251	-	95,251
Douglas Roth	2023	-	-	-	-
	2022	33,500	75,251	-	108,751
Wallace D. Ruiz	2023	30,000	-	-	30,000
	2022	30,000	75,251	-	105,251
Steve Pemberton	2023	22,500	-	-	22,500
	2022	22,500	75,251	-	97,751
Robert Heath	2023	26,000	-	-	26,000
	2022	26,000	75,251	-	101,251

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 10, 2024, of:

•	each of our directors and executive officers; and
•	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 1,462,570 common shares issued and outstanding as of April 10, 2024.

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

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Recruiter.com Group, Inc., 123 Farmington Avenue, Suite 252, Bristol, CT.

Name of Beneficial Owner (1)	No. of Shares Beneficially Owned	% of Class
Evan Sohn (1)	63,601	4.3%
Miles Jennings (2)	82,741	5.7%
Josh McBride (3)	26,662	1.8%
Deborah Leff (4)	5,500	*
Tim O’Rourke (5)	25,394	1.7%
Wallace Ruiz (6)	5,271	*
Steve Pemberton (7)	5,333	*
Robert Heath (8)	5,333	*
Xuan Smith (9)	11,713	*
Douglas Roth (10)	5,271	*
5% Stockholders
Cede & Co	1,140,370	78.0%

* Less than 1%.

(1)	Evan Sohn is the Director. Includes 37,544 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024.
(2)	Miles Jennings is the President and Chief Operating Officer. Includes 16,362 shares issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024.
(3)	Includes 9,000 shares of our Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024.
(4)	Includes 5,500 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024.
(5)

Includes (i) 20,123 shares of our Common Stock beneficially owned by Icon Information Consultants, LP, of which Mr. O’Rourke is the Managing Director, and (ii) 5,271 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from April 10, 2024. Mr. O’Rourke disclaims beneficial ownership of the shares beneficially owned by Icon Information Consultants, LP, except to the extent of his pecuniary interest therein.

(6)	Includes 5,271 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from April 10, 2024.
(7)	Includes 5,333 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024.
(8)

Includes 5,333 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from April 10, 2024 and 533 shares of our Common Stock issuable upon exercise of our common stock purchase warrants.

(9)	Includes 1,458 shares of Common Stock issuable upon exercise of stock options that are vested or vesting within 60 days from April 10, 2024
(10)	Includes 5,271 shares of our Common Stock issuable upon exercise of stock options that have vested or vesting within 60 days from April 10, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2017 Equity Incentive Plan (1)	67,685	46.65	942
2021 Equity Incentive Plan (1)	172,503	37.15	42,852
Total	240,188	39.76	43,794

(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.

There have been no applicable transactions since January 1, 2023.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has affirmatively determined that each of our current members of our Board, meets the independence requirements under the Listing Rules of The Nasdaq Stock Market, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit fees (1)	$132,100	$159,800
Audit related fees (2)	5,900	9,300
Tax fees	-	-
All other fees	-	-
Total	$138,000	$169,100

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

Prior to engagement of the independent auditor for next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board for approval.

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

Dated: April 16, 2024	RECRUITER.COM GROUP, INC.

	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Granger Whitelaw	Executive Chairman & Chief Executive Officer (Principal Executive Officer)	April 16, 2024
Granger Whitelaw

/s/ Miles Jennings	Interim Chief Financial Officer and Director	April 16, 2024
Miles Jennings

/s/ Robert Heath	Director	April 16, 2024
Robert Heath

/s/ Steve Pemberton	Director	April 16, 2024
Steve Pemberton

/s/ Timothy O’Rourke	Director	April 16, 2024
Timothy O’Rourke

/s/ Wallace D. Ruiz	Director	April 16, 2024
Wallace D. Ruiz

RECRUITER.COM GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Recruiter.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Recruiter.com Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had historical net losses and net cash used in operating activities and will require additional financing to continue operations in 2024.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

As described in footnote 1 “Goodwill” and in footnote 5, “Goodwill and Other Intangible Assets” to the consolidated financial statements, the Company’s consolidated Goodwill balance was $7,101,084 at December 31, 2023. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit for the goodwill impairment test requires management to make significant estimates and assumptions in a market approach valuation method such as comparable valuation multiples. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting unit and any potential impairment charges.

We identified the goodwill impairment assessment as critical audit matter. Auditing management’s judgments regarding the assumptions discussed above involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) gained an understanding of management’s process to conduct the impairment test (b) evaluated if the valuation method used by management was appropriate (c) evaluated the reasonableness of the comparable valuation multiples assumptions including the relevance and the reliability of the data utilized in the market approach valuation method, and (d) recomputed the valuation amount. We agreed with management’s conclusion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

April 16, 2024

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,008,408	$946,804
Accounts receivable, net of allowance for doubtful accounts of $1,051,411 and $1,446,613, respectively	405,786	1,965,947
Prepaid expenses and other current assets	252,099	255,548
Investment in marketable securities	382,144	-
Current assets from discontinued operations	-	1,223,869
Total current assets	2,048,437	4,392,168

Property and equipment, net of accumulated depreciation of $38,776 and $17,210, respectively	36,311	61,340
Intangible assets, net	1,301,337	2,578,692
Goodwill	7,101,084	7,101,084
Total assets	$10,487,169	$14,133,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,696,022	$1,569,814
Accrued expenses	770,625	908,743
Accrued compensation	154,764	410,957
Accrued interest	280,597	81,576
Deferred payroll taxes	2,484	2,484
Other liabilities	82,188	17,333
Loans payable - current portion, net of discount	5,631,633	3,700,855
Warrant liability	504,000	600,000
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	149,848	215,219
Current liabilities associated with discontinued operations	-	2,643
Total current liabilities	9,557,161	7,794,624

Loans payable - long term portion, net of discount	-	1,260,343
Total liabilities	9,557,161	9,054,967

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred Stock, 10,000,000 authorized, $0.0001 par value	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 86,000 shares issued and outstanding as of December 31, 2023 and 2022	9	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value; 6,666,667 shares authorized; 1,433,903 and 1,085,184 shares issued and outstanding as of December 31, 2023 and 2022, respectively	143	109
Shares to be issued, 0 and 39,196 shares as of December 31, 2023 and 2022, respectively	-	4
Additional paid-in capital	77,348,939	74,333,736
Accumulated deficit	(76,419,083)	(69,255,541)
Total stockholders' equity	930,008	5,078,317

Total liabilities and stockholders' equity	$10,487,169	$14,133,284

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022

Revenue	$3,188,019	$21,251,518
Cost of revenue	2,721,207	13,675,103

Gross Profit	466,812	7,576,415

Operating expenses:
Sales and marketing	387,359	725,687
Product development	416,897	1,358,675
Amortization of intangibles	1,277,355	3,650,206
Impairment expense	-	4,420,539
General and administrative	6,121,508	15,275,003
Total operating expenses	8,203,119	25,430,110

Loss from Operations	(7,736,307)	(17,853,695)

Other income (expenses):
Interest expense	(2,150,541)	(965,323)
Finance cost	(495,153)	-
Gain on assets sale	551,127	-
Gain on debt extinguishment	-	1,205,195
Gain or loss on fair value of marketable securities	(170,383)	-
Fair value of warrant liability	96,000	-
Income from ERC Credit	2,177,568	-
Other income (expense)	(6,601)	17,878
Total other income (expenses)	2,017	257,750

Loss from continuing operations before income taxes	(7,734,290)	(17,595,945)
Provision for income taxes	-	-
Net Loss from continuing operations	$(7,734,290)	$(17,595,945)
Net income from discontinued operations	1,074,391	1,121,257
Net Loss	(6,659,899)	(16,474,688)
Deemed dividends	(503,642)	(1,921,213)

Net loss attributable to common shareholders	$(7,163,541)	$(18,395,901)

Net loss from continuing operations per common share - basic and diluted	$(6.08)	$(17.45)
Net income from discontinued operations per common share - basic and diluted	$0.85	$1.11
Net loss per common share - basic and diluted	$(5.64)	$(18.24)
Weighted average common shares - basic and diluted	1,271,071	1,008,568

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock		Additional		Total
	Series D		Series E		Series F		Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	1,338,760	-	1,338,760
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Common stock issued for the exchange of warrants	-	-	-	-	-	-	38,804	4	(39,196)	(4)	-	-	-
Common stock issued for restricted stock units	-	-	-	-	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	54,768	5	-	-	315,173	-	315,178
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Issuance of common stock, net of equity issuance costs of $250,490	-	-	-	-	-	-	130,000	13	-	-	785,496	-	785,509
Recapitalization	-	-	-	-	-	-	-	-	-	-	(80,000)	-	(80,000)
Effect of the August 2023 reverse stock split on common stock	-	-	-	-	-	-	25,537	2	-	-	(2)	-	-
Common stock issued upon exercise of pre-funded warrants	-	-	-	-	-	-	92,223	9	-	-	(9)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,659,899)	(6,659,899)
Balance as of December 31, 2023	-	$-	86,000	$9	-	$-	1,433,903	$143	-	$-	$77,348,939	$(76,419,083)	$930,008

	Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock		Additional		Total
	Series D		Series E		Series F		Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	86,000	$9	-	$-	971,095	$97	39,196	$4	$66,949,755	$(50,859,640)	$16,090,225
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	3,053,180	-	3,053,180
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	815,478	-	815,478
Common stock issued for the exchange of warrants	-	-	-	-	-	-	7,515	1	-	-	152,243	-	152,244
Common stock issued as restricted stock units	-	-	-	-	-	-	11,467	1	-	-	(1)	-	-
Issuance of warrants to purchase to common stock	-	-	-	-	-	-	-	-	-	-	1,032,842	-	1,032,842
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	1,921,213	(1,921,213)	-
Issuance of earn-out shares	-	-	-	-	-	-	91,644	9	-	-	(9)	-	-
Shares issued for acquisition							3,463	1	-	-	409,035		409,036
Net loss	-	-	-	-	-	-	-	-	-	-	-	(16,474,688)	(16,474,688)
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(6,659,899)	$(16,474,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,302,384	3,663,953
Bad debt expense (recovery)	(143,774)	492,906
Gain on debt extinguishment	-	(1,205,195)
Equity based compensation expense	1,490,903	4,106,040
Warrant modification expense	-	152,244
Change in fair value of warrant liability	(96,000)	-
Amortization of debt discount and debt costs	1,346,280	499,031
Loss on loan amendment	193,355	-
Impairment expense	-	4,420,539
Gain on sale of intangible assets	-	(250,000)
Change in fair value of earn-out liability	-	26,604
Factoring discount fee and interest	22,009	179,303
Changes in assets and liabilities:
Decrease in accounts receivable	1,967,824	(1,492,093)
Decrease in accounts receivable - related parties	-	49,033
Investment in Marketable Securities	(382,144)	-
Increase (decrease) in prepaid expenses and other current assets	95,623	253,149
Increase in accounts payable and accrued liabilities	(18,489)	(594,967)
Decrease in accounts payable and accrued liabilities - related parties	-	(163,672)
Deferred payroll taxes	-	(79,244)
(Decrease) increase in deferred revenue	(65,371)	(531,231)
Net cash used in operating activities	(947,299)	(6,948,288)

Cash Flows From Investing Activities:
Capitalized software development costs	-	(1,325,491)
Proceeds from sale of intangible assets	-	1,050,000
Purchase of property and equipment	-	(74,606)
Net cash (used) in investing activities	-	(350,097)

Cash Flows From Financing Activities:
Proceeds from notes	-	4,077,127
Proceeds from ERC advances	450,000	-
Repayment of ERC advances	(450,000)	-
Issuance of common stock, net of equity issuance costs of $280,490	785,509	-
Purchase of preferred shares pursuant to recapitalization	(80,000)	-
Payments of loans	(668,478)	(2,013,661)
Proceeds from factoring agreement	871,821	7,303,537
Repayments of factoring agreement	(215,127)	(3,705,876)
Gross proceeds from exercise of warrants	315,178	-
Net cash provided by financing activities	1,008,903	5,661,127

Net increase (decrease) in cash	61,604	(1,637,258)
Cash, beginning of year	946,804	2,584,062
Cash, end of year	$1,008,408	$946,804

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$323,141	$256,648
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$959,980	$3,495,683
Purchase price measurement period adjustment to goodwill and accounts receivable	$-	$35,644
Common shares issued to settle accrued liability	$-	$409,036
Debt discount on warrants granted with notes	$-	$1,632,842
Deemed dividends	$503,642	$1,921,213
Offering costs as a result of modification of warrants to induce exercise	$10,400	$-
Financing of insurance premium	$92,174	$-
Debt Discount on loan amendment	$50,000	$-
Transfer of accrued interest to loan principal upon loan amendment	$80,555	$-

The accompanying notes are an integral part of these consolidated financial statements.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc., which is a dormant entity quoted on OTC Pink Markets under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction is accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO.

To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13,, 2024, the Board authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Recruiter.com Recruiting Solutions, LLC to CognoGroup, LLC, and the reorganization of Recruiter.com Recruiting Solutions, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the company’s stock symbol.

On June 5, 2023, the Company entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. ("Seller"), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”).  Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock.   In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of $1,800,000, subject to certain adjustments. The Company entered into a number of amendments to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to June 30, 2024. Furthermore, in 2024 the Company received a non-refundable payment of $250,000 from Job Mobz. The payment shall be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

Although the approval of the Job Mobz Agreement and the transactions contemplated therein were not required to be approved by the shareholders of the Company pursuant to the Nevada Revised Statutes, the rules and regulation of Nasdaq or the Company’s bylaws, the Company previously agreed, pursuant to the terms of the Job Mobz Agreement to seek stockholder approval of the transactions contemplated thereby, and included such proposal in its Proxy Statement filed with the Commission on September 15, 2023, and amended on November 8, 2023, November 24, 2023, December 8, 2023, and December 11, 2023.  On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval. This transaction has not yet closed.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 22, 2023, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes with the Nevada Secretary of State to affect a reverse stock split of the Common Stock, and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-fifteen (15). All share and per share data in the accompanying consolidated financial statements and footnotes and throughout this annual report has been retroactively adjusted to reflect the effects of the reverse stock split.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of warrant liabilities, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2023. As of December 31, 2023, and December 31, 2022, the Company had $638,299 and $612,691 in excess of the FDIC limit, respectively. The Company had no cash equivalents during or at the end of either year.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied we generate revenue from the following activities:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

• •

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

Full-time placement revenues are recognized on a gross basis when the guarantee period specified in each customer’s contract expires. No fees for direct hire placement services are charged to the employment candidates. Any payments received prior to the expiration of the guarantee period are recorded as a deferred revenue liability. Payments for recruitment services are typically due within 90 days of completion of services.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Consulting and Staffing Services revenues represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to travel and out-of-pocket expenses, are also included in the net service revenues and equivalent amounts of reimbursable expenses are included in costs of revenue. We record substantially all revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of this line of revenues and expenses. We have concluded that gross reporting is appropriate because we have the task of identifying and hiring qualified employees, and our discretion to select the employees and establish their compensation and duties causes us to bear the risk for services that are not fully paid for by customers. Consulting and staffing revenues are recognized when the services are rendered by the temporary employees. We assume the risk of the acceptability of the employees to customers. Payments for consulting and staffing services are typically due within 90 days of completion of services.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2023, or 2022.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advanced customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Years Ended December 31,
	2023	2022
Recruiters On Demand	$1,848,268	$16,005,413
Consulting and staffing services	129,157	696,368
Software Subscriptions	412,898	2,468,990
Full time placement fees	20,000	937,825
Marketplace Solutions	675,256	1,142,922
Revenue Share	102,440	-
Total revenue	$3,188,019	$21,251,518

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As of December 31, 2023, and 2022, deferred revenue amounted to $149,848 and $215,219, respectively. During the year ended December 31, 2023, the Company recognized approximately $150,000 of revenue that was deferred as of December 31, 2022. Deferred revenue as of December 31, 2023, is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 12/31/2023	Recognize Q1 2024	Recognize Q2 2024	Recognize Q3 2024	Recognize Q4 2024	Recognize 2025
Other	$49,371	$49,371	$-	$-	$-	$-
Marketplace Solutions	100,477	64,820	12,007	6,488	2,694	14,468
TOTAL	$149,848	$114,191	$12,007	$6,488	$2,694	$14,468

Revenue from international sources was approximately 0.8% and 3.8% for the years ended December 31, 2023, and 2022, respectively.

Cost of Revenue

Cost of revenue consists of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $1,051,411 and $1,446,613 as of December 31, 2023, and 2022, respectively. Bad debt recovery income was $143,774 for the year ended December 31, 2023, and bad debt expense was $492,906 for the year ended December 31, 2022.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2023, and 2022 was $25,029 and $13,747, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%. As of December 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 28%.

For the year ended December 31, 2023, one customer accounted for 10% or more of total revenue, at 57%. For the year ended December 31, 2022, one customer accounted for 10% or more of total revenue, at 14%.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations. One of our former employees and principal shareholders is an employee of this firm but exerts control over this firm (see Note 11).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

We had used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $387,359 and $725,687 for the years ended December 31, 2023, and 2022, respectively, and are included in sales and marketing on the consolidated statements of operations.

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

The Company’s investment in available for sale securities and warrant derivative liabilities are measured at fair value. The securities are measured based on current trading prices using Level 1 fair value inputs. The Company’s derivative instruments are valued using Level 3 fair value inputs. The Company’s contingent accrued earn-out business acquisition consideration liability is considered Level 3 fair value liability instruments requiring period fair value assessments. This contingent consideration liability was recorded at fair value on the acquisition date and is re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. As of December 31, 2023, and 2022, the earn-out liability account balance as reported in the balance sheets is $0 and $0, respectively. In April 2022, the earn-out liability was forgiven in full and recorded as a gain on debt extinguishment on the consolidated statement of operations. In fair valuing these instruments, the income valuation approach is applied, and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable represent fair value based upon their short-term nature.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of December 31, 2023, and 2022:

	Fair Value at December 31,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3

Marketable Securities	$382,144	$382,144	$-	$-
Warrant Liability	$504,000	$-	$-	$504,000

	Fair Value at December 31,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3

Warrant Liability	$600,000	$-	$-	$600,000

For the Company's earn-out and warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended December 31, 2023 and 2022:

Beginning balance, December 31, 2021	$578,591
Warrant liability recorded	600,000
Re-measurement adjustments:
Change in fair value of earn-out liability	26,604
Gain on debt extinguishment	(605,195)
Ending balance, December 31, 2022	$600,000
Re-measurement adjustments:
Change in fair value of warrant liability	(96,000)
Ending balance, December 31, 2023	$504,000

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Significant unobservable inputs used in the fair value measurements of the Company's derivative liabilities designated as Level 3 are as follows:

December 31, 2023
Fair value	$504,000
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

December 31, 2022
Fair value	$600,000
Valuation technique	Redemption Value
Significant unobservable input	N/A

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the year ended December 31, 2023, has been included in a separate line item on the statement of operations, Net Recognized Gain (Loss) on Marketable Securities.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019, using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

Product Development

Product development costs are included in operating expenses on the consolidated statements of operations and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Earnings (Loss) Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2023, the Company recorded a deemed dividend of $503,642 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,062,783 and 1,038,600 were excluded from the computation of diluted earnings per share for the years ended December 31, 2023, and 2022, respectively, because their effects would have been anti-dilutive.

	Years Ended December 31,
	2023	2022
Net loss	$(6,659,899)	$(16,474,688)
Deemed dividend	(503,642)	(1,921,213)
Net loss, numerator, basic computation	$(7,163,541)	$(18,395,901)

	December 31,	December 31,
	2023	2022
Options	240,188	247,008
Stock awards	-	10,195
Warrants	793,928	752,730
Convertible preferred stock	28,667	28,667
	1,062,783	1,038,600

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers”. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. On January 1, 2023, the adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

In the period from January 2024 through March 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $0.9 million in operations during the year ended December 31, 2023, and has a working capital deficit of approximately $7.5 million at December 31, 2023; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months. (iii) the Company will require additional financing for the fiscal year ending December 31, 2024, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company expects but cannot guarantee that demand for recruiting solutions will improve in 2024. These conditions will affect the company’s overall business and potentially the results of its revenue share and transactions with other third parties. Overall, management is focused on its strategic transactions and effectively positioning the Company for a pivot based on the GoLogiq license and planned spin-out to Atlantic Energy Solutions.

The Company may depend on raising additional debt or equity capital to stay operational. Economic conditions may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at December 31, 2023 and 2022, consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$6,126	$40,860
Prepaid advertisement	146,500	200,000
Employee advance	-	8,500
Prepaid insurance	86,413	3,302
Other receivables	13,060	2,886
Prepaid expenses and other current assets	$252,099	$255,548

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

On August 9, 2023, the Company and Insigma, Inc., a Virginia corporation ("Insigma"), and a wholly owned subsidiary of Futuris Company, a Wyoming corporation (“FTRS”), entered into an asset purchase agreement where Recruiter Consulting agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related thereto to Insigma. As consideration for the Acquired Assets, and upon completion of the assignment of certain Acquired Assets to Insigma, Insigma shall issue to Recruiter Consulting a number of shares of common stock of FTRS equal to $500,000 based on the 30-day Volume Weighted Average Price (VWAP) preceding the Closing Date (see Note 6).

The deal was finalized on October 2, 2023, when Management Solutions, LLC approved the transfer to Futuris, and on October 5, 2023, the Company received a total of 9,518,605 FTRS Company common stock. As of the closing date of October 2, 2023, the share price of Futuris common stock was $0.0579 per share. As such, the fair value of the transaction consideration received on the closing date would be $551,127.

During the year ended December 31, 2023, the Company received 2,000 shares initially valued at $17,000 in exchange for $150,000 of accounts receivable which was fully reserved for.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. The Company received 2,000 shares initially valued at $17,000 in exchange for $150,000 of accounts receivable which was fully reserved for. Cost basis of securities held as of both December 31, 2023, and 2022 were $552,527 and $42,720, respectively, while accumulated unrealized losses were $170,383 and $42,720 as of December 31, 2023, and 2022, respectively. The fair market value of available for sale marketable securities were $382,144 and $0 as of December 31, 2023, and 2022 respectively.

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2023, and 2022:

	December	December
	31, 2023	31, 2022
Beginning Balance - December 31	$-	$-
Additions	552,527	42,270
Recognized losses	(170,383)	(42,270)
Ending Balance - December 31	$382,144	$-

Net losses on equity investments were as follows:

	Years Ended
	December 31,
	2023	2022
Net realized losses on investment sold or assigned	$-	$-
Net unrealized losses on investments still held	170,383	42,270
Total	$170,383	$42,270

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions was $6,731,852 while the remaining goodwill from the 2019 acquisition was $3,517,315 as of December 31, 2020. The Company performed a goodwill impairment test during 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 during 2021. The Company performed its goodwill impairment test during 2022, based on the net losses and net cash used in operations in 2022 and a decline in the valuation of the business, managements application of the formula to compute goodwill impairment resulted in an impairment charge in fiscal 2022 of $582,114. The Company performed its impairment test during 2023 which resulted in no additional impairment.

The changes in the carrying amount of goodwill for the years ended December 31, 2023, and 2022 are as follows:

	December 31, 2023	December 31, 2022
Carrying value - January 1	$7,101,084	$7,718,842
Goodwill acquired during the year	-	-
	7,101,084	7,718,842
Purchase price measurement period adjustments	-	(35,644)
Impairment losses	-	(582,114)
Carrying value - end of year	$7,101,084	$7,101,084

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Intangible Assets

On March 31, 2019, the Company acquired Intangible assets totaling $1,910,072 from Genesys, including customer contracts and intellectual property which are being amortized over the three-year useful life.

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

Intangible assets are summarized as follows:

	December 31, 2023	December 31, 2022
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
License	1,726,966	1,726,965
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	13,972,539	13,972,539
Less accumulated amortization	(8,832,778)	(7,555,422)
Total	5,139,762	6,417,117
Less impairment	(3,838,425)	(3,838,425)
Carrying value	$1,301,337	$2,578,692

Amortization expense of intangible assets was $1,277,355 and $3,650,206 for the years ended December 31, 2023, and 2022, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2024, $698,012; 2025, $455,683; 2026, $122,506; 2027, $2,738; and thereafter, $22,398. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425. The Company performed its impairment test during 2023 which resulted in no additional impairment.

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. During the year ended December 31, 2022, the Company recorded a gain on sale of intangible asset of $250,000 which is included in general and administrative expenses on the consolidated statements of operations. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2023, the Company utilized approximately $54,000 of advertising from CEG.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company’s carrying net book value of the related assets and liabilities in connection with assets sale under the Insigma Agreement as of December 31, 2023, was $0.

As consideration for the assets sold, and upon completion of the assignment of certain acquired assets to Insigma, Insigma would issue to the Company a number of shares of common stock of FTRS equal to $500,000 based on the 30-day volume weighted average price preceding the closing date, as defined. The Insigma Agreement also provides for the payment of up to $2,000,000 of additional cash consideration as an earnout payment to the Company, which shall be payable in monthly installments beginning 30 days from the closing date and based on the Gross Margin (as defined in the Insigma Agreement) generated by the acquired assets. On October 2, 2023, the Company and Insigma finalized the transfer based on the Closing Date (as defined in the Insigma Agreement). On October 5, 2023, the Company received 9,518,605 shares of common stock of FTRS. The shares were valued at $551,127 based on October 2, 2023, stock price of $0.0579.

The Company determined all of the required criteria for held-for-sale in accordance with ASC 205-20-45-1E and discontinued operations classification were met as of December 31, 2023.

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

The following table presents the components in assets and liabilities associated with discontinued operations:

	December 31, 2023	December 31, 2022

Accounts receivable, net of allowance for doubtful accounts of $0 and $62,427, respectively	$-	$1,223,869
Total current assets from discontinued operations	$-	$1,223,869

Accrued expenses and compensation	$-	$2,643
Total current liabilities associated with discontinued operations	$-	$2,643

The following table presents the major income and expense line items relate to the staffing and consulting services revenue as reported in the consolidated statements of operations for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022
Revenue	$3,576,667	$4,120,755
Cost of revenue	2,502,276	2,949,587
Gross Profit	1,074,391	1,171,168
Operating expenses:
General and Administrative	-	49,939
Total operating expenses	-	49,939
Other Income	-	28
Net income from discontinued operations	$1,074,391	$1,121,257

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 - LOANS PAYABLE AND FACTORING AGREEMENT

Promissory Notes Payable

We received $250,000 in proceeds from an institutional investor pursuant to a promissory note dated May 6, 2021. The note bears interest at 12% per year and matures on May 6, 2023. In April 2022, we paid off the total principal balance of the note and the accrued interest.

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which was set to mature on August 31, 2023, and bears interest at 12%. On August 31, 2023, we did not make payments of amounts due under the note and defaulted with Parrut and are currently negotiating an extension of the maturity date of the note. As of December 31, 2023, and December 31, 2022, the outstanding balance on the promissory note with Parrut was $238,723 and $444,245, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022 though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 27, 2021 (the “Novo Note”), issued by the Company to Novo Group, Inc. (“Novo”). In an event of default under the Novo Note would cause the default interest rate of 12%to apply as set forth in the Novo Note and Novo would be permitted to elect to accelerate payment of amounts due under the Novo Note. As of December 31, 2023 and 2022, the outstanding balance on the promissory note with Novo Group was $1,198,617 and $1,292,360, respectively.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes were set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 46,296 warrants to purchase our common stock (See Note 9) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023, the Company signed an amendment to the 8/17/22 Notes.  The amendment extends each of the maturity dates of August 17, 2023, and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of December 31, 2023, the related $50,000 of debt issuance costs was recorded within accrued expenses as no discretion has been elected. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 17, 2022 the (“8/17/22 Notes”). In event of default under the 8/17/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/17/22 Notes and the holders of the 8/17/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/17/2022 Notes, under each of the holder’s respective 8/17/22 Notes.

On November 6, 2023, the Company received written notice (the “Default Notice”) from Cavalry Fund I LP that the Company was in default under that certain (i) the August 17 Note issued by the Company to Cavalry, and that certain (ii) the August 30 Note. As a result of the Identified Defaults, the Company would be in default under the following agreements for indebtedness: (i) Original Issue Discount Promissory Note, dated as of August 17, 2022, issued pursuant to the August 17 SPA by the Company to Porter Partners, L.P., (ii) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to L1 Capital Global Opportunities Master Fund, (iii)Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Firstfire Global Opportunities Fund LLC, and (iv) Original Issue Discount Promissory Note, dated as of August 30, 2022, issued pursuant to the August 30 SPA by the Company to Puritan Partner, LLC (collectively, the “Other August 2022 Notes”). An event of default under the Other August 2022 Notes would cause the default interest rate of 15% to apply as set forth in the Other August 2022 Notes and the holders of the Other August 2022 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the Other August 2022 Notes, under each of the holder’s respective Other August 2022 Note.

As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $13,056 and $384,280, respectively, was $1,421,864 and $726,831, respectively.

On August 30, 2022, we issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and were set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, we granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 30, 2022, the (“8/30/22 Notes”). In event of default under the 8/30/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/30/22 Notes and the holders of the 8/30/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/30/2022 Notes, under each of the holder’s respective 8/30/22 Notes. As of December 31, 2023, and December 31, 2022, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $466,441, respectively, was $1,194,445 and $839,115, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

In addition, in connection with the Loan Agreement, the Company issued 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,580 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made) which is recorded as a warrant liability for puttable warrants at fair value (See Note 1). The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

On August 16, 2023, we entered into a Second Amendment to Loan and Security Agreement (the “Second Montage Amendment”), by and among the Company, its subsidiaries and Montage. The Second Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage, as amended (the “Loan and Security Agreement”) to join Cogno. Group, Inc. as an additional borrower to the Loan and Security Agreement and amend and restate the definition of “Maturity Date” to the earlier of (i) the four-month anniversary of the initial closing of the Purchase Agreement or (ii) February 28, 2024. Additionally, the Montage Amendment provides for Montage’s consent to certain transactions that would have otherwise been prohibited under the Loan and Security Agreement, including the transaction contemplated by the Purchase Agreement with Job Mobz.

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc. Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc. outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032. On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”).

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On November 8, 2023, we notified Montage and other lenders of the occurrence of the receipt of a default notice from Cavalry, which would have the effect of triggering a cross default. On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants (See Note 13).

As of December 31, 2023, and December 31, 2022, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $164,016 and $622,630, respectively, was $1,577,984 and $1,377,370, respectively.

As of December 31, 2023, and December 31, 2022, the outstanding principal balance on the promissory notes payable totaled $5,808,705 and $6,153,272, respectively.

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of December 31, 2023 and December 31, 2022, $0 and $545,216 of advances were outstanding under the factoring arrangement, respectively, and $6,318 and $263,939, was due from the factor resulting in a net $0 and $281,277 loan payable to the factor at December 31, 2023 and 2022, respectively.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The cost of factoring for the year ended December 31, 2023, and 2022, was $21,441 and $179,303, respectively, and is included in interest expense on the consolidated statements of operations.

The status of the loans payable as of December 31, 2023, and December 31, 2022 is summarized as follows:

	December 31, 2023	December 31, 2022
Promissory notes	$5,808,705	$6,153,272
Factoring arrangement	-	281,277
Total loans payable	5,808,705	6,434,549
Less: Unamortized debt discount or debt issuance costs	(177,072)	(1,473,351)
Less current portion	(5,631,633)	(3,700,855)
Non-current portion	$-	$1,260,343

The future principal payments of the loans payable are as follows:

Year Ending December 31,
2024	$5,808,705

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, and 2022, the Company had 86,000 shares of Series E preferred stock issued and outstanding.

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

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of December 31, 2023, and December 31, 2022, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Common Stock

The Company is authorized to issue 6,666,667 shares of common stock, par value $0.0001 per share. As of December 31, 2023, and December 31, 2022, the Company had 1,433,903 and 1,085,184 shares of common stock outstanding, respectively.

Reverse Stock Split

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 22, 2023, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes with the Nevada Secretary of State to affect a reverse stock split of the Common Stock, and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-fifteen (15). All share and per share data have been retrospectively adjusted for the effects of the reserve split.

Shares Issued for Cash

On August 17, 2023, we entered into a securities purchase agreement with the investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 130,000 shares of common stock at a purchase price of $4.662 per Share and accompanying Warrant (2023 Warrant) and (ii) 92,222 pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to an aggregate of 92,222 shares of common stock at a purchase price of $4.6602 per 2023 Pre-Funded Warrant and accompanying Warrant. Additionally, pursuant to the securities purchase agreement, in a concurrent private placement, the Company also agreed to sell and issue to the purchaser warrants (the “2023 Warrants”) to purchase up to 222,222 shares of Common Stock. The 2023 Warrants will be exercisable as of February 21, 2024, at an exercise price of $2.787 per share and will expire five and one-half years from the date of issuance. The total aggregate cash proceeds to the Company were $785,509 after deduction of equity issuance costs of $250,490.

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

Restricted Stock Units

On September 18, 2020 the Company awarded to Evan Sohn, our Executive Chairman and CEO, 14,773 restricted stock units (the “RSUs”) subject to and issuable upon the listing of the Company’s common stock on the Nasdaq Capital Market or NYSE American, or any successor of the foregoing (the “Uplisting”). The RSUs will vest over a two-year period from the date of the Uplisting in equal quarterly installments on the last day of each calendar quarter, with the first portion vesting on the last day of the calendar quarter during which the Uplisting takes place, subject to Mr. Sohn serving as an executive officer of the Company on each applicable vesting date, provided that the RSUs shall vest in full immediately upon the termination of Mr. Sohn’s employment by the Company without Cause (as defined in the Employment Agreement). The RSU award has been valued at $1,662,000 and compensation expense will be recorded over the estimated vesting period. We recognized compensation expense of $152,143 and $595,343 during the years ended December 31, 2023 and 2022. The shares began vesting on June 30, 2021, the quarter the Uplisting occurred.

On February 2, 2022, 500 RSUs vested and 500 were issued to a vendor for services related to a 2021 agreement. The Company expensed the remaining $27,000 in 2022 as the service period expired.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

During the three months ended March 31, 2022, 2,133 RSUs were granted to vendors for services. 1,467 RSUs vested immediately and were issued as common stock to the vendor, and the remaining 667 were issued in May 2022. The total 2,133 RSUs were valued at $93,120 and were expensed as of March 31, 2022, based on the service period in the contract.

During the three months ended June 30, 2022, 4,255 RSUs were granted to vendors for services. 3,755 RSUs have vested and were issued as common stock to the vendors, and the remaining 500 were vested and issuable as of June 30, 2022. The total 4,255 RSUs were valued at $100,020.

During the three months ended September 30, 2022, no RSUs were granted to vendors for services. 500 RSUs were vested and issuable as of September 30, 2022, related to RSUs granted in prior periods.

During the year ended December 31, 2022, 6,388 RSUs were granted to vendors for services in total. 5,888 RSUs vested immediately and were issued as common stock to the vendors, and the remaining 500 were vested and issuable as of December 31, 2022. The 6,388 RSUs were valued at $193,140 and were expensed as of December 31, 2022, based on the service period in the contract. Total expense for RSUs for the years ended December 31, 2023, and 2022 was $152,143 and $1,052,865, respectively.

Restricted stock grant activity for the two years ended December 31, 2023 is as follows:

Stock Awards
Outstanding at December 31, 2021	9,733
Granted	6,388
Vested	(5,888)
Vested and issuable	(500)
Forfeited or cancelled	-
Outstanding at December 31, 2022	9,733
Granted	-
Vested and issued	(7,387)
Vested and issuable	(2,346)
Forfeited or cancelled	-
Outstanding at December 31, 2023	-

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Option Plans

2017 Equity Incentive Plan

In October 2017, our Board and shareholders authorized the 2017 Equity Incentive Plan (the “2017 Plan”), covering 12,667 shares of common stock. In December 2019, the number of shares authorized under the 2017 Plan increased to 29,305 shares. The purpose of the 2017 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2017 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2017 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Any option granted under the 2017 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2017 Plan is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2017 Plan is determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

In May 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan increased to 45,707 shares. In June 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was further increased to 73,867 shares. In December 2020, the number of shares authorized for issuance under the Company’s 2017 Equity Incentive Plan was increased to 87,200 shares.

2021 Equity Incentive Plan

In July 2021, our Board and shareholders authorized the 2021 Equity Incentive Plan (the “2021 Plan”), covering 180,000 shares of common stock. In January 2022, the number of shares authorized under the 2021 Plan was automatically increased to 228,530 shares pursuant to an escalation provision in the plan. The purpose of the 2021 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2021 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2021 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

Any option granted under the 2021 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2021 Plan is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2021 Plan are determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Stock Options Granted

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On January 20, 2022, the Company granted directors a total of 4,000 options to purchase common stock, exercisable at $36.00 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options vest quarterly over a four-year period.

On March 11, 2022, the Company granted employees a total of 3,500 options to purchase common stock, exercisable between $43.05 and $44.25 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on June 11, 2022.

On April 1, 2022, the Company granted an employee a total of 1,667 options to purchase common stock, exercisable at $37.05 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 1, 2022.

On April 5, 2022, the Company granted an employee a total of 2,467 options to purchase common stock, exercisable at $31.80 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 1, 2022.

On April 5, 2022, the Company granted employees a total of 3,833 options to purchase common stock, exercisable at $31.80 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 5, 2022.

On April 7, 2022, the Company granted employees a total of 8,007 options to purchase common stock, exercisable at $30.45 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on July 7, 2022.

On April 28, 2022, the Company granted a consultant a total of 2,333 options to purchase common stock, exercisable at $24.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over two months, with the first portion vesting on May 28, 2022.

On May 17, 2022, the Company granted a consultant a total of 333 options to purchase common stock, exercisable at $16.05 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vested immediately.

On May 17, 2022, the Company granted employees a total of 1,500 options to purchase common stock, exercisable at $16.05 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one-year cliff, with the first portion vesting on May 17, 2023.

On June 2, 2022, the Company granted a consultant a total of 1,697 options to purchase common stock, exercisable at $15.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over one year, with the first portion vesting on July 6, 2022.

On June 27, 2022, the Company granted employees a total of 2,500 options to purchase common stock, exercisable at $15.00 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest quarterly over four years with a one-year cliff, with the first portion vesting on June 27, 2023.

On August 30, 2022, the Company granted directors a total of 18,000 options to purchase common stock, exercisable at $19.65 per share, under the terms of the 2021 Plan. The options have a term of five years. The options vest immediately.

On August 30, 2022, the Company granted employees a total of 36,667 options to purchase common stock, exercisable at $19.65 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest months over two years.

On September 22, 2022, the Company granted employees a total of 5,333 options to purchase common stock, exercisable at $16.50 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest months over two years.

On December 6, 2022, the Company granted to employees a total of 12,667 options to purchase common stock, exercisable at $7.05 per share, under the terms of the 2017 and 2021 Plans. The options have a term of five years. The options will vest quarterly over four years.

On December 15, 2022, the Company granted to a vendor a total of 1,667 options to purchase common stock, exercisable at $5.55 per share, under the terms of the 2021 Plan. The options have a term of five years. The options will vest monthly over one year.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On January 9, 2023, the Company granted an employee a total of 1,667 options to purchase common stock, exercisable at $6.75 per share, under the terms of the 2021 Equity Incentive Plan. The options have a term of five years. The options will vest quarterly over four years, with the first portion vesting on April 9, 2023.

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

The fair values of stock options granted during the years ended December 31, 2023 and 2022, were estimated using Black-Sholes option-pricing model with the following assumptions:

	2023	2022
Risk-free interest rates	3.76%-4.95%	1.15%-4.12%
Expected life (in years)	0.31 – 5.00	2.50 – 4.00
Expected volatility	122%-175%	132%-195%
Dividend yield	0.00%	0.00%

The Company recorded stock-based compensation expense on stock options of $1,490,903 and $3,041,815 in its consolidated statements of operations for the years ended December 31, 2023, and 2022, respectively, and such amounts were included as a component of general and administrative expense.

A summary of the status of the Company’s stock options as of December 31, 2023, and 2022, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	178,078	$64.80	4.16	$53,670
Granted	111,171	21.60
Exercised	-	-
Expired or cancelled	(42,241)	51.75
Outstanding at December 31, 2022	247,008	$45.75	2.80	$-
Granted	16,167	14.03
Exercised	-	-
Expired or cancelled	(22,987)	47.45
Outstanding at December 31, 2023	240,188	$46.96	0.78	$-
Exercisable at December 31, 2023	192,456	$51.70	0.48	$-

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As of December 31, 2023, there was approximately $383,292 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2024, $260,410; 2025, $98,337; 2026, $23,025; 2027, $1,223; and thereafter $297.

Warrants

2023 Warrant Grants

Warrant Repricing

On February 3, 2023, the Company entered into amendments to Common Stock Purchase Warrants issued on August 17, 2022, to each of Cavalry Fund I LP, Firstfire Global Opportunities Fund LLC, and Porter Partners, L.P. The warrant amendments modify the time period until the holders of these warrants are permitted to exercise the Warrants by means of a “cashless exercise.” In addition, the warrant amendments lower the exercise price of the Warrants to $5.70 per warrant share, as further described in the warrant amendments. These amendments were treated as modifications to induce the exercise of warrants, and as such, resulted in deferred equity costs of $10,400 on the date of the amendment. As a result of the lowered exercise price of the Warrants, the exercise price of warrants issued by the Company on May 28, 2020, January 5, 2021, January 20, 2021, August 17, 2022, and August 30, 2022, will be automatically lowered to $5.70 per warrant share due to anti-dilution provisions in these warrants. We have recorded a deemed dividend for the change in value due to the anti-dilution adjustments and an increase to the carrying value of the warrants of $503,643 as a result of the trigger of the anti-dilution provisions.

Warrants exercised into Common Stock

In February 2023, we issued 54,768 common shares to investors who exercised warrants with a strike price of $5.70 for gross proceeds of $315,178.

In June 2023, we issued 38,804 common shares to investors who cashless exercised 39,196 warrants.

Warrants issued with 2023 Equity Financing

On August 17, 2023, in connections with the securities purchase agreement (the “2023 Purchase Agreement”) with the investor (See Note 8) the Company issued 92,222 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 92,222 shares of Common Stock and accompanying 222,222 shares of warrants (the “2023 Warrants) to purchase up to an aggregate of 222,222 shares of Common Stock. The initial exercise date of the Pre-Funded Warrants under the agreement terms is August 21, 2023, at the exercise price per share of $0.0015, subject to certain adjustments. The initial exercise date of the 2023 Warrants under the agreement terms is February 21, 2024. The 2023 Warrants are exercisable for five years from the initial exercise date at the exercise price per share is $2.7870, subject to certain adjustments.

In August 2023, we issued 92,222 of common shares to an investor who exercised 92,222 of pre-funded warrants.

Warrants issued with Debt Financing

In connection with the Second Montage Amendment, as discussed in Note 7, the Company will issue warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of  shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”). In addition to the foregoing, at any time on or after October 19, 2026, and in the absence of an Acquisition, Change in Control, or Wind-Up, Holder may elect to receive a portion of the Buyout Fee. Upon the consummation of the Gologiq Acquisition and the Asset Transfer, the Warrant to Purchase Stock issued by Parent to Lender on October 19, 2022, shall automatically terminate and be of no further force or effect.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company recorded the puttable warrant at its fair value, which is the cash surrender value the holder can put the warrant at. As such, on the issuance date, the Company recorded a $600,000 warrant liability for puttable warrants, offset by a debt discount to be amortized over the life of the loan. The fair value of the warrant liability has been adjusted as of December 31, 2023 to $504,000, as such, the Company recognized $96,000 of warrant modification expense during the year. Upon the advance of the second advance tranche to the Company, it will record an additional debt discount and warrant liability in the amount of $103,125, the cash surrender value of the second tranche of warrants.

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

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Warrant activity for the years ended December 31, 2023, and 2022 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	445,491	$64.80
Issued	144,215	29.85
Exchanged to common stock	(7,515)	75.00
Increase due to trigger of anti-dilution provisions	170,540	14.70
Outstanding at December 31, 2022	752,730	$42.60
Issued	314,444	-
Exercised	(185,795)	-
Expired or cancelled	(87,451)	-
Outstanding at December 31, 2023	793,928	$35.53

All warrants are exercisable at December 31, 2023. The weighted average remaining life of the warrants is 3.43 years at December 31, 2023.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

December 31, 2023
Risk-free interest rates	4.42%-4.70%
Expected life (in years)	5.00-10.00
Expected volatility	307%
Dividend yield	0.00%

December 31, 2022
Risk-free interest rates	3.04%-3.71%
Expected life (in years)	5
Expected volatility	173%-175%
Dividend yield	0.00%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims on December 31, 2023. From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

Recruiter.com Group, Inc. v. BKR Strategy Group.

We are currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021, with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing.

Recruiter.com Group, Inc. v. Pipl, Inc.

On September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

Recruiter.com Group, Inc. v. LinkedIn

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB's assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

ERC Activity

During the second and third quarters in 2023, the Company received $754,796 and $1,053,302 related to an employee retention credit form the IRS, respectively, which was recorded as other income. The services fee provided by a third-party company for assistance with the ERC application totaled $327,073, which was recorded as finance cost. Additionally, the company obtained two advance loans on the ERC credits totaling $450,000 with an original issue discount of $133,333, that was fully expensed as interest expense for a total owed of $583,333. The OID was repaid during the three months ended June 30, 2023. Of this amount, $80,528 of the advances was repaid during the six months ended June 30, 2023, and the remaining balance for the two loans of $369,472 was repaid from ERC cash proceeds received during the three-months ended September 30, 2023.

Service Agreement

In December of 2021 we entered into an agreement wherein a third party will assume responsibility for several of our staffing clients and in return the third party would enter into Recruiters on Demand service agreements and software subscriptions with us. As of December 31, 2022, all the conditions of the agreement have not been met. However, one of the provisions has been implemented whereby we entered into a payroll service agreement for employer of record services for one of our clients. As a result, we have recognized revenue of $0 and $161,904 during the years ended December 31, 2023 and 2022, respectively, related to this agreement.

NOTE 11 – RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $53,950 and $36,181 for the years ended December 31, 2023, and 2022, respectively. These Expenses are included in product development expense in our consolidated statements of operations.

We were a party to that certain license agreement with Genesys. An executive officer of Genesys is a significant equity holder and a member of our Board of Directors. Pursuant to the License Agreement, Genesys has granted us an exclusive license to use certain candidate matching software and renders certain related services to us. The Company has agreed to pay to Genesys (now called Opptly) a monthly license fee of $5,000 beginning September 29, 2019, and an annual fee of $1,995 for each recruiter being licensed under the License Agreement along with other fees that might be incurred. The Company has also agreed to pay Opptly monthly sales subscription fees beginning September 5, 2019, when Opptly assisted with closing a recruiting program.  During the years ended December 31, 2023, and 2022, we charged operating expenses of $0 and $19,825 for services provided by Opptly. The license agreement expired on March 31, 2022, and was not renewed.

An employer of a director utilized the Company for services during the years ended December 31, 2023, and 2022 in the amount of $0 and $6,000, respectively.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 - INCOME TAXES

The Company has, subject to limitation, approximately $43 million of net operating loss carryforwards (“NOL”) at December 31, 2023, of which approximately $7 million will expire at various dates through 2037 and approximately $36 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $3.7 million and $4.0 million for the years ended December 31, 2023, and 2022, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryover	$10,786	$8,723
Intangibles amortization	752	375
Stock compensation	3,439	3,126
Capital losses	14	14
Bad debt allowance	274	376
Other	396	(689)
Deferred revenue	(33)	(23)
Total deferred tax assets, net	15,628	11,902
Less: valuation allowance	(15,628)	(11,902)
Net deferred tax assets	$-	$-

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

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	6.69%	0.11%
Non-deductible items	7.15%	-5.82%
True ups	21.10%	8.50%
Change in valuation allowance	-55.94%	-23.79%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous four years remain open for audit by the respective tax jurisdictions.

NOTE 13 - SUBSEQUENT EVENTS

On August 17, 2023, Recruiter.com Group, Inc. received a notice from Nasdaq for non-compliance with the $2.5 million stockholders' equity requirement. Despite actions taken and an extension granted until February 13, 2024, Nasdaq issued a delisting determination on February 16, 2024, and cited non-compliance due to shareholders' equity and an overdue annual shareholders' meeting. The Company held an annual meeting on March 22, 2024 and has a Hearing with Nasdaq scheduled for April 18, 2024.

RECRUITER.COM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On March 5, 2024, the Company amended the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to June 30, 2024. Furthermore, the Company received a non-refundable payment of $250,000 from Job Mobz in 2024. The payment, totaling $250,000, shall be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

Although the approval of the Job Mobz Agreement and the transactions contemplated therein were not required to be approved by the shareholders of the Company pursuant to the Nevada Revised Statutes, the rules and regulation of Nasdaq or the Company’s bylaws, the Company previously agreed, pursuant to the terms of the Job Mobz Agreement to seek stockholder approval of the transactions contemplated thereby, and included such proposal in its Proxy Statement filed with the Commission on September 15, 2023, and amended on November 8, 2023, November 24, 2023, December 8, 2023, and December 11, 2023.  On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval.

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. On March 19, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $245,884.53 into 168,414 shares of the Company's common stock, representing a conversion price of $1.46 per share. The Note, including any and all accrued interest and penalties, shall be considered paid in full. The shares have not been issued as of the filing of this report.

To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13,, 2024, the Board authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Recruiter.com Recruiting Solutions, LLC to CognoGroup, LLC, and the reorganization of Recruiter.com Recruiting Solutions, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the company’s stock symbol.

On September 13, 2021, the Company entered into employment agreements with its Executive Chairman President and Chief Executive Officer. On February 13, 2024, the Board agreed to compensate each executive with $300,000 of stock compensation, with pricing based on the 30-day moving average of the company’s common stock.

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”).  Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock.   In addition, the Company shall pay to GOLQ a royalty of five percent (5%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”).  Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., New York time, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise).

On February 14, 2024, the Company issued 28,667 shares of common stock upon the conversion of 86,000 shares of its Series E preferred stock. The Company has no preferred stock shares outstanding as a result of this transaction.

