Form 10-Q
period 2024-03-31
Recruiter.com Group, Inc.
filed 2024-05-15
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 15, 2024, the number of shares of the registrant’s common stock outstanding was 2,702,326.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash	$309,610	$1,008,408
Accounts receivable, net of allowance for doubtful accounts of $948,388 and $1,051,411, respectively	62,501	405,786
Prepaid expenses and other current assets	222,153	252,099
Investment in marketable securities	273,632	382,144
Total current assets	867,896	2,048,437

Property and equipment, net of accumulated depreciation of $45,034 and $38,776, respectively	30,053	36,311
Intangible assets, net	2,114,337	1,301,337
Goodwill	7,101,084	7,101,084
Total assets	$10,113,370	$10,487,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,238,237	$1,696,022
Accrued expenses	782,429	770,625
Accrued compensation	110,113	154,764
Accrued interest	311,125	280,597
Deferred payroll taxes	-	2,484
Other liabilities	42,685	82,188
Loans payable - current portion, net of discount	3,813,437	5,631,633
Warrant liability	439,904	504,000
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	122,489	149,848
Total current liabilities	7,145,419	9,557,161

Total liabilities	7,145,419	9,557,161

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred Stock, 10,000,000 authorized, $0.0001 par value	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024, and December 31, 2023	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 and 86,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023	-	9
Preferred stock, Series F, 0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of March 31, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value; 6,666,667 shares authorized; 2,702,326 and 1,433,903 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	270	143
Additional paid-in capital	80,165,191	77,348,939
Accumulated deficit	(77,197,510)	(76,419,083)
Total stockholders' equity	2,967,951	930,008

Total liabilities and stockholders' equity	$10,113,370	$10,487,169

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2024 and 2023

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Revenue	$222,557	$2,251,796
Cost of revenue	3,029	1,593,490

Gross Profit	219,528	658,306

Operating Expenses:
Sales and marketing	52,746	156,583
Product development	11,937	242,280
Amortization of intangibles	314,410	307,726
General and administrative	893,740	2,834,125
Total operating expenses	1,272,833	3,540,714

LOSS FROM CONTINUING OPERATIONS	(1,053,305)	(2,882,408)

OTHER INCOME (EXPENSES)
Interest expense	(365,853)	(514,156)
Other income	5,170	-
Gain on assets sale	100,000	-
Gain (Loss) on change in fair value of marketable securities	(108,512)	-
Fair value of warrant liability	64,096	-
Gain on debt extinguishment, net	579,977	1,787
Total other income (expenses)	274,878	(512,369)

LOSS BEFORE INCOME TAXES	(778,427)	(3,394,777)
Provision for income taxes	-	-
Net loss from continuing operations	$(778,427)	$(3,394,777)
Net income from discontinued operations	-	79,008
Net Loss	(778,427)	(3,315,769)
Deemed dividends	-	(503,643)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(778,427)	$(3,819,412)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.40)	$(3.03)
NET INCOME FROM DISCONTIUNED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$-	$0.07
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.40)	$(3.41)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	1,947,492	1,119,716

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

 Recruiter.com Group, Inc. and Subsidiaries

 Consolidated Statement of Changes in Stockholders’ Equity

For The Three Ended March 31, 2024, and 2023

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock		Additional		Total
	Series D		Series E		Series F		Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	-	$-	86,000	$9	-	$-	1,433,903	$143	-	$-	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	44,247	-	44,247
Common stock issued for services	-	-	-	-	-	-	180,000	18	-	-	255,582	-	255,600
Conversion of Preferred stock, Series E, to Common stock	-	-	(86,000)	(9)	-	-	28,667	3	-	-	6	-	-
Common stock issued in connection with purchase of intangible assets	-	-	-	-	-	-	392,155	39	-	-	647,016	-	647,055
Warrants issued in connection with purchase of intangible assets	-	-	-	-	-	-	-	-	-	-	480,358	-	480,358
Issuance of common stock upon conversion of promissory note	-	-	-	-	-	-	168,414	17	-	-	273,656	-	273,673
Issuance of common stock upon conversion of promissory notes	-	-	-	-	-	-	286,001	29	-	-	523,351	-	523,380
Common stock issued upon exercise of warrants	-	-	-	-	-	-	213,186	21	-	-	592,036	-	592,057
Net loss	-	-	-	-	-	-	-	-	-	-	-	(778,427)	(778,427)
Balance as of March 31, 2024	-	$-	-	$-	-	$-	2,702,326	$270	-	$-	$80,165,191	$(77,197,510)	$2,967,951

	Preferred stock Series D		Preferred stock Series E		Preferred stock Series F		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317
Stock based compensation - Options and Warrants	-	-	-	-	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	-	-	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants, net of offering costs	-	-	-	-	-	-	54,768	5	-	-	315,173	-	315,178
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	-	$-	86,000	$9	-	$-	1,147,339	$115	39,196	$4	$75,695,500	$(73,074,953)	$2,620,675

 The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(778,427)	$(3,315,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	320,667	313,984
Bad debt (recovery) expense	(48,908)	200,000
Gain on extinguishment of debt	(579,977)	-
Equity based compensation expense	299,847	542,949
Gain on assets sale	(100,000)	-
Amortization of debt discount and debt costs	177,072	363,871
Change in fair value of warrant liability	(64,096)	-
Factoring discount fee and interest	-	18,750
Unrealized losses on marketable securities	108,512	-
Changes in assets and liabilities:		-
Decrease in accounts receivable	392,193	126,195
Decrease (increase) in prepaid expenses and other current assets	29,950	(92,604)
Increase in accounts payable and accrued liabilities	(399,272)	225,143
Customer advances	-	33,344
(Decrease) increase in deferred revenue	(27,359)	56,071
Net cash used in operating activities	(669,798)	(1,528,066)

Cash Flows From Investing Activities:
Proceeds from sale of assets	100,000	-
Net cash provided by investing activities	100,000	-

Cash Flows From Financing Activities:
Payments of loans	(129,000)	(91,571)
Payments of promissory notes	(592,057)	-
Proceeds from factoring agreement	-	771,017
Repayments of factoring agreement	-	(175,127)
Gross proceeds from exercise of warrants	592,057	315,178

Net cash (used in) provided by financing activities	(129,000)	819,497

Net decrease in cash	(698,789)	(708,569)
Cash, beginning of period	1,008,408	946,804

Cash, end of period	$309,610	$238,235

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53,941	$98,867
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$-	$875,709
Issuance of common stock issued upon purchase of intangible assets	$647,055	$-
Warrants issued in connection with purchase of intangible assets	$480,358
Issuance of common stock issued upon conversion of note payable	$273,673	$-
Issuance of common stock from conversion of Preferred stock, Series E	$9	$-
Issuance of common stock from upon conversion of promissory notes	$523,380	$
Deemed dividends	$-	$503,643
Offering costs as a result of modification of warrants to induce exercise	$-	$10,400

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

Three Months Ended March 31, 2024

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

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc., which is a dormant entity quoted on OTC Pink Markets under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction was accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO.

To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13, 2024, the Board authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Recruiter.com Recruiting Solutions, LLC to CognoGroup, LLC, and the reorganization of Recruiter.com Recruiting Solutions, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the company’s stock symbol which has not occurred to date.

On June 5, 2023, the Company entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. ("Seller"), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ granted the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company issued to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date or 392,155 shares (see Note 5).  Following the issuance of the Shares, GOLQ owned 16.66% of the issued and outstanding shares of the Company common stock.   In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”).  Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., New York time, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). These GOLQ Warrants were valued at $480,358 and together with the common shares issued to GOLQ, discussed in Note 8, were treated as consideration for the licenses purchased from GOLQ (see Note 5).

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of $1,800,000, subject to certain adjustments. The Company entered into a number of amendments to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to June 30, 2024. Furthermore, in 2024 the Company received a non-refundable payment of $100,000 from Job Mobz during the quarter ended March 31, 2024, that has been recorded as a gain on assets sale within the accompanying condensed consolidated statements of operations. On April 9, 2024, the Company received $150,000 as the second part of the nonrefundable payment from Job Mobz. The payment shall be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

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

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis. During the first quarter of 2024, the Company primarily focused on completing strategic transactions with Job Mobz and GoLogiq.

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company shifted its focus during 2023, by selling its consulting and staffing business and discontinued its full-time placement service business. During the first quarter of 2024, the Company operated primarily in its Marketplace Solutions line of business, which consists primarily of job board and recruitment advertising activities through its Mediabistro website, located at https://www.mediabistro.com.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The balance sheet as of December 31, 2023, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

The condensed consolidated financial statements include the accounts of RGI and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of warrant liabilities, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of March 31, 2024. As of March 31, 2024, and December 31, 2023, the Company had $50,042 and $638,299 in excess of the FDIC limit, respectively. The Company had no cash equivalents as of March 31, 2024.

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

9

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

•

Full-time Placement: Consists of providing referrals of qualified candidates to employers to hire staff for full-time positions. We generate full-time placement revenue by earning one-time fees for each time employers hire one of the candidates that referred. Employers alert us of their hiring needs through our Platform, or other communications. We source qualified candidate referrals for the employers’ available jobs through independent recruiter users that access the Platform and other tools. We support and supplement the independent recruiters’ efforts with dedicated internal employees we call our internal talent delivery team. Our talent delivery team selects and delivers candidate profiles and resumes to our employer clients for their review and ultimate selection. Upon the employer hiring one or more of our candidate referrals, we earn a “full-time placement fee”, an amount separately negotiated with each employer client. The full-time placement fee is typically either a percentage of the referred candidates’ first year base salary or an agreed-upon flat fee.

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

10

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

Revenues as presented on the condensed consolidated statements of operations represent services rendered to customers less sales adjustments and allowances.

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

Contract Assets

The Company does not have any contract assets. All trade receivables on the Company’s condensed consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2024, or December 31, 2023.

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

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Three Months Ended March 31,
	2024	2023
Recruiters On Demand	$-	$1,576,853
Consulting and staffing services	16,651	78,419
Software Subscriptions	-	377,895
Full time placement fees	-	20,000
Marketplace Solutions	205,906	198,629
Total revenue	$222,557	$2,251,796

As of March 31, 2024, and 2023, deferred revenue amounted to $122,489 and $149,848, respectively. During the three months ended March 31, 2024, the Company recognized approximately $65,000 of revenue that was deferred as of December 31, 2023. Deferred revenue as of March 31, 2024, is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred 3/31/2024	Recognize Q2 2024	Recognize Q3 2024	Recognize Q4 2024	Recognize 2025
Other	$49,371	$49,371	$-	$-	$-
Marketplace Solutions	73,118	42,829	14,928	11,134	4,227
TOTAL	$122,489	$92,200	$14,928	$11,134	$4,227

Revenue from international sources was approximately 2.5% and 0.2% for the three months ended March 31, 2024, and 2023, respectively.

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

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $948,388 and $1,051,411 as of March 31, 2024, and December 31, 2023, respectively. Bad debt (recovery) expense was ($48,908) and $200,000 for the three months ended March 31, 2024, and 2023.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2024, and 2023 was $6,257 and $6,258, respectively.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 88% in the aggregate. As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%.

For the three months ended March 31, 2024, two customers accounted for 10% or more of total revenue, at 40% in the aggregate. For the three months ended March 31, 2023, one customer accounted for 10% or more of total revenue, at 32%.

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

We had used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $52,746 and $156,583 for the three months ended March 31, 2024, and 2023, respectively, and are included in sales and marketing on the condensed consolidated statements of operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of March 31, 2024, December 31, 2023:

	Fair Value at March 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3

Marketable Securities	$273,632	$273,632	$-	$-
Warrant Liability	$439,904	$-	$-	$439,904

	Fair Value at December 31,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3

Marketable Securities	$382,144	$382,144	$-	$-
Warrant Liability	$504,000	$-	$-	$504,000

For the Company's earn-out and warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three months ended March 31, 2024, and year ended December 31, 2023:

Ending balance, December 31, 2022	$600,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(96,000)
Ending balance, December 31, 2023	$504,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(64,096)
Ending balance, March 31, 2024	$439,904

Significant unobservable inputs used in the fair value measurements of the Company's derivative liabilities designated as Level 3 are as follows:

March 31, 2024
Fair value	$439,904
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

December 31, 2023
Fair value	$504,000
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in the third quarter of 2019, including customer contracts and intellectual property, the assets acquired from Scouted and Upsider during the first quarter of 2021, the assets acquired from OneWire during the second quarter of 2021, the assets acquired from Parrut and Novo Group during the third quarter of 2021, and the assets acquired from GoLogiq in February of 2024. Amortization expense is recorded on the straight-line basis over the estimated economic lives.

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three months ended March 31, 2024, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Product Development

Product development costs are included in operating expenses on the condensed consolidated statements of operations and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2023, the Company recorded a deemed dividend of $503,642 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,034,465 and 945,610 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Net loss	$(778,427)	$(3,315,769)
Deemed dividend	-	(503,643)
Net loss, numerator, basic computation	$(778,427)	$(3,819,412)

	March 31,	March 31,
	2024	2023
Options	82,876	216,173
Stock awards	-	2,808
Warrants	951,589	697,962
Convertible preferred stock	-	28,667
	1,034,465	945,610

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

In the period from January 2024 through May 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $0.7 million in operations during the three months ended March 31, 2024 and has a working capital deficit of approximately $6.3 million at March 31, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2024, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

Management expects to continue a course of significantly reduced operations until such time that it raises additional capital. During this period, management expects to continue focusing on certain strategic transactions, including the spin-out of certain assets and liabilities to its Atlantic Energy Solutions subsidiary, the sale of certain Recruiter.com-related assets to Job Mobz, and the integration of the GoLogiq license assets into its business.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$9,910	$6,126
Prepaid advertisement	146,500	146,500
Prepaid insurance	57,609	86,413
Other receivables	8,134	13,060
Prepaid expenses and other current assets	$222,153	$252,099

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

The deal was finalized on October 2, 2023, when Management Solutions, LLC approved the transfer to Futuris, and on October 5, 2023, the Company received a total of 9,518,605 FTRS Company common stock. As of the closing date of October 2, 2023, the share price of Futuris common stock was $0.0579 per share. As such, the fair value of the transaction consideration received on the closing date was $551,127.

During the year ended December 31, 2023, the Company received 2,000 shares initially valued at $17,000 in exchange for $150,000 of accounts receivable which was fully reserved for.

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both March 31, 2024, and December 31, 2023, is $552,527, while accumulated unrealized losses were $278,895 and $170,383 as of March 31, 2024, and December 31, 2023, respectively. The fair market value of available for sale marketable securities were $273,632 and $382,144 as of March 31, 2024, and December 31, 2023, respectively.

The reconciliation of the investment in marketable securities is as follows for the three months ended March 31, 2024, and 2023:

	March 31, 2024	March 31, 2023
Beginning Balance – January 1	$382,144	$-
Additions	-	-
Recognized losses	(108,512)	-
Ending Balance – March 31	$273,632	$-

Net losses on equity investments were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net realized losses on investment sold or assigned	$-	$-
Net unrealized losses on investments still held	108,512	-
Total	$108,512	$-

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions was $6,696,208 while the remaining goodwill from the 2019 acquisition was $3,517,315 as of December 31, 2020. The Company performed a goodwill impairment test during 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 during 2021. The Company performed its goodwill impairment test during 2022, based on the net losses and net cash used in operations in 2022 and a decline in the valuation of the business, managements application of the formula to compute goodwill impairment resulted in an impairment charge in fiscal 2022 of $582,114. The Company performed its impairment test during 2023 which resulted in no additional impairment.

There were no changes in the carrying amount of goodwill for the periods ended March 31, 2024, and December 31, 2023.

Intangible Assets

Intangible assets for the periods ended March 31, 2024, and December 31, 2023, are summarized as follows:

	March 31, 2024	December 31, 2023
Customer contracts	$5,644,411	$8,093,787
Software acquired	2,563,937	3,785,434
License	2,854,379	1,726,966
Internal use software developed	157,939	325,491
Domains	40,862	40,862
	11,261,528	13,972,539
Less accumulated amortization	(9,147,191)	(8,832,778)
Total	2,114,337	5,139,762
Less impairment	-	(3,838,425)
Carrying value	$2,114,337	$1,301,337

Amortization expense of intangible assets was $314,410 and $307,726 for the three months ended March 31, 2024, and 2023, respectively, related to the intangible assets acquired in business combinations and licensing agreements. Future amortization of intangible assets is expected to be approximately as follows: 2024 (remainder of year), $713,531; 2025, $814,130; 2026, $524,089; 2027, $40,343; and thereafter, $22,246. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

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

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the condensed consolidated balance sheet. As of March 31, 2024, and December 31, 2023, the Company utilized approximately $54,000 of advertising from CEG.

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

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. (the “GOLQ”) that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two-year renewals.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of March 31, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated depreciation of $40,712 and a net carrying value of $1,086,701.

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

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale. The condensed consolidated statements of operations reported for current and prior periods report the results of operations of the discontinued operations recognized as a component of net income separate from the net loss from continuing operations.

The following table presents the major income and expense line items relate to the staffing and consulting services revenue as reported in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

Revenue	$-	$1,040,943
Cost of revenue	-	961,935
Gross Profit	-	79,008
Operating expenses:
General and Administrative	-	-
Total operating expenses	-	-
Net income from discontinued operations	$-	$79,008

NOTE 7 - LOANS PAYABLE

Promissory Notes Payable

We issued a promissory note for $1,750,000 pursuant to the Parrut acquisition agreement dated July 7, 2021. The note had a term of 24 months, accrued interest at 6%, and originally matured on July 1, 2023. The note required monthly payments of $77,561. On October 19, 2022, Parrut agreed to subordinate their note to a promissory note issued to Montage Capital II, L.P. In return, we restructured the payment schedule for the Parrut note which was set to mature on August 31, 2023, and bears interest at 12%. On August 31, 2023, we did not make payments of amounts due under the note and defaulted with Parrut.

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on condensed consolidated statement of operations for the three-months ended March 31, 2024. As of March 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Parrut was $0 and $238,723, respectively.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note originally had a term of 30 months, bears interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 1, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment in 2023.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital.

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, through and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 27, 2021 (the “Novo Note”), issued by the Company to Novo Group, Inc. (“Novo”). In an event of default under the Novo Note would cause the default interest rate of 12% to apply as set forth in the Novo Note and Novo would be permitted to elect to accelerate payment of amounts due under the Novo Note. As of March 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Novo Group was and $1,198,617.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes were set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 46,296 warrants to purchase our common stock (See Note 9) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023, the Company signed an amendment to the 8/17/22 Notes.  The amendment extends each of the maturity dates of August 17, 2023, and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of March 31, 2024, the related $50,000 of debt issuance costs was recorded within accrued expenses as no discretion has been elected. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 17, 2022, the (“8/17/22 Notes”). In event of default under the 8/17/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/17/22 Notes and the holders of the 8/17/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/17/2022 Notes, under each of the holder’s respective 8/17/22 Notes.

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

On February 9, 2024, Calvary Fund I LP entered into an agreement to reassign the entire balance of the notes entered into on August 17, 2022, including principal, accrued interest, and any penalties incurred to certain individuals and institutional noteholders. In addition, 104,274 Warrants from Calvary were reassigned to these new noteholders. On February 12, 2024, these new noteholders converted a total of $523,380 of the outstanding principal of the note in exchange for 286,001 shares of the Company’s common stock. On February 12, 2024, the new noteholders elected to exercise such warrants and paid the exercise price thereof through the reduction of debt. A total of $289,882 of debt was repaid with the warrant exercise proceeds. Additionally, the new noteholders agreed to extinguish $370,604 of debt pursuant to this agreement being enacted.

As of March 31, 2024, and December 31, 2023, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $13,056, respectively, was $296,082 and $1,421,864 respectively.

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

On February 9, 2024, 8/30/22 Note Holders entered into an agreement to reassign the entire balance of the notes entered into on August 30, 2022, including principal, accrued interest, and any penalties incurred to certain individual and institutional investors (the “new noteholders”).

Also, On February 9, 2024, 8/30/22 Note Holders entered into an agreement with the new noteholders whereas the assignees transferred 108,912 Warrants. On February 12, 2024, the new noteholders elected to exercise such warrants and paid the exercise price of $302,175 through the reduction of debt.

On February 12, 2024, the Company entered into an agreement with the new noteholders whereas they agreed to waive a total of $224,332 of the debt assigned to them.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a gain on extinguishment of debt for the amount of $594,936 recorded within other income for the three-month ended March 31, 2024.

As of March 31, 2024, and December 31, 2023, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $705,738 and $1,194,445 respectively.

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

The Company repaid $129,000 of principle under the Montage note during the three months ended March 31, 2024.

As of March 31, 2024, and December 31, 2023, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $164,016, respectively, was $1,613,000 and $1,577,984, respectively.

On November 8, 2023, we notified Montage and other lenders of the occurrence of the receipt of a default notice from Cavalry, which would have the effect of triggering a cross default.

As of March 31, 2024, and December 31, 2023, the outstanding principal balance on the promissory notes payable totaled $3,813,437 and $5,808,705, respectively.

The status of the loans payable as of March 31, 2024, and December 31, 2023, are summarized as follows:

	March 31, 2024	December 31, 2023
Promissory notes	$3,813,437	$5,808,705
Factoring arrangement	-	-
Total loans payable	3,813,437	5,808,705
Less: Unamortized debt discount or debt issuance costs	-	(177,072)
Less current portion	(3,813,437)	(5,631,633)
Non-current portion	$-	$-

The future principal payments of the loans payable are as follows:

Period Ending December 31,
2024 (Remainder)	$3,813,437

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share.

Our Series E preferred stock is the only class of our preferred stock that was outstanding as of December 31, 2023.  Series E preferred stock has a stated value of $20 per share, which is convertible at any time after issuance at the option of the holder, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%, into common stock based on the stated value per share divided by $4.00 per share, subject to adjustment in the event of stock splits, stock dividends or reverse splits. Holders of Series E Preferred Stock are entitled to vote together with holders of the common stock on an as-converted basis, subject to a beneficial ownership limitation of 4.99% or if waived, 9.99%. If at any time while any shares of Series E Preferred Stock remain outstanding and any triggering event contained in the Certificate of Designation for such series occurs, we shall pay, within three days, to each holder $210 per each $1,000 of the stated value of each such holder’s shares of Series E Preferred Stock.

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of March 31, 2024, and December 31, 2023, the Company had 0 and 86,000 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of March 31, 2024, and December 31, 2023, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 6,666,667 shares of common stock, par value $0.0001 per share. As of March 31, 2024, and December 31, 2023, the Company had 2,522,326 and 1,433,903 shares of common stock outstanding, respectively.

 Shares issued upon purchase of intangible assets

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”).  Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock. On February 22, 2024, the effective date, a total of 1,961,755 common shares were issued and outstanding requiring the company to initiate an issuance of 392,155 shares valued at $647,055, based on the quoted trading price on the grant date, (19.99%) to GOLQ per the agreement.

Shares issued upon conversion of note payable

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. The Company issued 213,186 and 286,001 shares of common stock in exchange for the conversion of $523,380 of outstanding debt.

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $258,714.53 into 168,414 shares of the Company's common stock, The share value based on the grant date was $273,673, and accordingly the Company recognized a loss on conversion of $14,959.

Shares issued for services

During the three months March 31, 2024, the company granted a total of 180,000 fully vested shares of common stock to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.42 and in aggregate of $255,600 and recognized as stock compensation for three months ended March 31, 2024. There was no stock granted during the three months March 31, 2023.

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

Stock Options

 There were no stock options granted during the three months ended March 31, 2024.

During the three months ended March 31, 2024, and 2023, we recorded $44,247 and $390,806 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of March 31, 2024, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	240,188	$46.96	0.78	$-
Granted	-	-
Exercised	-	-
Expired or cancelled	(157,312)	54.25
Outstanding at March 31, 2024	82,876	$32.05	1.40	$-
Exercisable at March 31, 2024	65,109	$50.29	1.07	$-

As of March 31, 2024, there was approximately $187,194 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2024, $81,974; 2025, $89,018; 2026, $14,683; 2027, $1,223; and thereafter $296. The intrinsic value of options outstanding is $0 at March 31, 2024 and the intrinsic value of options exercisable is $0 at March 31, 2024.

Warrants

2024 Warrant Grants

Warrants issued for intangible purchase

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”).  Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., New York time, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). These GOLQ Warrants were valued at $480,358 and together with the common shares issued to GOLQ, discussed in Note 8, were treated as consideration for the licenses purchased from GOLQ.

Warrants exercised

On February 9, 2024, the 8/30/2022 noteholders entered into an agreement with the new noteholders (Note 7) whereas the assignees will purchase 108,912 Warrants from the previous holders.

On February 12, 2024, the noteholders elected to exercise such warrants and paid the exercise price thereof through the cancellation of debt. The Parties agreed that the Exercise Price of the Warrants shall be paid by and through reduction and cancellation of aggregate amounts due under the notes previously assigned to them on February 9, 2024. A total of $302,175 of exercise proceeds were received, and 108,912 common shares issued in conjunction with the exercise.

On February 9, 2024, Calvary Fund I L.P entered into an agreement with the new noteholder (Note 7) whereas the assignees will purchase 104,274 Warrants from Calvary.

On February 12, 2024, the noteholders elected to exercise such warrants and paid the exercise price thereof through the cancellation of debt. The Parties agree that the Exercise Price of the Warrants shall be paid by and through reduction and cancellation of aggregate amounts due under the notes previously assigned to them on February 9, 2024. A total of $289,882 of exercise proceeds were received, and 104,274 common shares issued in conjunction with the exercise.

Warrant activity for the three months ended March 31, 2024, is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2023	979,853	$2.37
Issued	292,000	0.1
Exercised	(213,186)	0.19
Expired or cancelled	(107,078)	0.32
Outstanding at March 31, 2024	951,589	$1.90

All warrants are exercisable at March 31, 2024. The weighted average remaining life of the warrants is 3.18 years at March 31, 2024.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

March 31, 2024
Risk-free interest rates	4.28%
Expected life (in years)	3.00
Expected volatility	194.4%
Dividend yield	0.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims on March 31, 2024. From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $9,578 and $9,186 for the three months ended March 31, 2024, and 2023, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations.

NOTE 12 - SUBSEQUENT EVENTS

On April 9, 2024, the Company received $150,000 as the second part of the nonrefundable payment from Job Mobz (See Note 1). The payment shall be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 16, 2024.

For purposes of this Quarterly Report, “Recruiter.com,” “we,” “our,” “us,” or similar references refers to Recruiter.com Group, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overview

Recruiter.com Group, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company that, through its subsidiaries, operates an On Demand recruiting platform aimed at transforming the $28.5 billion dollar Employment and Recruiting Agency industry (Per IBIS World Employment& Recruiting Agencies in the US 2005-2030). The Company offers recruitment-related services, including on-demand contract recruiting, job board platforms, recruitment education services, and a candidate marketing software.

We have seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC:AESO).

For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including job posting, consulting, and staffing.

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and planning to sell its Recruiter.com website in 2024. The Company has announced plans to shift its focus, along with its license agreement with GoLogiq, and spin out the recruitment related businesses to Atlantic Energy Solutions, which is currently undergoing a name change to CognoGroup, Inc. There can be no assurance that the Company will be able to complete its planned spinout and strategic transformation.

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

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. We continued providing Recruiters on Demand service through a platform and anticipate continuing this work alongside Job Mobz as part of the Managed Services portion of the Asset Purchase Agreement, once the transaction closes, which is anticipated by June 2024.

31

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

•

Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. We generate revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We bill these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing. Through a strategic sale to Futuris, Inc. In October 2023, we exited the Consulting and Staffing line of business, and consider it discontinued.

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

Quarter Overview

In the first quarter of 2024, the period ending March 31, 2024, the Company concentrated on finalizing its strategic transactions critical to its evolution. The Company navigated through a significant restructuring of its balance sheet and executed a license agreement with GoLogiq, as well as an extension of the Asset Purchase Agreement with Job Mobz. The strategic relationships with Job Mobz and GoLogiq are about expanding our capabilities and aligning our resources with our most promising opportunities. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also prepared for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation ("CognoGroup"). CognoGroup is planned to hold the current recruitment-related technology assets, including Mediabistro, a job board for the media industry, and Recruiter.com, the website, and tradename, as well as other assets and projects of the Company, such as its AI-enabled CandidatePitch software and RecruitingClasses.com. It is expected, but management cannot guarantee, that by June 30, 2024, the Company will close the sale of Recruiter.com to Job Mobz, Inc.

In addition to these strategic matters, the Company also focused on compliance-related matters with Nasdaq and worked to achieve compliance with Nasdaq's listing standards. The results of these efforts cannot be guaranteed at this time, and shareholders should not rely on continued Nasdaq listing. Still, the management of the Company believes that it has met the minimum requirements of Nasdaq.

Product development efforts were limited to continued improvements to Mediabistro and its underlying job board technology. The Company also introduced an AI-powered predictive analytics capability for Mediabistro, to uncover job trends in the media industry and showcase these trends to hiring managers and job seekers.

Our key highlights for the three months ending March 31, 2024, include the following:

Key Highlights:

•	On February 13, 2024, the Company announced the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. The Company also announced the elimination of certain cash obligations contained in the Severance provisions set by employment agreements held by Evan Sohn and Miles Jennings and agreed to compensate each executive with $300,000 of stock compensation, with pricing based on the 30-day moving average of the company's common stock.

•	On February 16, 2024, the Company announced the entry into a Technology License and Commercialization Agreement with GoLogiq, Inc. (the "GOLQ Licensing Agreement") that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the "GOLQ License") to the Company to develop its fintech technology (the "GOLQ Technology") and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the "Licensed Products"), for a term of 10 years, with automatic two (2) year renewals as further described therein (the "Term"). Subsequently on March 28, 2024, the Company and GOLQ entered into an Amendment to the Technology License and Commercialization Agreement (the "Amendment"). Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 further to detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%), for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the "Warrant") for a price equal to $0.01 per share (the "Exercise Price").

•	On March 7, 2024, Job Mobz and the Company announced an Amendment to the Asset Purchase Agreement (Exhibit 2.1) ("Job Mobz Amendment"). The Job Mobz Amendment amends the Asset Purchase Agreement signed August 16, 2023, by extending the Closing Date until 5 p.m. Pacific Time on June 30, 2024. In addition, the Company announced the resignation of Miles Jennings as Chief Executive Officer and President of Recruiter.com Group, Inc. The Company appointed Granger Whitelaw as the Company's new Chief Executive Officer and President. Miles Jennings will continue in his role as a member of the board and interim Chief Financial Officer. The Company also announced the resignation of Timothy O'Rourke and Robert Heath from the Company's Board of Directors, replaced by Lillian Mbeki and Granger Whitelaw.

•	On March 22, 2024, the Company held its 2023 annual meeting to ratify the appointment of Salberg and Company, PA, as its independent registered public accounting firm and nominated the slate of Directors. A quorum was achieved, and the Company’s stockholders approved the ratification of Salberg and Company and Directors: Evan Sohn, Miles Jennings, Granger Whitelaw, Deborah Leff, Lillian Mbeki, Steve Pemberton, and Wallace Ruiz.

•	On March 27, 2024, the Company authorized and consented to the conversion of the outstanding Promissory Note (the "Note") issued initially to Parrut, Inc. under the terms of the acquisition agreement dated July 7, 2021.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023:

Revenue

We had revenue of $0.2 million for the three-month period ended March 31, 2024, as compared to $2.3 million for the three-month period ended March 31, 2023, representing a decrease of $2.1 million or 90%. The decreases resulted primarily from a decrease in our Recruiters on Demand business of $1.6 million or 100% as we transitioned this business to JobMobz, a Recruitment Process Outsourcing company. Software Subscriptions contributed $0 of revenue in 2024 compared to $378 thousand in 2023 as we had sold our AI sourcing software technology last year to Talent, Inc. We also had a decrease in Permanent Placement fees of $20 thousand or 100% due to reduced focus on this line of business. Marketplace Solutions revenue of $206 thousand increased by $7 thousand or 4% and only partially offset the decreases outlined above.

Cost of Revenue

Cost of revenue was $3 thousand for the three-month period ended March 31, 2024, compared to $1.6 million for the corresponding three-month period in 2023, representing a decrease of $1.6 million or 99%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue and a higher margin revenue stream in 2024. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended March 31, 2024, was $0.2 million, producing a gross profit margin of 98%. Our gross profit for the corresponding 2023 three-month period was $0.7 million, producing a gross profit margin of 29%. The increase in the gross profit margin from the 2024 period to the 2023 period reflects the shift in the mix in sales for the period as revenue is now primarily generated through marketplace solutions.

Operating Expenses

We had total operating expenses of $1.3 million for the three-month period ended March 31, 2024, compared to $3.5 million for the corresponding three-month period in 2023, a decrease of $2.2 million or 64%. This decrease was primarily due to a decrease in general and administrative expenses of $1.9 million. Additionally, sales and marketing, and product development decreased by $104 and $230 thousand, respectively.

Sales and Marketing

Our sales and marketing expense for the three-month period ended March 31, 2024, was $53 thousand compared to $157 thousand for the corresponding three-month period in 2023, a reduction of $104 thousand, which reflects a decrease in technology and advertising expenses.

Product Development

Our product development expense for the three-months ended March 31, 2024, decreased to $12 thousand from $242 thousand for the corresponding period in 2023. This decrease was primarily attributable to a $222 thousand decrease in hosting and data expenses during the quarter.

Amortization of Intangibles

For the three-month period ended March 31, 2024, we incurred a non-cash amortization charge of $314 thousand as compared to $308 thousand for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024.

General and Administrative

General and administrative expense for the three-month period ended March 31, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended March 31, 2024, our general and administrative expenses were $0.9 million, including $300 thousand of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $2.8 million, including $543 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended March 31, 2024, was income of $275 thousand compared to expense of ($512) thousand in the corresponding 2023 period. The primary reason for the increase in income in 2024 was due to a gain on debt extinguishment of $580 thousand taken in the quarter.

Net Income (Loss)

For the three-months ended March 31, 2024, we had a net loss from continuing operations of $0.8 million compared to a net loss of $3.4 million during the corresponding three-month period in 2023. For the three-months ended March 31, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $79 thousand during the corresponding three-month period in 2023.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended March 31,
	2024	2023

Net Income (loss)	$(778,427)	$(3,315,769)
Interest expense and finance cost, net	365,853	514,156
Depreciation & amortization	320,667	313,984
EBITDA (loss)	(91,907)	(2,487,629)
Bad debt (recovery) expense	(48,908)	200,000
Stock-based compensation	299,847	542,949
Gain on debt extinguishment	(579,977)	-
Adjusted EBITDA (Loss)	$(420,945)	$(1,744,680)

Liquidity and Capital Resources

For the three months ended March 31, 2024, net cash used in operating activities was $0.7 million, compared to net cash used in operating activities of $1.5 million for the corresponding three-month period in 2023. For the three months ended March 31, 2024, net loss was $0.8 million. Net loss includes non-cash items of depreciation and amortization expense of $320 thousand, bad debt recovery (expense) of $49 thousand, equity-based compensation expense of $300 thousand, warrant modification expense of $64 thousand, amortization of debt discount and debt costs of $177 thousand, unrealized loss on marketable securities of $109 thousand, and a gain on extinguishment of debt of $580 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $392 thousand, and prepaid expenses and other current assets decreased by $30 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $427 thousand.

For the three months ended March 31, 2023, net cash used in operating activities was $1.5 million. For the three months ended March 31, 2023, net loss was $3.3 million. Net loss includes non-cash items of depreciation and amortization expense of $313 thousand, bad debt expense of $200 thousand, equity-based compensation expense of $543 thousand, and a factoring discount fee and interest of $19 thousand.  Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $126 thousand and prepaid expenses and other current assets increase by $92 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue increase in total by $315 thousand.

For the three months ended March 31, 2024, and 2023, net cash provided by investing activities was $100,000 and $0, respectively.

For the three months ended March 31, 2024, net cash used in financing activities was $0.1 million. The sole contributor was $129 thousand in payments of loans.

For the three months ended March 31, 2023, net cash provided by financing activities was $819 thousand. The principal factor was $771 thousand of proceeds from the factoring agreement and $315 thousand of proceeds from the exercise of warrants, offset by repayment of notes and the factoring agreement of $267 thousand.

Based on cash on hand as of March 31, 2024, of approximately $310 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2024, we recorded a net loss of $0.8 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

To date, equity offerings have been our primary source of liquidity and we expect to fund future operations through additional securities offerings.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired and liabilities assumed in asset acquisitions and the estimated useful life of assets acquired, fair value of contingent consideration, asset acquisitions and business combinations, fair value of derivative liabilities, fair value of securities issued for acquisitions and business combinations, fair value of assets acquired and liabilities assumed in business combinations, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock based compensation expense.

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

Discontinued Operations

In accordance with ASC 205-20 Discontinued Operations, the results of certain Recruiter Businesses are presented as discontinued operations in the condensed consolidated statements of operations and, as such, have been excluded from continuing operations. The Company evaluated the divestitures of the Recruiter Business in accordance with ASC 205-20 and determined that transactions in aggregate represented a strategic shift that had a major impact on the Company. Accounting for discontinued operations and the related gain on sale of discontinued operations requires us to make estimates and judgements regarding the allocation of costs and net asset values to discontinued operations.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the condensed consolidated financial statements, and (2) do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of March 31, 2024.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed April 16, 2024. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
2.3*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Insigma, Inc.	8-K	8/11/23	2.1
2.4*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Akvarr, Inc.	8-K	8/11/23	2.2
2.5*	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	8/22/23	2.1
2.6*	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 18, 2023.	8-K	8/24/23	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
3.1(d)	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
4.9	Form of Pre-Funded Warrant	8-K	8/21/23	4.1
4.10	Form of Warrant	8-K	8/21/23	4.2

10.1	Securities Purchase Agreement, by and between Synergy Management Group, LLC and Recruiter.com Group, Inc., dated July 25, 2023	8-K	7/31/23	10.1
10.2	Amendment to Calvary Notes Agreements, dated August 7, 2023, by and between Recruiter.com Group, Inc. and Calvary Fund I LP.	8-K	8/11/23	10.1
10.3	Form of Securities Purchase Agreement, dated August 17, 2023, by and between the Company and the Purchaser	8-K	8/21/23	10.1
10.4	Second Amendment to Loan and Security Agreement, dated as of August 16, 2023, by and among Recruiter.com Group, Inc., Recruiter.com, Inc. Recruiter.com Recruiting Solutions, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc, Recruiter.com – OneWire, Inc., CognoGroup, Inc., and Montage Capital II, L.P.	8-K	8/22/23	10.1
10.5	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 29, 2023	8-K	9/5/23	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Chief Financial Officer				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

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

Dated: May 15, 2024	RECRUITER.COM GROUP, INC.

	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer

