Form 10-Q/A
period 2024-03-31
Recruiter.com Group, Inc.
filed 2024-05-16
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

Recruiter.com Group, Inc., a Nevada corporation (“RGI”, “Company”, “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Report”).

As the result of an inadvertent administrative error, the Certification of Principal Financial Officer within the Item 6 of Part II Exhibit 31.2 of the Original Report was not attached as well as a separate certification of the Chief Financial Officer was not included in the Original Report.

This Amendment includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amendment. Item 6 of Part II of the Original Report is amended to reflect the filing of these new certifications.

In addition, this amendment includes certain revisions to the financials statement disclosure footnote 8 – Stockholders Equity included in the Original Report revising de minimis clerical errors previously made.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events.

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

Shares issued upon conversion of note payable

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. The Company issued 286,001 shares of common stock in exchange for the conversion of $523,380 of outstanding debt.

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $258,714.53 into 168,414 shares of the Company's common stock, The share value based on the grant date was $273,673, and accordingly the Company recognized a loss on conversion of $14,959.

Shares issued for services

During the three months March 31, 2024, the company granted a total of 180,000 fully vested shares of common stock to consultants of the Company. The value of the fully vested shares granted was determined by the quoted trading price of $1.42 or $255,600 and recognized as stock compensation for three months ended March 31, 2024. There was no stock granted during the three months March 31, 2023.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
2.3*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Insigma, Inc.	8-K	8/11/23	2.1
2.4*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Akvarr, Inc.	8-K	8/11/23	2.2
2.5*	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	8/22/23	2.1
2.6*	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 18, 2023.	8-K	8/24/23	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
3.1(d)	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
4.9	Form of Pre-Funded Warrant	8-K	8/21/23	4.1
4.10	Form of Warrant	8-K	8/21/23	4.2

10.1	Securities Purchase Agreement, by and between Synergy Management Group, LLC and Recruiter.com Group, Inc., dated July 25, 2023	8-K	7/31/23	10.1
10.2	Amendment to Calvary Notes Agreements, dated August 7, 2023, by and between Recruiter.com Group, Inc. and Calvary Fund I LP.	8-K	8/11/23	10.1
10.3	Form of Securities Purchase Agreement, dated August 17, 2023, by and between the Company and the Purchaser	8-K	8/21/23	10.1
10.4	Second Amendment to Loan and Security Agreement, dated as of August 16, 2023, by and among Recruiter.com Group, Inc., Recruiter.com, Inc. Recruiter.com Recruiting Solutions, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc, Recruiter.com – OneWire, Inc., CognoGroup, Inc., and Montage Capital II, L.P.	8-K	8/22/23	10.1
10.5	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 29, 2023	8-K	9/5/23	10.1
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

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

Dated: May 16, 2024	RECRUITER.COM GROUP, INC.

	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer

Dated: May 16, 2024
	By:	/s/ Miles Jennings
Miles Jennings
Interim Chief Financial Officer and Director

