Form 10-K/A
period 2023-12-31
Recruiter.com Group, Inc.
filed 2024-08-14
CIK 1462223

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

 DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Recruiter.com Group, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original 2023 Form 10-K”). The purpose of this Amendment is to clarify and update Item 1: Description of the Business, to further detail the restructuring and repositioning plan of the Company.  In addition, the Amendment includes and updates certain of the exhibits along with their related hyperlinks.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  Item 15 of Part IV of the Original 2023 Form 10-K is amended to reflect the filing of these new certifications.

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original 2023 Form 10-K and does not reflect events occurring after the filing of the Original 2023 Form 10-K. As such, this Amendment speaks only as of the date the Original 2023 Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 2023 Form 10-K to give effect to any subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original 2023 Form 10-K and the Company’s other filings with the SEC.

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

We have seven operating subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC:AESO) (“Atlantic Energy”).

For employers needing talent acquisition services, we place independent recruiters from our network with our clients on a project basis. To round out our offerings, we provide other talent acquisition support services, including job posting, consulting, and staffing.

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and planning to sell its Recruiter.com website in 2024.  In 2023, we laid the groundwork for several transformative transactions that substantially change the direction of the company. Specifically, our license agreement with GoLogiq, Inc. (“GoLogiq”), as described herein, and the planned sale of the Recruiter.com brand represent major shifts in our core revenue lines and business focus. These developments reflect a significant transition in our strategic priorities and operational framework, indicating a fundamental change in the company's trajectory.

On February 12, 2024, the Board of Directors approved a reorganization of the Company whereby the Company will segregate certain of the existing business assets and certain liabilities into its subsidiary Atlantic Energy along with a subsequent spin-out of that business through a distribution of shares of Atlantic Energy (to be renamed CognoGroup, Inc.), which is a material disposition of the Company’s assets, subject to shareholder approval (“CognoGroup Spin-out”).

The assets being transferred to CognoGroup, Inc. will encompass substantially all business assets and operations of Recruiter.com Group, Inc., with the notable exception of the license procured from GoLogiq. The specific assets slated for transfer include, but are not limited to, the following:

•	Mediabistro: A comprehensive job board technology and business serving the media industry.

•	Recruiter.com: The primary website, which is currently undergoing a sale process to Job Mobz, Inc. In the event that this sale to Job Mobz is consummated, the resultant Job Mobz stock will be transferred to CognoGroup

•	CandidatePitch: A sophisticated Software-as-a-Service (SaaS) platform designed for recruitment marketing.

•	RecruitingClasses.com: An extensive training platform tailored for recruiters.

•	Equity and Profit Share in Futuris.

•	Social Media Assets.

•	Miscellaneous Assets: Including various trademarks, business partnerships, business contacts, agreements, and intellectual properties.

The liabilities being transferred to CognoGroup, Inc. will include substantially all liabilities with the exception of debenture debt. The liabilities that are expressly excluded from the transfer and shall remain as obligations of the Company include:

•	Original Issue Discount Promissory Notes and all related debt, warrants, liabilities, and obligations: Initially dated as of August 17, 2022, and August 30, 2022, issued pursuant to the August 17 and 30, 2022 Securities Purchase Agreements (SPAs) executed with Cavalry Fund I LP, Porter Partners LP, L1 Global Opportunities Master Fund, Firstfire Global Opportunities Fund LLC, and Puritan Partners LLC. This encompasses corresponding debt, warrants, liabilities, and obligations following their transfer to other investors on or around February 12, 2024.

Additionally, the following assets will be excluded from the transfer and shall remain the property of the Company:

•	Rights and Obligations under the Technology License and Commercialization Agreement: Executed on February 23, 2024, between Recruiter.com Group, Inc. and GoLogiq, Inc.

•	Shares of Atlantic Energy Solutions, Inc. ("AESO"): These shares are to be distributed to the shareholders of the Company at a subsequent date following shareholder approval.

The underlying rationale for this strategic spin-out is to enable Recruiter.com Group, Inc. to refocus its business operations on a new line of business and to generate value for its shareholders through the distribution and segregation of its business assets into a newly focused public company. By establishing CognoGroup, Inc., the Company intends to streamline its operational focus and align its strategic objectives more closely with its core business areas, thereby enhancing overall shareholder value.

Subject to shareholder approval of the spin-out, all shares held by Recruiter.com Group, Inc. in CognoGroup, Inc. will be distributed to its shareholders. Recruiter.com Group, Inc. currently holds 1,000,000 preferred shares in CognoGroup, Inc., which are convertible on a 1,000-for-one basis, resulting in a total of one billion shares. The Company plans to convert up to one billion of these shares and distribute them entirely to its shareholders. The final distribution count will be determined at the discretion of management but shall comprise the entirety of the shares held by Recruiter.com Group, Inc.

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

8

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

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021, including global certificate and form of Warrant used for issuance of Unit Warrants	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021	8-K	7/12/21	4.1
4.3	Promissory Note issued to Novo Group, Inc. on August 27, 2021	8-K	9/2/21	4.1
4.4	Form of Representative Warrants	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrants	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
4.8	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	08/17/22	4.1
4.9	Form of Common Stock Purchase Warrant granted on August 30, 2022	8-K	08/31/22	4.1
4.10	Warrant to Purchase Stock issued on October 19, 2022+	8-K	10/20/22	4.1
4.11	Form of First Amendment to Common Stock Purchase Warrant, dated as of February 3, 2023	8-K	02/08/23	4.1
10.1	2017 Equity Incentive Plan*	10-K	6/29/18	10.11
10.2	Employment Agreement, by and among Recruiter.com Group, Inc. and Miles Jennings*	8-K	9/17/21	10.2
10.3	Employment Agreement, by and among Recruiter.com Group, Inc. and Judy Krandel*	8-K	9/17/21	10.3
10.4	Employment Agreement, by and among Recruiter.com Group, Inc. and Evan Sohn*	8-K	9/17/21	10.4
10.5	Technology Services Agreement, dated January 17, 2020, by and between Recruiter.com Group, Inc. and Recruiter.com (Mauritius) Ltd.	8-K	1/23/20	10.1
10.6	Director Agreement, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	9/11/20	10.2
10.7	Amendment 1 to Director Agreement, dated January 13, 2021, by and between Recruiter.com Group, Inc. and Deborah Leff*	8-K	1/21/21	10.1

10.8	Director Agreement, by and between Recruiter.com Group, Inc. and Steve Pemberton*	8-K	4/2/21	10.1
10.9	Director Agreement, by and between Recruiter.com Group, Inc. and Robert Heath*	8-K	4/2/21	10.2
10.10	Asset Purchase Agreement, dated January 22, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Scouted, Inc., RLJ Talent Consulting, Inc., and Jacqueline Loeb	10-Q	5/14/21	10.5
10.11	Asset Purchase Agreement and Plan of Reorganization, dated March 25, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Upsider, Inc., Upsider, Inc., and Josh McBride	8-K	3/31/21	10.1
10.12	Registration Rights Agreement, dated March 25, 2021, by and between Recruiter.com Group, Inc. and Upsider, Inc.	8-K	3/31/21	10.2
10.13	Asset Purchase Agreement, dated May 10, 2021, by and among Recruiter.com Group, Inc., Recruiter.com Onewire, Inc., OneWire Holdings, LLC., and Eric Stutzke	10-Q	5/14/21	10.8
10.14	Asset Purchase Agreement, dated July 7, 2021, by and among Recruiter.com Group, Inc., Parrut, Inc., and the individuals named therein+	8-K	7/12/21	10.1
10.15	Registration Rights Agreement, dated July 7, 2021, by and between Recruiter.com Group, Inc. and Parrut, Inc.	8-K	7/12/21	10.2
10.16	Asset Purchase Agreement, dated as of August 27, 2021, by and among Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein+	8-K	9/2/21	10.1
10.17	Registration Rights Agreement, dated as of August 27, 2021, by and between Recruiter.com Group, Inc., Novo Group, Inc., and the individuals named therein	8-K	9/2/21	10.2
10.18	Recruiter.com Group, Inc. 2021 Equity Incentive Plan*	DEFA	7/28/21	A
10.19	Executive Employment, by and between the Company and Josh McBride, dated March 25, 2021*				Filed
10.20	Executive Employment by and between the Company and Xuan Smith, dated March 25, 2021*				Filed
10.21	Form of Incentive Stock Option Agreement				Filed
10.22	Form of Non-Qualified Stock Option Agreement				Filed
10.23	Novo Adjusted Agreement, dated April 1, 2022, by and among the Company, Novo Group, Inc. and Michael Harris	8-K	04/07/22	10.1
10.24	Factoring Agreement, effective April 27, 2022, by and among CSNK Working Capital Finance Corp. d/b/a Bay View Funding, Recruiter.com Group, Inc., Recruiter.com, Inc., Recruiter.com, LLC, Recruiter.com Recruiting Solutions, LLC and Recruiter.com Consulting LLC	8-K	05/02/22	10.1
10.25	Securities Purchase Agreement, dated August 17, 2022, by and among the Company and the lending parties who have executed signature pages thereto as purchasers+	8-K	08/17/22	10.1
10.26	Form of Original Issue Discount Promissory Note dated August 17, 2022	8-K	08/17/22	10.2
10.27+	Securities Purchase Agreement, dated August 30, 2022, by and among the Company and the lending parties who have executed signature pages thereto as purchasers+	8-K	08/31/22	10.1
10.28	Form of Original Issue Discount Promissory Note dated August 30, 2022	8-K	08/31/22	10.2
10.29	Loan and Security Agreement, dated October 19, 2022, by and among the Company, its subsidiaries, and Montage Capital II, L.P.	8-K	10/20/22	10.1
10.30	Consent and Amendment No. 1 to Promissory Note, by and between the Company, Novo Group, Inc., and Montage Capital II, L.P. dated February 2, 2023 and effective as of November 1, 2022.	8-K	02/08/23	10.1
10.31	First Amendment to Loan and Security Agreement, dated February 2, 2023, by and among the Company, its subsidiaries, and Montage Capital II, L.P.	8-K	02/08/23	10.2

21.1	Subsidiaries	10-K	3/9/21	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Dated: August 14, 2024	RECRUITER.COM GROUP, INC.

	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Granger Whitelaw	President & Chief Executive Officer	August 14, 2024
Granger Whitelaw	(Principal Executive Officer)

/s/ Miles Jennings	Interim Chief Financial Officer and Director	August 14, 2024
Miles Jennings

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

