Form 10-Q
period 2024-06-30
Recruiter.com Group, Inc.
filed 2024-08-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 13, 2024, the number of shares of the registrant’s common stock outstanding was 3,309,582.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Recruiter.com Group, Inc. and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash	$257,024	$1,008,408
Accounts receivable, net of allowance for doubtful accounts of $902,245 and $1,051,411, respectively	41,042	405,786
Prepaid expenses and other current assets	271,129	252,099
Investment in marketable securities	240,317	382,144
Total current assets	809,512	2,048,437

Property and equipment, net of accumulated depreciation of $57,336 and $38,776, respectively	21,214	36,311
Intangible assets, net	1,841,653	1,301,337
Goodwill	7,101,084	7,101,084
Total assets	$9,773,463	$10,487,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,296,551	$1,696,022
Accrued expenses	787,058	770,625
Accrued compensation	125,721	154,764
Accrued interest	410,599	280,597
Deferred payroll taxes	-	2,484
Other liabilities	17,333	82,188
Loans payable - current portion, net of discount	3,684,437	5,631,633
Warrant liability	436,380	504,000
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	116,109	149,848
Total current liabilities	7,159,188	9,557,161

Total liabilities	7,159,188	9,557,161

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred Stock, 10,000,000 authorized, $0.0001 par value	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024, and December 31, 2023	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 and 86,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023	-	9
Preferred stock, Series F, 0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of June 30, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value; 6,666,667 shares authorized; 3,272,582 and 1,433,903 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	327	143
Additional paid-in capital	80,826,730	77,348,939
Accumulated deficit	(78,212,782)	(76,419,083)
Total stockholders' equity	2,614,275	930,008

Total liabilities and stockholders' equity	$9,773,463	$10,487,169

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months ended June 30, 2024 and 2023

(Unaudited)

	Three months Ended June 30,	Three months Ended June 30,	Six months Ended June 30,	Six months Ended June 30,
	2024	2023	2024	2023
REVENUE
Revenue	$133,101	$575,353	$355,658	$2,827,149
Cost of revenue	-	317,974	3,029	1,911,464

Gross Profit	133,101	257,379	352,629	915,685

OPERATING EXPENSES
Sales and marketing	39,773	79,453	92,519	236,036
Product development	5,320	84,282	17,257	326,562
Amortization of intangibles	272,687	325,702	587,097	633,428
General and administrative	798,510	886,579	1,692,250	3,720,704
Total operating expenses	1,116,290	1,376,016	2,389,123	4,916,730

LOSS FROM CONTINUING OPERATIONS	(983,189)	(1,118,637)	(2,036,494)	(4,001,045)

OTHER INCOME (EXPENSES)
Interest expense	(152,468)	(647,213)	(518,321)	(1,161,369)
Other income	176	754,312	5,346	756,099
Finance cost	-	(327,073)	-	(327,073)
Gain on assets sale	150,000	-	250,000	-
Gain on settlement of payables	-	178,749	-	178,749
Loss on fair value of marketable securities	(33,315)	-	(141,827)	-
Gain on debt extinguishment, net	-	-	579,977	-
Change in fair value of warrant liability	3,524	-	67,620	-
Total other (expenses) income	(32,083)	(41,225)	242,795	(553,594)

LOSS BEFORE INCOME TAXES	(1,015,272)	(1,159,862)	(1,793,699)	(4,554,639)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,015,272)	$(1,159,862)	$(1,793,699)	$(4,554,639)
Net income from discontinued operations	-	179,589	-	258,597
Net Loss	(1,015,272)	(980,273)	(1,793,699)	(4,296,042)
Deemed dividends	-	-	-	(503,643)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,015,272)	$(980,273)	$(1,793,699)	$(4,799,685)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.35)	$(1.00)	$(0.74)	$(4.01)
NET INCOME FROM DISCONTIUNED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	-	0.15	-	0.23
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.35)	(0.85)	(0.74)	(4.22)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	2,860,568	1,159,279	2,419,204	1,137,127

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

 Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Six Months Ended June 30, 2024, and 2023

(Unaudited)

	Preferred stock Series E		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	-	-	-	-	44,247	-	44,247
Common stock issued for services	-	-	180,000	18	255,582	-	255,600
Conversion of Preferred stock, Series E, to Common stock	(86,000)	(9)	28,667	3	6	-	(0)
Common stock issued in connection with purchase of intangible assets	-	-	392,155	39	647,016	-	647,055
Warrants issued in connection with purchase of intangible assets	-	-	-	-	480,358	-	480,358
Issuance of common stock upon conversion of promissory note	-	-	168,414	17	273,656	-	273,673
Issuance of common stock upon conversion of promissory notes	-	-	286,001	29	523,351	-	523,380
Common stock issued upon exercise of warrants	-	-	213,186	21	592,036	-	592,057
Net loss	-	-	-	-	-	(778,427)	(778,427)
Balance as of March 31, 2024	-	$-	2,702,326	$270	$80,165,191	$(77,197,510)	$2,967,951
Stock based compensation - Options	-	-	-	-	27,967	-	27,967
Proceeds from sale of common stock in offering	-	-	481,000	48	480,952	-	481,000
Issuance of common stock upon settlement of consulting agreement	-	-	89,256	9	152,620	-	152,629
Net loss	-	-	-	-	-	(1,015,272)	(1,015,272)
Balance as of June 30, 2024	-	$-	3,272,582	$327	$80,826,730	$(78,212,782)	$2,614,275

	Preferred stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	86,000	$9	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317
Stock based compensation - Options and Warrants	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants, net of offering costs	-	-	54,768	5	-	-	315,173	-	315,178
Net loss	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	86,000	$9	1,147,339	$115	39,196	$4	$75,695,500	$(73,074,953)	$2,620,675
Stock based compensation - option	-	-	-	-	-	-	219,560	-	219,560
Common stock issued for the exchange of warrants	-	-	38,804	4	(39,196)	(4)	-	-	-
Net loss	-	-	-	-	-	-	-	(980,273)	(980,273)
Balance as of June 30, 2023	86,000	9	1,186,143	119	-	-	75,915,060	(74,055,226)	1,859,962

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(1,793,699)	$(4,296,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	602,195	645,943
Bad debt (recovery) expense	(69,641)	200,000
Loss on common stock issued in settlement	152,629	-
Gain on extinguishment of debt	(579,977)	-
Equity based compensation expense - stock	255,600	762,509
Equity based compensation expense - option	72,214	-
Loss on fair value of marketable securities	141,827	-
Gain on assets sale	(250,000)	-
Gain on settlement of debt	-	(178,749)
Change in fair value of warrant liability	(67,620)	-
Amortization of debt discount and debt costs	177,072	726,708
Factoring discount fee and interest	-	20,236
Changes in assets and liabilities:
Decrease in accounts receivable	434,384	591,126
Decrease (increase) in prepaid expenses and other current assets	(19,030)	(10,262)
Increase (decrease) in accounts payable and accrued liabilities	(246,599)	(133,506)
(Decrease) increase in deferred revenue	(33,739)	(40,628)
Net cash (used) in operating activities	(1,224,384)	(1,712,665)

Cash Flows From Investing Activities:
Proceeds from sale of assets	250,000	-
Net cash from investing activities	250,000	-

Cash Flows From Financing Activities:
Proceeds from ERC advances	-	450,000
Repayment of ERC advances	-	(80,528)
Proceeds from sale of common stock in offering	481,000	-
Payments of promissory notes	(592,057)	-
Repayments of notes	(258,000)	(173,027)
Proceeds from factoring agreement	-	871,821
Repayments of factoring agreement	-	(175,127)
Gross proceeds from exercise of warrants	592,057	315,178
Net cash provided by financing activities	223,000	1,208,317

Net decrease in cash	(751,384)	(504,348)
Cash, beginning of period	1,008,408	946,804

Cash, end of period	$257,024	$442,456

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$104,293	$176,769
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$-	$1,000,020
Issuance of common stock upon purchase of intangible assets	$647,055	$-
Warrants issued in connection with purchase of intangible assets	$480,358	$-
Issuance of common stock upon conversion of note payable	$273,673	$-
Issuance of common stock from conversion of Preferred stock, Series E	$9	$-
Issuance of common stock upon exercise of warrants and conversion of debt	$1,115,437	$-
Deemed dividends	$-	$503,643
Offering costs as a result of modification of warrants to induce exercise	$-	$10,400

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Recruiter.com Group, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

June 30, 2024

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

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of $1,800,000, subject to certain adjustments. The Company entered into a number of amendments to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to September 2, 2024. Furthermore, in 2024 the Company received a non-refundable payment of $100,000 from Job Mobz during the quarter ended March 31, 2024, that has been recorded as a gain on assets sale within the accompanying condensed consolidated statements of operations. On April 9, 2024, the Company received $150,000 as the second part of the nonrefundable payment from Job Mobz. The payment shall be credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement (See Note 12).

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

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis. During the first and second quarter of 2024, the Company primarily focused on completing strategic transactions with Job Mobz and GoLogiq.

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company shifted its focus during 2023, by selling its consulting and staffing business and discontinued its full-time placement service business. During the first and second quarter of 2024, the Company operated primarily in its Marketplace Solutions line of business, which consists primarily of job board and recruitment advertising activities through its Mediabistro website, located at https://www.mediabistro.com.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2024, and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The balance sheet as of December 31, 2023, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of June 30, 2024. As of June 30, 2024, and December 31, 2023, the Company had $0 and $638,299 in excess of the FDIC limit, respectively. The Company had no cash equivalents as of June 30, 2024.

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

8

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2024, or December 31, 2023.

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

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Three Months Ended June 30,
	2024	2023
Recruiters On Demand	$120	$209,902
Consulting and staffing services	-	45,762
Software Subscriptions	-	35,046
Revenue Share	-	102,440
Marketplace Solutions	132,981	182,203
Total revenue	$133,101	$575,353

	Six Months Ended June 30,
	2024	2023
Recruiters On Demand	$120	$1,786,755
Consulting and staffing services	5,550	124,181
Software Subscriptions	-	412,941
Full time placement fees	-	20,000
Marketplace Solutions	349,988	380,832
Revenue Share	-	102,440
Total revenue	$355,658	$2,827,149

As of June 30, 2024, and December 31, 2023, deferred revenue amounted to $116,109 and $149,848, respectively. During the six months ended June 30, 2024, the Company recognized approximately $83,025 of revenue that was deferred as of December 31, 2023. Deferred revenue as of June 30, 2024, is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred Q2 2024	Recognize Q3 2024	Recognize Q4 2024	Recognize 2025
Other	$49,371	$-	$-	$49,371
Marketplace Solutions	66,738	51,376	11,134	4,228
TOTAL	$116,109	$51,376	$11,134	$53,599

Revenue from international sources was approximately 1.66% and 0.2% for the three months ended June 30, 2024, and 2023, respectively, and 2.16% and 0.20% for the six months ended June 30, 2024 and 2023, respectively.

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

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $902,245 and $1,051,411 as of June 30, 2024, and December 31, 2023, respectively. Bad debt (recovery) expense was ($20,733) and $0 for the three months ended June 30, 2024, and 2023 and ($69,641) and $200,000 for the six months ended June 30, 2024, and 2023, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended June 30, 2024, and 2023 was $8,839 and $6,258, respectively and was $15,098 and $12,516 for the six months ended June 30, 2024 and 2023.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 90% in the aggregate. As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%.

For the six months ended June 30, 2024, two customers accounted for 10% or more of total revenue, at 40% in the aggregate. For the six months ended June 30, 2023, one customer accounted for 10% or more of total revenue, at 48%.

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

We had used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $39,773 and $79,453 for the three months ended June 30, 2024, and 2023, respectively. Advertising and marketing costs were $92,519 and $236,036 for the six months ended June 30, 2024, and 2023, respectively, and are included in sales and marketing on the condensed consolidated statements of operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of June 30, 2024, December 31, 2023:

	Fair Value at June 30,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3

Marketable Securities	$240,317	$240,317	$-	$-
Warrant Liability	$436,380	$-	$-	$436,380

	Fair Value at December 31,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3

Marketable Securities	$382,144	$382,144	$-	$-
Warrant Liability	$504,000	$-	$-	$504,000

For the Company's earn-out and warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and six months ended June 30, 2024, and year ended December 31, 2023:

Ending balance, December 31, 2022	$600,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(96,000)
Ending balance, December 31, 2023	$504,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(64,096)
Ending balance, March 31, 2024	$439,904
Re-measurement adjustments:	-
Change in fair value of warrant liability	(3,524)
Ending balance, June 30, 2024	$436,380

Significant unobservable inputs used in the fair value measurements of the Company's derivative liabilities designated as Level 3 are as follows:

June 30, 2024
Fair value	$436,380
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

December 31, 2023
Fair value	$504,000
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three and six months ended June 30, 2024, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2023, the Company recorded a deemed dividend of $503,643 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 1,020,767 and 817,489 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	Three Months Ended June 30,
	2024	2023
Net loss	$(1,015,272)	$(980,273)
Deemed dividend	-	-
Net loss, numerator, basic computation	$(1,015,272)	$(980,273)

	Six Months Ended June 30,
	2024	2023
Net loss	$(1,793,699)	$(4,296,042)
Deemed dividend	-	(503,643)
Net loss, numerator, basic computation	$(1,793,699)	$(4,799,685)

	June 30,	June 30,
	2024	2023
Options	70,511	215,954
Stock awards	-	2,808
Warrants	950,256	570,060
Convertible preferred stock	-	28,667
	1,020,767	817,489

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

In the period from January 2024 through July 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.2 million in operations during the six months ended June 30, 2024 and has a working capital deficit of approximately $6.4 million at June 30, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2024, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$95,824	$6,126
Prepaid advertisement	146,500	146,500
Prepaid insurance	28,805	86,413
Other receivables	-	13,060
Prepaid expenses and other current assets	$271,129	$252,099

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

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both June 30, 2024, and December 31, 2023, is $552,527, while accumulated unrealized losses were $312,210 and $170,383 as of June 30, 2024, and December 31, 2023, respectively. The fair market value of available for sale marketable securities were $240,317 and $382,144 as of June 30, 2024, and December 31, 2023, respectively.

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2024, and 2023:

	June 30, 2024	June 30, 2023
Beginning Balance – January 1	$382,144	$-
Additions	-	-
Recognized losses	(141,827)	-
Ending Balance – June 30	$240,317	$-

Net losses on equity investments were as follows:

	Six Months Ended
	June 30,
	2024	2023
Net realized losses on investment sold or assigned	$-	$-
Net unrealized losses on investments still held	141,827	-
Total	$141,827	$-

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

There were no changes in the carrying amount of goodwill for the periods ended June 30, 2024, and December 31, 2023.

Intangible Assets

Intangible assets for the periods ended June 30, 2024, and December 31, 2023, are summarized as follows:

	June 30, 2024	December 31, 2023
Customer contracts	$5,644,411	$8,093,787
Software acquired	2,563,937	3,785,434
License	2,854,379	1,726,966
Internal use software developed	157,939	325,491
Domains	40,862	40,862
	11,261,528	13,972,539
Less accumulated amortization	(9,419,875)	(8,832,778)
Total	1,841,653	5,139,762
Less impairment	-	(3,838,425)
Carrying value	$1,841,653	$1,301,337

Amortization expense of intangible assets was $272,686 and $325,702 for the three months ended June 30, 2024, and 2023, respectively, and $587,097 and $633,428 for the six months ended June 30, 2024 and 2023 related to the intangible assets acquired in business combinations and licensing agreements. Future amortization of intangible assets is expected to be approximately as follows: 2024 (remainder of year), $440,846; 2025, $814,130; 2026, $524,089; 2027, $40,343; and thereafter, $22,245. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

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

During 2021, the Company acquired certain intangible assets pursuant to our Scouted, Upsider, OneWire, Parrut, and Novo Group acquisitions. These intangible assets aggregate approximately $11.6 million and consist primarily of sales and client relationships, contracts, intellectual property, partnership and vendor agreements and certain other assets. We completed the accounting and valuations of the assets acquired.

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the condensed consolidated balance sheet. As of June 30, 2024, and December 31, 2023, the Company utilized approximately $54,000 of advertising from CEG.

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of June 30, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated depreciation of $135,707 and a net carrying value of $991,706.

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

The following table presents the major income and expense line items relate to the staffing and consulting services revenue as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023

Revenue	$-	$1,465,776
Cost of revenue	-	1,286,187
Gross Profit	-	179,589
Operating expenses:
General and Administrative	-	-
Total operating expenses	-	-
Net income from discontinued operations	$-	$179,589

	Six months ended June 30,
	2024	2023

Revenue	$-	$2,506,719
Cost of revenue	-	2,248,122
Gross Profit	-	258,597
Operating expenses:
General and Administrative	-	-
Total operating expenses	-	-
Net income from discontinued operations	$-	$258,597

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on condensed consolidated statement of operations for the three-months ended March 31, 2024. As of June 30, 2024, and December 31, 2023, the outstanding balance on the promissory note with Parrut was $0 and $238,723, respectively.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note originally had a term of 30 months, bears interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 1, 2023. The reduction in the promissory note was accounted for as a gain on debt extinguishment in 2023.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital.

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, through and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 27, 2021 (the “Novo Note”), issued by the Company to Novo Group, Inc. (“Novo”). In an event of default under the Novo Note would cause the default interest rate of 12% to apply as set forth in the Novo Note and Novo would be permitted to elect to accelerate payment of amounts due under the Novo Note. As of June 30, 2024, and December 31, 2023, the outstanding balance on the promissory note with Novo Group was $1,198,617.

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

As of June 30, 2024, and December 31, 2023, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $13,056, respectively, was $296,082 and $1,421,864 respectively.

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

As of June 30, 2024, and December 31, 2023, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $705,738 and $1,194,445 respectively.

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

The Company repaid $258,000 of principle under the Montage note during the six months ended June 30, 2024.

As of June 30, 2024, and December 31, 2023, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $164,016, respectively, was $1,484,000 and $1,577,984, respectively.

On November 8, 2023, we notified Montage and other lenders of the occurrence of the receipt of a default notice from Cavalry, which would have the effect of triggering a cross default.

As of June 30, 2024, and December 31, 2023, the outstanding principal balance on the promissory notes payable totaled $3,684,437 and $5,808,705, respectively.

The status of the loans payable as of June 30, 2024, and December 31, 2023, are summarized as follows:

	June 30, 2024	December 31, 2023
Promissory notes	$3,684,437	$5,808,705
Factoring arrangement	-	-
Total loans payable	3,684,437	5,808,705
Less: Unamortized debt discount or debt issuance costs	-	(177,072)
Less current portion	(3,684,437)	(5,631,633)
Non-current portion	$-	$-

The future principal payments of the loans payable are as follows:

Period Ending December 31,
2024 (Remainder)	$3,684,437

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of June 30, 2024, and December 31, 2023, the Company had 0 and 86,000 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants, as described above. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of June 30, 2024, and December 31, 2023, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 6,666,667 shares of common stock, par value $0.0001 per share. As of June 30, 2024, and December 31, 2023, the Company had 3,272,582 and 1,433,903 shares of common stock outstanding, respectively.

Reverse Stock Split

On August 4, 2023, the Company approved a one-for-fifteen (1:15) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On August 22, 2023, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes with the Nevada Secretary of State to affect a reverse stock split of the Common Stock, and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-fifteen (15). All share and per share data in the accompanying consolidated financial statements and footnotes and throughout this report has been retroactively adjusted to reflect the effects of the reverse stock split.

 Shares issued upon purchase of intangible assets

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”).  Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock. On February 22, 2024, the effective date, a total of 1,961,755 common shares were issued and outstanding requiring the company to initiate an issuance of 392,155 shares valued at $647,055, based on the quoted trading price on the grant date, to GOLQ per the agreement.

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

Shares issued for services

During the six months ended June 30, 2024, the company granted a total of 180,000 fully vested shares of common stock to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.42 and in aggregate of $255,600 and recognized as stock compensation for the six months ended June 30, 2024.

Shares issued in offering

On June 6, 2023, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 481,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.00 per share for aggregate proceeds to the Company of $481,000.

Shares issued in connection with settlement of consulting agreement

On May 29, 2024, the Company entered into a settlement agreement whereas the Company and vendor agreed to settle disputes arising from certain engagement letters signed December 5, 2022, and June 1, 2023. In exchange for vendor’s settlement, the Company issued the equivalent of $150,000 of common stock, valued at the 30-day Volume Weighted Average Price as of May 29, 2024. The Company issued 89,256 shares of common stock to the vendor and recognized $152,629 of settlement expense in the quarter related to the agreement.

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

Stock Options

There were no stock options granted during the six months ended June 30, 2024.

During the three months ended June 30, 2024, and 2023, we recorded $27,967 and $219,560 of compensation expense, respectively, related to stock options, and during the six months ended June 30, 2024, and 2023, we recorded $72,214 and $762,509 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of June 30, 2024, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	240,188	$46.96	0.78	$-
Granted	-	-
Exercised	-	-
Expired or cancelled	(169,677)	53.05
Outstanding at June 30, 2024	70,511	$31.04	1.37	$-
Exercisable at June 30, 2024	55,258	$33.57	1.07	$-

As of June 30, 2024, there was approximately $159,227 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2024, $54,007; 2025, $89,018; 2026, $14,683; 2027, $1,223; and thereafter $296. The intrinsic value of options outstanding is $0 at June 30, 2024 and the intrinsic value of options exercisable is $0 at June 30, 2024.

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

Warrant activity for the six months ended June 30, 2024, is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2023	979,853	$2.37
Issued	292,000	0.10
Exercised	(213,186)	0.19
Expired or cancelled	(108,411)	0.38
Outstanding at June 30, 2024	950,256	$1.89

All warrants are exercisable at June 30, 2024. The weighted average remaining life of the warrants is 2.83 years at June 30, 2024.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

June 30, 2024
Risk-free interest rates	4.28%
Expected life (in years)	3.00
Expected volatility	194.4%
Dividend yield	0.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims on June 30, 2024. From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $9,360 and $17,855 for the three months ended June 30, 2024, and 2023, respectively, and $18,938 and $27,041 for the six months ended June 30, 2024 and 2023, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations.

NOTE 12 - SUBSEQUENT EVENTS

On July 26, 2024, Recruiter.com and Job Mobz Inc. executed an amendment to their Asset Purchase Agreement, originally signed on August 16, 2023. This amendment extended the closing date to September 2, 2024, and required a non-refundable payment of $120,000 from Job Mobz, credited against the purchase price. Additionally, it included compensation for interest and a penalty if the closing conditions are unmet by the new closing date.

On August 5, 2024, the company granted a total of 37,000 fully vested shares of common stock to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.26 and in aggregate of $83,620.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.

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

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. We continued providing Recruiters on Demand service through a platform and anticipate continuing this work alongside Job Mobz as part of the Managed Services portion of the Asset Purchase Agreement, once the transaction closes, which is anticipated by September 2024.

27

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

Quarter Overview

In the second quarter of 2024, the period ending June 30, 2024, the Company continued to concentrate on finalizing its strategic transactions critical to its evolution. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also continued preparing for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation ("CognoGroup"). CognoGroup is planned to hold the current recruitment-related technology assets, including Mediabistro, a job board for the media industry, as well as other assets and projects of the Company, such as its AI-enabled CandidatePitch software and RecruitingClasses.com.

The Company is also expected to close the sale of its Recruiter.com website to Job Mobz shortly; however, the Company executed an extension with Job Mobz as per below Key Highlights.

Product development efforts were limited to continued improvements to Mediabistro and its underlying job board technology, as well as technical projects related to the expected sale of Recruiter.com.

Our key highlights for the three months ending June 30, 2024, include the following:

Key Highlights:

•

On April 3, 2024, the board approved an Executive Compensation Letter Agreement with Mr. Whitelaw (the “Agreement”) whereby the Company shall pay Mr. Whitelaw an initial base salary of $10,000 per month along with a discretionary bonus as determined by the board.

•

On June 6, 2024, Recruiter.com Group, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with nine investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 481,000 shares (the “Shares”) of common stock, par value $0.0001, of the Company (“Common Stock”) at a purchase price of $1.00 per Share for aggregate gross proceeds to the Company of approximately $481,000 (the “Registered Offering”). There were no placement agent fees or offering expenses payable by the Company in connection with the Registered Offering. The Shares are being sold pursuant to Company’s effective shelf registration statement on Form S-3 (File No. 333-26470), including a prospectus contained therein, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2022, and was declared effective by the SEC on September 30, 2022, and a related prospectus supplement, dated June 6, 2024, related to the Registered Offering.

•

On June 11, 2024, Recruiter.com Group, Inc. (the “Company”) issued a press release announcing that on June 6, 2024, the Company was formally notified by Nasdaq that it had evidenced full compliance with all requirements for continued listing on The Nasdaq Capital Market, including the Minimum Stockholders’ Equity Requirement, subject to ongoing monitoring and compliance.

Subsequent Events:

•

On July 11, 2024, Recruiter.com entered into Debt Settlement and Release Agreements with holders of the August 17 and August 30, 2022 notes. This agreement, ratified by the Board and majority shareholders, converted all remaining principal, interest, and penalties of the August 17 and August 30, 2022 notes into 5,358,569 shares of common stock, extinguishing approximately $999,253 in principal and interest. The agreements included customary representations, warranties, and indemnification obligations and required several conditions for closing, including shareholder approval and regulatory filings. As the date of this report, the Company remains in the process of finalizing shareholder approval and regulatory filings.

•

On July 11, 2024, the Board and majority shareholders approved the issuance and sale of up to 5,500,000 shares of common stock at $1.00 per share, including an initial 2,000,000 shares to ZK International Group Co., Ltd. in a private placement with a six-month option for an additional 2,000,000 shares. This offering, exempt from registration under Regulation S, included customary conditions and required regulatory and shareholder approvals. Further approvals were obtained for an additional 3,500,000 shares to be sold to U.S. and non-U.S. investors under similar terms, contingent on various conditions including majority shareholder approval and regulatory compliance. As the date of this report, the Company remains in the process of finalizing shareholder approval and regulatory filings.

•

On July 26, 2024, Recruiter.com and Job Mobz Inc. executed an amendment to their Asset Purchase Agreement, originally signed on August 16, 2023. This amendment extended the closing date to September 2, 2024, and required a non-refundable payment of $120,000 from Job Mobz, credited against the purchase price. Additionally, it included compensation for interest and a penalty if the closing conditions are unmet by the new closing date.

•

On August 2, 2024, we filed a Schedule 14C Information Statement with the SEC, outlining recent corporate actions approved by our majority shareholders. These actions include amending our Articles of Incorporation to increase the authorized common stock to 200,000,000 shares, while maintaining the authorized preferred stock at 10,000,000 shares, changing our corporate name to Nixxy, Inc., adopting the 2024 Equity Incentive Plan, authorizing the issuance of shares in private placements and debt settlements, and approving the spin-out of specific business assets. These actions are subject to shareholder approval, with their implementation contingent upon meeting all necessary regulatory compliance requirements. Finalization will occur following the completion of the approval process and any required filings with regulatory agencies.

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023:

Revenue

We had revenue of $0.1 million for the three-month period ended June 30, 2024, as compared to $0.6 million for the three-month period ended June 30, 2023, representing a decrease of $0.5 million or 77%. The decreases resulted primarily from a decrease in our Recruiters on Demand business of $0.2 million or 100% as we transitioned this business to JobMobz, a Recruitment Process Outsourcing company. Software Subscriptions contributed $0 of revenue in 2024 compared to $35 thousand in 2023 as we had sold our AI sourcing software technology last year to Talent, Inc. Marketplace Solutions revenue of $133 thousand decreased by $49 thousand or 27% and only partially offset the decreases outlined above.

Cost of Revenue

Cost of revenue was $0 for the three-month period ended June 30, 2024, compared to $0.3 million for the corresponding three-month period in 2023, representing a decrease of $0.3 million or 100%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue and a higher margin revenue stream in 2024. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended June 30, 2024, was $0.1 million, producing a gross profit margin of 100%. Our gross profit for the corresponding 2023 three-month period was $0.3 million, producing a gross profit margin of 45%. The increase in the gross profit margin from the 2024 period to the 2023 period reflects the shift in the mix in sales for the period as revenue is now primarily generated through marketplace solutions.

Operating Expenses

We had total operating expenses of $1.1 million for the three-month period ended June 30, 2024, compared to $1.4 million for the corresponding three-month period in 2023, a decrease of $0.3 million or 19%. This decrease was due to decreases in general and administrative, sales and marketing, product development, and amortization expenses of $88, $39, 79, and $53 thousand, respectively.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2024, was $40 thousand compared to $79 thousand for the corresponding three-month period in 2023, a reduction of $39 thousand, which reflects a decrease in technology and advertising expenses.

Product Development

Our product development expense for the three-months ended June 30, 2024, decreased to $5 thousand from $84 thousand for the corresponding period in 2023 due to the reduction in operations and revenue during that same period.

Amortization of Intangibles

For the three-month period ended June 30, 2024, we incurred a non-cash amortization charge of $273 thousand as compared to $326 thousand for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024.

General and Administrative

General and administrative expense for the three-month period ended June 30, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2024, our general and administrative expenses were $797 thousand, including $28 thousand of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $887 thousand, including $220 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2024, was expense of ($32) thousand compared to expense of ($41) thousand in the corresponding 2023 period.

Net Loss

For the three-months ended June 30, 2024, we had a net loss from continuing operations of $1.0 million compared to a net loss of $1.2 million during the corresponding three-month period in 2023. For the three-months ended June 30, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $180 thousand during the corresponding three-month period in 2023.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023:

Revenue

We had revenue of $0.4 million for the six-month period ended June 30, 2024, as compared to $2.8 million for the six-month period ended June 30, 2023, representing a decrease of $2.4 million or 87%. The decreases resulted primarily from decreases within our Recruiters on Demand, Consulting and Staffing Services, and Software Subscriptions business lines of $1.8 million, $0.1 million, and $0.4, respectively.

Cost of Revenue

Cost of revenue was $3 thousand for the six-month period ended June 30, 2024, compared to $1.9 million for the corresponding six-month period in 2023, representing a decrease of $1.9 million or 99%. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the six-month period ended June 30, 2024, was $0.4 million, producing a gross profit margin of 99%. Our gross profit for the corresponding 2023 three-month period was $0.9 million, producing a gross profit margin of 32%. The increase in the gross profit margin from the 2024 period to the 2023 period reflects the shift in the mix in sales for the period as revenue is now primarily generated through marketplace solutions.

Operating Expenses

We had total operating expenses of $2.4 million for the six-month period ended June 30, 2024, compared to $4.9 million for the corresponding six-month period in 2023, a decrease of $2.5 million or 51%. This decrease was primarily due to a decrease in general and administrative expenses of $2.0 million. Additionally, sales and marketing, and product development decreased by $144 and $309 thousand, respectively.

Sales and Marketing

Our sales and marketing expense for the six-month period ended June 30, 2024, was $93 thousand compared to $236 thousand for the corresponding three-month period in 2023, a reduction of $144 thousand, which reflects a decrease in technology and advertising expenses.

Product Development

Our product development expense for the six-months ended June 30, 2024, decreased to $17 thousand from $327 thousand for the corresponding period in 2023. This decrease was primarily attributable to a $309 thousand decrease in hosting and data expenses during the period.

Amortization of Intangibles

For the six-month period ended June 30, 2024, we incurred a non-cash amortization charge of $587 thousand as compared to $633 thousand for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024.

General and Administrative

General and administrative expense for the six-month period ended June 30, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six-month period ended June 30, 2024, our general and administrative expenses were $1.7 million, including $328 thousand of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $3.7 million, including $763 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the six-month period ended June 30, 2024, was income of $243 thousand compared to expense of ($554) thousand in the corresponding 2023 period. The primary reason for the increase in income in 2024 was due to a gain on debt extinguishment of $580 thousand.

Net Income (Loss)

For the six-months ended June 30, 2024, we had a net loss from continuing operations of $1.8 million compared to a net loss of $4.6 million during the corresponding six-month period in 2023. For the six-months ended June 30, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $259 thousand during the corresponding three-month period in 2023.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three months Ended June 30,
	2024	2023

Net Income (loss)	$(1,015,272)	$(980,273)
Interest expense and finance cost, net	(152,468)	(974,286)
Depreciation & amortization	281,528	331,959
EBITDA (loss)	(886,212)	(1,622,600)
Bad debt (recovery) expense	(20,733)	-
Gain on Settlement of Payables	-	178,749
Stock-based compensation	27,967	219,560
Gain on debt extinguishment	-	-
Adjusted EBITDA (Loss)	$(878,978)	$(1,224,291)

	Six months Ended June 30,
	2024	2023

Net Income (loss)	$(1,793,699)	$(4,296,042)
Interest expense and finance cost, net	(518,321)	(1,488,442)
Depreciation & amortization	602,195	645,943
EBITDA (loss)	(1,709,825)	(5,138,541)
Bad debt (recovery) expense	(69,641)	200,000
Gain on Settlement of Payables	-	178,749
Stock-based compensation	327,814	762,509
Gain on debt extinguishment	579,977	-
Adjusted EBITDA (Loss)	$(871,675)	$(3,997,283)

Liquidity and Capital Resources

For the six months ended June 30, 2024, net cash used in operating activities was $1.2 million, compared to net cash used in operating activities of $1.7 million for the corresponding six-month period in 2023. For the six months ended June 30, 2024, net loss was $1.8 million. Net loss includes non-cash items of depreciation and amortization expense of $602 thousand, equity-based compensation expense of $328 thousand, change in fair value of warrant of $68 thousand, amortization of debt discount and debt costs of $177 thousand, loss on marketable securities of $142 thousand, and a gain on extinguishment of debt of $580 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $434 thousand, and prepaid expenses and other current assets increased by $19 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $280 thousand.

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

For the six months ended June 30, 2024, and 2023, net cash provided by investing activities was $250,000 and $0, respectively. The Company received $250 thousand through proceeds of a sale of asset in 2024 comprising of the total amount during the year.

For the six months ended June 30, 2024, net cash provided by financing activities was $233 thousand. The principal factor was $481 thousand of cash received from a fundraising event in which the Company agreed to sell 481,000 shares of their common stock (See Note 8). This cash proceed was partially offset by $258 thousand in repayments of notes payable in the period.

For the six months ended June 30, 2023, net cash provided by financing activities was $1.2 million. The principal factor was $450 thousand of proceeds from ERC advances, $871 thousand of proceeds from factoring agreement, and $315 thousand of proceeds from the exercise of warrants, offset by repayment of ERC advances notes and the factoring agreement of $347 thousand.

Based on cash on hand as of June 30, 2024, of approximately $257 thousand, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2024, we recorded a net loss of $1.8 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the condensed consolidated financial statements, and (2) do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of June 30, 2024.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Herewith
2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
2.3*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Insigma, Inc.	8-K	8/11/23	2.1
2.4*	Asset Purchase Agreement, dated as of August 9, 2023, by and between Recruiter Consulting, LLC and Akvarr, Inc.	8-K	8/11/23	2.2
2.5*	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	8/22/23	2.1
2.6*	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 18, 2023.	8-K	8/24/23	2.1
2.2	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-LK	6/9/23	2.1
3.1(a)	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.1(b)	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.1(c)	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.2	Bylaws, as amended	10-Q	6/25/20	3.2
3.1(d)	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021.	8-K	7/12/21	4.1
4.3	Promissory Note issued to the Novo Group, Inc. on August 27, 2021.	8-K	9/2/21	4.1
4.4	Form of Representative Warrant	8-k	7/6/21	4.1
4.5	Form of Placement Agent Warrant	8-k	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Legended Promissory Note, originally dated August 27, 2021, by the Company in favor of Novo Group, Inc.	8-K	4/7/22	4.1
4.8	Form of First Amendment to Warrant Agreement	8-K	2/8/23	4.1
4.9	Form of Pre-Funded Warrant	8-K	8/21/23	4.1
4.10	Form of Warrant	8-K	8/21/23	4.2

10.1	Securities Purchase Agreement, by and between Synergy Management Group, LLC and Recruiter.com Group, Inc., dated July 25, 2023	8-K	7/31/23	10.1
10.2	Amendment to Calvary Notes Agreements, dated August 7, 2023, by and between Recruiter.com Group, Inc. and Calvary Fund I LP.	8-K	8/11/23	10.1
10.3	Form of Securities Purchase Agreement, dated August 17, 2023, by and between the Company and the Purchaser	8-K	8/21/23	10.1
10.4	Second Amendment to Loan and Security Agreement, dated as of August 16, 2023, by and among Recruiter.com Group, Inc., Recruiter.com, Inc. Recruiter.com Recruiting Solutions, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc, Recruiter.com – OneWire, Inc., CognoGroup, Inc., and Montage Capital II, L.P.	8-K	8/22/23	10.1
10.5	Amendment to Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated August 29, 2023	8-K	9/5/23	10.1
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
104	The cover page for Recruiter.com Group, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

RECRUITER.COM GROUP, INC.

Dated: August 14, 2024	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Miles Jennings
Miles Jennings
Interim Chief Financial Officer and Director

