Form 10-Q
period 2024-09-30
Nixxy, Inc.
filed 2024-11-14
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________:

Commission file number: 001-40563

NIXXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1505893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Farmington Avenue, Suite 252 Bristol, CT	06010
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (855) 931-1500

RECRUITER.COM GROUP. INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Common Stock Purchase Warrants	NIXX NIXXW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

As of November 14, 2024, the number of shares of the registrant’s common stock outstanding was 13,030,661.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Nixxy, Inc. and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash	$2,223,969	$1,008,408
Accounts receivable, net of allowance for doubtful accounts of $890,339 and $1,051,411, respectively	39,477	405,786
Prepaid expenses and other current assets	152,998	252,099
Investment in marketable securities	135,612	382,144
Total current assets	2,552,056	2,048,437

Property and equipment, net of accumulated depreciation of $60,130 and $38,776, respectively	14,957	36,311
Intangible assets, net	1,581,132	1,301,337
Goodwill	7,101,084	7,101,084
Total assets	$11,249,229	$10,487,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,260,735	$1,696,022
Accrued expenses	784,722	770,625
Accrued compensation	118,073	154,764
Accrued interest	215,861	280,597
Deferred payroll taxes	-	2,484
Other liabilities	17,333	82,188
Loans payable - current portion, net of discount	1,198,617	5,631,633
Warrant liability	431,245	504,000
Refundable deposit on preferred stock purchase	285,000	285,000
Deferred revenue	105,417	149,848
Total current liabilities	4,417,003	9,557,161

Total liabilities	4,417,003	9,557,161

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, 10,000,000 authorized, $0.0001 par value	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 and 86,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023	-	9
Preferred stock, Series F, 0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,184,109 and 1,433,903 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	1,218	143
Common Stock to be issued, 1,359,391 and 0 shares as of September 30, 2024 and December 31, 2023, respectively	136	-
Additional paid-in capital	98,353,677	77,348,939
Accumulated deficit	(91,522,805)	(76,419,083)
Total stockholders’ equity	6,832,226	930,008

Total liabilities and stockholders’ equity	$11,249,229	$10,487,169

 The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2024 and 2023

(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
REVENUE
Revenue	$135,886	$183,722	$491,544	$3,010,870
Cost of revenue	-	251,891	3,029	2,163,354

Gross profit (loss)	135,886	(68,169)	488,515	847,516
OPERATING EXPENSES
Sales and marketing	14,854	85,193	107,373	321,229
Product development	14,981	84,871	32,238	411,433
Amortization of intangibles	235,640	321,963	822,737	955,391
General and administrative	5,363,706	1,534,339	7,055,956	5,255,043
Total operating expenses	5,629,181	2,026,366	8,018,304	6,943,096

LOSS FROM CONTINUING OPERATIONS	(5,493,295)	(2,094,535)	(7,529,789)	(6,095,580)

OTHER INCOME (EXPENSE)
Interest expense	(104,933)	(622,883)	(623,254)	(1,784,252)
Income from ERC Credit	-	1,422,773	-	2,177,568
Finance cost	-	-	-	(327,073)
Impairment expense	(24,881)	-	(24,881)	-
Gain on assets sale	1,513,430	-	1,763,430	-
Gain on settlement of payables	-	-	-	178,749
Loss on fair value of marketable securities	(104,705)	-	(246,532)	-
(Loss) on debt extinguishment	(9,101,126)	-	(8,521,149)	-
Other income (expense)	352	(12,566)	5,698	(11,262)
Change in fair value of warrant liability	5,135	-	72,755	-
Total other income (expenses)	(7,816,728)	787,324	(7,573,933)	233,730

Loss from continuing operations before income taxes	(13,310,023)	(1,307,211)	(15,103,722)	(5,861,850)
Provision for income taxes	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(13,310,023)	$(1,307,211)	$(15,103,722)	$(5,861,850)

Net income from discontinued operations	-	276,529	-	535,126
Net Loss	(13,310,023)	(1,030,682)	(15,103,722)	(5,326,724)
Deemed dividends	-	-	-	(503,643)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,310,023)	$(1,030,682)	$(15,103,722)	$(5,830,367)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(2.66)	$(0.96)	$(4.59)	$(4.82)
NET INCOME FROM DISCONTIUNED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	-	0.20	-	0.44
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(2.66)	$(0.75)	$(4.59)	$(4.79)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	5,001,209	1,367,343	3,289,330	1,215,995

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Nine Months Ended September 30, 2024, and 2023

(Unaudited)

	Preferred stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	-	$-	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	-	-	-	-	-	-	44,247	-	44,247
Common stock issued for services	-	-	180,000	18	-	-	255,582	-	255,600
Conversion of Preferred stock, Series E, to Common stock	(86,000)	(9)	28,667	3	-	-	6	-	-
Common stock issued in connection with purchase of intangible assets	-	-	392,155	39	-	-	647,016	-	647,055
Warrants issued in connection with purchase of intangible assets	-	-	-	-	-	-	480,358	-	480,358
Issuance of common stock upon conversion of promissory note	-	-	168,414	17	-	-	273,656	-	273,673
Issuance of common stock upon conversion of promissory notes	-	-	286,001	29	-	-	523,351	-	523,380
Common stock issued upon exercise of warrants	-	-	213,186	21	-	-	592,036	-	592,057
Net loss	-	-	-	-	-	-	-	(778,427)	(778,427)
Balance as of March 31, 2024	-	$-	2,702,326	$270	-	$-	$80,165,191	$(77,197,510)	$2,967,951
Stock based compensation - Options	-	-	-	-	-	-	27,967	-	27,967
Proceeds from sale of common stock in offering	-	-	481,000	48	-	-	480,952	-	481,000
Issuance of common stock upon settlement of consulting agreement	-	-	89,256	9	-	-	152,620	-	152,629
Net loss	-	-	-	-	-	-	-	(1,015,272)	(1,015,272)
Balance as of June 30, 2024	-	$-	3,272,582	$327	-	$-	$80,826,730	$(78,212,782)	$2,614,275
Stock based compensation - Options	-	-	-	-	-	-	27,954	-	27,954
Stock based compensation - Stock	-	-	530,374	53	-	-	1,111,845	-	1,111,898
Issuance of common stock upon settlement of debt	-	-	4,859,178	486	1,219,391	122	11,029,039	-	11,029,647
Proceeds from sale of common stock	-	-	1,749,975	175	-	-	1,749,800	-	1,749,975
Issuance of common stock for services	-	-	1,772,000	177	140,000	14	3,608,309	-	3,608,500
Net Loss	-	-	-	-	-	-	-	(13,310,023)	(13,310,023)
Balance as of September 30, 2024	-	$-	12,184,109	$1,218	1,359,391	$136	98,353,677	$(91,522,805)	$6,832,226

	Preferred stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	86,000	$9	1,085,184	$109	39,196	$4	$74,333,737	$(69,255,541)	$5,078,317
Stock based compensation - Options	-	-	-	-	-	-	390,806	-	390,806
Stock based compensation - RSUs	-	-	-	-	-	-	152,143	-	152,143
Anti-dilution adjustment to warrants	-	-	-	-	-	-	503,643	(503,643)	-
Common stock issued for restricted stock units	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants	-	-	54,768	5	-	-	315,173	-	315,178
Net loss	-	-	-	-	-	-	-	(3,315,769)	(3,315,769)
Balance as of March 31, 2023	86,000	$9	1,147,339	$115	39,196	$4	$75,695,500	$(73,074,953)	$2,620,675
Stock based compensation - option	-	-	-	-	-	-	219,560	-	219,560
Common stock issued for the exchange of warrants	-	-	38,804	4	(39,196)	(4)	-	-	-
Net loss	-	-	-	-	-	-	-	(980,273)	(980,273)
Balance as of June 30, 2023	86,000	$9	1,186,143	$119	-	$(0)	$75,915,060	$(74,055,226)	$1,859,962
Stock based compensation - Options	-	-	-	-	-	-	343,951	-	343,951
Issuance of common stock, net of equity issuance costs of $250,490	-	-	130,000	13	-	-	785,496	-	785,509
Recapitalization	-	-	-	-	-	-	(80,000)	-	(80,000)
Effect of the August 2023 reverse stock split on common stock	-	-	25,537	2	-	-	(2)	-	-
Common stock issued upon exercise of pre-funded warrants	-	-	92,223	9	-	-	(9)	-	-
Net loss	-	-	-	-	-	-	-	(1,030,682)	(1,030,682)
Balance as of September 30, 2023	86,000	$9	1,433,903	$143	-	$(0)	$76,964,496	$(75,085,908)	$1,878,740

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(15,103,722)	$(5,326,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	844,091	974,164
Bad debt (recovery) expense	(85,535)	175,463
Impairment expense	24,881	-
Loss on shares issued in settlement of consulting agreement	152,629	-
Loss or (gain) on debt settlement	8,521,149	(178,749)
Equity based compensation expense	5,076,167	1,106,460
Loss on fair value of marketable securities	246,532	-
(Gain) on assets sale	(1,763,430)	-
Change in fair value of warrant liability	(72,755)	-
Amortization of debt discount and debt costs	177,072	1,212,006
Factoring discount fee and interest	-	20,480
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	451,844	(99,801)
Increase (decrease) in prepaid expenses and other current assets	99,101	(684)
Increase in accounts payable and accrued liabilities	(230,885)	277,632
(Decrease) increase in deferred revenue	(44,431)	(32,696)
Net cash (used) in operating activities	(1,707,292)	(1,872,449)

Cash Flows From Investing Activities:
Proceeds from sale of assets	1,763,430	-
Net cash provided by investing activities	1,763,430	-

Cash Flows From Financing Activities:
Proceeds from ERC advances	-	450,000
Repayment of ERC advances	-	(450,000)
Issuance of common stock, net of fees	2,230,975	785,509
Payments of promissory notes	(592,057)
Repayments of notes	(1,071,552)	(495,473)
Proceeds from factoring agreement	-	871,821
Repayments of factoring agreement	-	(175,127)
Purchase of preferred shares pursuant to recapitalization	-	(80,000)
Gross proceeds from exercise of warrants	592,057	315,178
Net cash provided by financing activities	1,159,423	1,221,908

Net increase (decrease) in cash	1,215,561	(650,541)
Cash, beginning of period	1,008,408	946,804

Cash, end of period	$2,223,969	$296,263

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$150,461	$256,552
Cash paid during the period for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Accounts receivable owed under factoring agreement collected directly by factor	$-	$1,000,020
Debt discount on warrants granted with notes	$-	$600,000
Debt issuance costs accrued	$-	$50,000
Deemed dividends	$-	$503,643
Offering costs as a result of modification of warrants to induce exercise	$-	$10,400
Issuance of common stock issued upon purchase of intangible assets	$647,055	$-
Warrants issued in connection with purchase of intangible assets	$480,358	$-
Issuance of common stock issued upon conversion of note payable	$273,673	$-
Issuance of common stock from conversion of Preferred stock, Series E	$9	$-
Issuance of common stock upon exercise of warrants and conversion of debt	$1,115,437	$-
Issuance of common stock for debt settlements	$11,029,647	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

September 30, 2024

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Nixxy, Inc., a Nevada corporation (the “Company”), is a holding company based in New York, New York. The Company has seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”) and Recruiter.com OneWire Inc. (“OneWire”). On September 27, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Articles of Incorporation to change the legal name of the Company from Recruiter.com Group, Inc. to Nixxy, Inc. The Company and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” “we”, “us” or “our”.

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

To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13, 2024, the  Board of Directors of the Company authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Recruiter.com Recruiting Solutions, LLC to CognoGroup, LLC, and the reorganization of Recruiter.com Recruiting Solutions, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the Company’s stock symbol.

On June 5, 2023, the Company entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. (“Seller”), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ granted the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described therein (the “Term”). In exchange with such license, the Company issued to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date or 392,155 shares (see Note 5). Following the issuance of the Shares, GOLQ owned 16.66% of the issued and outstanding shares of the Company common stock. In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

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

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of approximately $1,800,000, subject to certain adjustments. The Company entered into a number of amendments to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to September 2, 2024. Furthermore, in 2024 the Company received a non-refundable payment of $100,000 from Job Mobz during the quarter ended March 31, 2024, that has been recorded as a gain on assets sale within the accompanying condensed consolidated statements of operations. On April 9, 2024, the Company received $150,000 as the second part of the non-refundable payment from Job Mobz. On July 29, 2024, the Company received $150,000 as the third part of the non-refundable payment, and on September 16, 2024, the Company received the fourth and final payment of $1,393,430. Total consideration amounting to approximately $1.8 million. The payments were credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

Although the approval of the Job Mobz Agreement and the transactions contemplated therein were not required to be approved by the shareholders of the Company pursuant to the Nevada Revised Statutes, the rules and regulation of Nasdaq or the Company’s bylaws, the Company previously agreed, pursuant to the terms of the Job Mobz Agreement to seek stockholder approval of the transactions contemplated thereby, and included such proposal in its Proxy Statement filed with the Commission on September 15, 2023, and amended on November 8, 2023, November 24, 2023, December 8, 2023, and December 11, 2023.  On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval. The transaction closed on September 24, 2024 as noted above.

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis. During the first, second, and third quarters of 2024, the Company primarily focused on completing strategic transactions with Job Mobz and GoLogiq.

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company shifted its focus during 2023, by selling its consulting and staffing business and discontinued its full-time placement service business. During the first, second and third quarters of 2024, the Company operated primarily in its Marketplace Solutions line of business, which consists primarily of job board and recruitment advertising activities through its Mediabistro website, located at https://www.mediabistro.com.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

The condensed consolidated financial statements include the accounts of Nixxy Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of September 30, 2024. As of September 30, 2024, and December 31, 2023, the Company had $1,962,465 and $638,299 in excess of the FDIC limit, respectively. The Company had no cash equivalents as of September 30, 2024.

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

10

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2024, or December 31, 2023.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advanced customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Three Months Ended September 30,
	2024	2023
Recruiters On Demand	$-	$46,040
Consulting and staffing services	52	572
Software Subscriptions	-	160
Marketplace Solutions	135,834	136,950
Total revenue	$135,886	$183,722

	Nine Months Ended September 30,
	2024	2023
Recruiters On Demand	$120	$1,832,795
Consulting and staffing services	5,602	124,752
Software Subscriptions	-	413,101
Full time placement fees	-	20,000
Marketplace Solutions	485,822	517,782
Revenue Share	-	102,440
Total revenue	$491,544	$3,010,870

As of September 30, 2024, and December 31, 2023, deferred revenue amounted to $105,417 and $149,848, respectively. During the nine months ended September 30, 2024, the Company recognized approximately $96,483 of revenue that was deferred as of December 31, 2023. Deferred revenue as of September 30, 2024, is categorized and expected to be recognized as follows:

Expected Deferred Revenue Recognition Schedule

	Total Deferred Q3 2024	Recognize Q4 2024	Recognize 2025
Other	$49,371	$-	$49,371
Marketplace Solutions	56,046	24,375	31,671
TOTAL	$105,417	$24,375	$81,042

Revenue from international sources was approximately 1.62% and 0.01% for the three months ended September 30, 2024, and 2023, respectively, and 2.02% and 0.02% for the nine months ended September 30, 2024 and 2023, respectively.

Cost of Revenue

Cost of revenue consists of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $890,339 and $1,051,411 as of September 30, 2024, and December 31, 2023, respectively. Bad debt (recovery) expense was ($15,894) and ($24,537) for the three months ended September 30, 2024, and 2023 and ($85,535) and $175,463 for the nine months ended September 30, 2024, and 2023, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended September 30, 2024, and 2023 was $6,367 and $6,257, respectively and was $21,354 and $18,772 for the nine months ended September 30, 2024 and 2023.

Concentration of Credit Risk and Significant Customers and Vendors

As of September 30, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 81% in the aggregate. As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%.

For the nine months ended September 30, 2024, two customers accounted for 10% or more of total revenue, at 43% in the aggregate. For the nine months ended September 30, 2023, no customers accounted for 10% or more of total revenue.

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

We had used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $14,854 and $85,193 for the three months ended September 30, 2024, and 2023, respectively. Advertising and marketing costs were $107,373 and $321,229 for the nine months ended September 30, 2024, and 2023, respectively, and are included in sales and marketing on the condensed consolidated statements of operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of September 30, 2024, December 31, 2023:

	Fair Value at September 30,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Marketable Securities	$135,612	$135,612	$-	$-
Warrant Liability	$431,245	$-	$-	$431,245

	Fair Value at December 31,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3
Marketable Securities	$382,144	$382,144	$-	$-
Warrant Liability	$504,000	$-	$-	$504,000

For the Company’s earn-out and warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and nine months ended September 30, 2024, and year ended December 31, 2023:

Ending balance, December 31, 2022	$600,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(96,000)
Ending balance, December 31, 2023	$504,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(64,096)
Ending balance, March 31, 2024	$439,904
Re-measurement adjustments:	-
Change in fair value of warrant liability	(3,524)
Ending balance, June 30, 2024	$436,380
Re-measurement adjustments:
Change in fair value of warrant liability	(5,135)
Ending balance, September 30, 2024	$431,245

Significant unobservable inputs used in the fair value measurements of the Company’s derivative liabilities designated as Level 3 are as follows:

September 30, 2024
Fair value	$431,245
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

December 31, 2023
Fair value	$504,000
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three and nine months ended September 30, 2024, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2023, the Company recorded a deemed dividend of $503,643 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 956,903 and 1,039,501 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	Three Months Ended September 30,
	2024	2023
Net loss	$(13,310,023)	$(1,030,682)
Deemed dividend	-	-
Net loss, numerator, basic computation	$(13,310,023)	$(1,030,682)

	Nine Months Ended September 30,
	2024	2023
Net loss	$(15,103,722)	$(5,326,724)
Deemed dividend	-	(503,643)
Net loss, numerator, basic computation	$(15,103,722)	$(5,830,367)

	September 30,	September 30,
	2024	2023
Options	45,844	218,551
Warrants	911,059	792,283
Convertible preferred stock	-	28,667
	956,903	1,039,501

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

In the period from January 2024 through October 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.7 million in operations during the nine months ended September 30, 2024 and has a working capital deficit of approximately $1.9 million at September 30, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2025, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

Management expects to continue a course of significantly reduced operations until such time that it raises additional capital. During this period, management expects to continue focusing on certain strategic transactions, including the spin-out of certain assets and liabilities to its Atlantic Energy Solutions subsidiary and the integration of the GoLogiq license assets into its business.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$6,498	$6,126
Prepaid advertisement	146,500	146,500
Prepaid insurance	-	86,413
Other receivables	-	13,060
Prepaid expenses and other current assets	$152,998	$252,099

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

On August 9, 2023, the Company and Insigma, Inc., a Virginia corporation (“Insigma”), and a wholly owned subsidiary of Futuris Company, a Wyoming corporation (“FTRS”), entered into an asset purchase agreement where Recruiter Consulting agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related thereto to Insigma. As consideration for the Acquired Assets, and upon completion of the assignment of certain Acquired Assets to Insigma, Insigma shall issue to Recruiter Consulting a number of shares of common stock of FTRS equal to $500,000 based on the 30-day Volume Weighted Average Price (VWAP) preceding the Closing Date (see Note 6).

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

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both September 30, 2024, and December 31, 2023, is $552,527, while accumulated unrealized losses were $416,915 and $170,383 as of September 30, 2024, and December 31, 2023, respectively. The fair market value of available for sale marketable securities were $135,612 and $382,144 as of September 30, 2024, and December 31, 2023, respectively.

The reconciliation of the investment in marketable securities is as follows for the nine months ended September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
Beginning Balance – January 1	$382,144	$-
Additions	-	-
Recognized losses	(246,532)	-
Ending Balance – September 30	$135,612	$-

Net losses on equity investments were as follows:

	Nine Months Ended
	September 30,
	2024	2023
Net realized losses on investment sold or assigned	$-	$-
Net unrealized losses on investments still held	246,532	-
Total	$246,532	$-

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

There were no changes in the carrying amount of goodwill for the periods ended September 30, 2024, and December 31, 2023.

Intangible Assets

Intangible assets for the periods ended September 30, 2024, and December 31, 2023, are summarized as follows:

	September 30, 2024	December 31, 2023
Customer contracts	$5,644,411	$8,093,787
Software acquired	2,563,937	3,785,434
Licenses	2,854,379	1,726,966
Internal use software developed	157,939	325,491
Domains	40,862	40,862
	11,261,528	13,972,539
Less accumulated amortization	(9,655,515)	(8,832,778)
Total	1,606,013	5,139,762
Less impairment	(24,881)	(3,838,425)
Carrying value	$1,581,132	$1,301,337

Amortization expense of intangible assets was $235,640 and $321,963 for the three months ended September 30, 2024, and 2023, respectively, and $822,738 and $955,391 for the nine months ended September 30, 2024 and 2023 related to the intangible assets acquired in business combinations and licensing agreements. Future amortization of intangible assets is expected to be approximately as follows: 2024 (remainder of year), $180,324; 2025, $814,130; 2026, $524,089; 2027, $40,343; and thereafter, $22,246. The Company began amortizing intangible assets from the Scouted, Upsider and OneWire acquisitions in the second quarter of 2021 and the Parrut and Novo Group acquisitions in the third quarter of 2021.

The company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425. The Company performed its impairment test during 2023 which resulted in no additional impairment. In 2024 the Company performed its impairment test during 2024 and determined that the domains connected to Parrut were fully impaired and therefore recorded $24,881 of impairment expense.

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

On November 21, 2022, the Company entered into a Domain Name sale and Ownership Transfer Agreement with Chief Executive Group (“CEG”). Per the agreement, the Company agreed to sell and transfer to CEG all ownership rights in and to the domain name CFO-Job.com and its associated social media property (“Domain Assets’). In exchange for the Domain Assets, the Company received cash consideration of $50,000, and $200,000 worth of advertising from CEG. Half of the advertising consideration is to be used within one year of this agreement, and the remaining balance is to be used within two years of the agreement. The Company additionally recorded a prepaid advertising expense within prepaid expenses and other current assets on the condensed consolidated balance sheet. As of September 30, 2024, and December 31, 2023, the Company utilized approximately $54,000 of advertising from CEG.

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of September 30, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $231,746 and a net carrying value of $895,667.

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

The following table presents the major income and expense line items relate to the staffing and consulting services revenue as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Revenue	$-	$1,085,980
Cost of revenue	-	808,402
Gross Profit	-	277,578
Operating expenses:
General and Administrative	-	1,049
Total operating expenses	-	1,049
Net income from discontinued operations	$-	$276,529

	Nine months ended September 30,
	2024	2023
Revenue	$-	$3,592,700
Cost of revenue	-	3,056,524
Gross Profit	-	536,176
Operating expenses:
General and Administrative	-	1,050
Total operating expenses	-	1,050
Net income from discontinued operations	$-	$535,126

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on condensed consolidated statement of operations for the three-months ended March 31, 2024. As of September 30, 2024, and December 31, 2023, the outstanding balance on the promissory note with Parrut was $0 and $238,723, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, through and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 27, 2021 (the “Novo Note”), issued by the Company to Novo Group, Inc. (“Novo”). In an event of default under the Novo Note would cause the default interest rate of 12% to apply as set forth in the Novo Note and Novo would be permitted to elect to accelerate payment of amounts due under the Novo Note. As of September 30, 2024, and December 31, 2023, the outstanding balance on the promissory note with Novo Group was $1,198,617.

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

On July 11, 2024 the Company and the holder of the remaining amount of the 8/17/22 entered into certain Debt Settlement and Release Agreements whereas the party have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/17/22 Note, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holder. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholder an aggregate of 1,833,935 shares of common stock. During the three months ended September 30, 2024, the 8/17/22 noteholders converted a total of $296,082 of outstanding principal and $19,169 of outstanding accrued interest.

As of September 30, 2024, and December 31, 2023, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $13,056, respectively, was $0 and $1,421,864 respectively.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on extinguishment of debt for the amount of $8,224,042 recorded within other income for the three-month ended September 30, 2024.

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

On July 11, 2024 the Company and the holders of the remaining amount of the 8/30/22 Notes entered into certain Debt Settlement and Release Agreements whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/30/22 Notes, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 3,524,634 shares of common stock. During the three months ended September 30, 2024, the 8/30/22 noteholders converted a total of $705,738 of outstanding principal and $164,616 of outstanding accrued interest.

As of September 30, 2024, and December 31, 2023, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $1,194,445 respectively.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on extinguishment of debt for the amount of $8,224,042 recorded within other income for the three-month ended September 30, 2024.

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

In addition, in connection with the Loan Agreement, the Company issued 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,580 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703,125 ($600,000 if only the first Advance has been made and $703,125 if both Advances have been made) which is recorded as a warrant liability for puttable warrants at fair value. The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

On September 18, 2024, Montage entered into an agreement to sell and assign its rights and obligations, including principal, accrued interest, and any penalties incurred to an individual accredited investor (the “New Noteholder”) for a purchase price of $720,000. The Company repaid $1,071,522 of principle under the Montage note during the nine months ended September 30, 2024.

On September 19, 2024, the Company and the New Noteholder entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 720,000 shares of common stock. On September 19, 2024 the New Noteholder converted $670,448 of outstanding principal and $69,827 of outstanding accrued interest.

As of September 30, 2024, and December 31, 2023, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $164,016, respectively, was $0 and $1,577,984, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other income for the three-month ended September 30, 2024.

As of September 30, 2024, and December 31, 2023, the outstanding principal balance on the promissory notes payable totaled $1,198,617 and $5,808,705, respectively.

The status of the loans payable as of September 30, 2024, and December 31, 2023, are summarized as follows:

	September 30, 2024	December 31, 2023
Promissory notes	$1,198,617	$5,808,705
Total loans payable	1,198,617	5,808,705
Less: Unamortized debt discount or debt issuance costs	-	(177,072)
Less current portion	(1,198,617)	(5,631,633)
Non-current portion	$-	$-

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of September 30, 2024, and December 31, 2023, the Company had 0 and 86,000 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of September 30, 2024, and December 31, 2023, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024, and December 31, 2023, the Company had 12,184,109 and 1,433,903 shares of common stock outstanding, respectively.

Shares issued in offering

On June 6, 2024, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 481,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.00 per share for aggregate proceeds to the Company of $481,000.

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

Shares issued for cash

On August 17, 2023, we entered into a securities purchase agreement with the investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 130,000 shares of common stock at a purchase price of $4.662 per Share and accompanying Warrant (2023 Warrant) and (ii) 92,222 pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to an aggregate of 92,222 shares of common stock  at a purchase price of $4.6062 per 2023 Pre-Funded Warrant and accompanying Warrant. Also, pursuant to securities purchase agreement, in a concurrent private placement, the Company also agreed to sell and issue to the purchaser warrants (the “2023 Warrants”) to purchase up to 222,222 shares of Common Stock. The 2023 Warrants will be exercisable as of February 21, 2024, at an exercise price of $1.287 per share and will expire five and one-half years from the date of issuance. The total aggregate cash proceeds to the Company were $785,509 net of equity issuance costs of $250,490.

On July 11, 2024, the Company and ZK International Group Co., Ltd. (“the investor”) executed an SPA for 2,000,000 shares of the Company’s common stock for $2,000,000 with an option to purchase an additional 2,000,000 shares at $1.00 per share. On September 11, 2024, the Company received $1,749,975 and issued 1,749,975 shares of Company common stock. The remaining $250,000 of the $2,000,000 purchase price will be subject to an additional closing at a later date.

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

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $258,714.53 into 168,414 shares of the Company’s common stock, The share value based on the grant date was $273,673, and accordingly the Company recognized a loss on conversion of $14,959.

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

Shares issued for services

On April 26, 2024, the company granted a total of 180,000 fully vested shares of common stock under the 2023 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.42 and in aggregate of $255,600 and recognized as stock compensation for the six months ended June 30, 2024.

On July 11, 2024, the Company granted a total of 37,000 fully vested shares of common stock under the 2023 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.75 and in aggregate of $64,750 and recognized as stock compensation for the three months ended September 30, 2024.

On September 4, 2024 the Company agreed to grant 1,875,000 shares of fully vested common stock under the 2023 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.89 and in aggregate of $3,543,750. 1,735,000 shares have been granted as of the date of this filing, the remaining 140,000 shares will be issued at a later date upon the resolution of the consultants equity issuance blockers.

Shares issued in connection with settlement of consulting agreement

On May 29, 2024, the Company entered into a settlement agreement whereas the Company and vendor agreed to settle disputes arising from certain engagement letters signed December 5, 2022, and June 1, 2023. In exchange for vendor’s settlement, the Company issued the equivalent of $150,000 of common stock, valued at the 30-day Volume Weighted Average Price as of May 29, 2024. The Company issued 89,256 shares of common stock to the vendor and recognized $152,629 of settlement expense in the quarter ended June 30, 2024 related to the agreement.

Shares issued in connection with settlement of debt

On July 11, 2024 the Company and the 8/17/22 and 8/30/22 noteholders entered into certain Debt Settlement and Release Agreements whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/17/22 Notes and 8/30/22 Notes In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 5,358,569 shares of common stock. The Company issued 4,139,178 of the agreed upon 5,358,569 shares of Company common stock, the remaining 1,219,391 shares will be issued at a later date upon the resolution of the Debt holder’s equity issuance blockers. The Company recognized $8,224,042 of loss on debt settlement in the quarter related to the issuance.

On September 19, 2024, the Company and the New Noteholder for the Montage Loan entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment. In exchange for the complete conversion and waiver of rights, the Company agreed to issue the new noteholder 720,000 shares of common stock. The Company recognized $879,725 of loss on debt settlement in the quarter related to the issuance.

Shares issued to employees for compensation

On July 11, 2024, the Compensation Committee and the Board of Directors approved the award of 250,000 shares of common stock of the Company to Granger Whitelaw, Chief Executive Officer, as bonus and compensation. The Company issued 250,000 shares of common stock to the vendor and recognized $439,000 of stock-based compensation expense in the quarter related to the agreement.

On September 26, 2024, the Company agreed to issue 140,187 shares of the Company’s common stock to both Miles Jennings, Chief Financial Officer, and Evan Sohn, Executive Chairman and Director, pursuant to the approval by the Board of Directors and the shareholder vote. The Company issued 280,374 shares of common stock and recognized $672,870 of stock-based compensation expense in the quarter related to the agreement.

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

2024 Equity Incentive Plan

On July 11, 2024, our Board and Majority Shareholders approved and ratified the 2024 Equity Incentive Plan (the “2024 Plan”), covering a minimum of 2,000,000 shares of common stock and up to 2,500,000 of common stock, if all shares of shares of common stock issuable by the Company in the 2024 Exempt Offering, as described herein, are issued on or about the Effective Date.  The purpose of the 2024 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2024 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2024 Plan:

●	incentive stock options (“ISOs”)

●	non-qualified options (“NSOs”)

●	awards of our restricted common stock

●	stock appreciation rights (“SARs”)

●	restricted stock units (“RSUs”)

Any option granted under the 2024 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2021 Plan is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2024 Plan are determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Stock Options

There were no stock options granted during the nine months ended September 30, 2024.

During the three months ended September 30, 2024, and 2023, we recorded $27,954 and $343,951 of compensation expense, respectively, related to stock options, and during the nine months ended September 30, 2024, and 2023, we recorded $100,168 and $954,317 of compensation expense, respectively related to stock options.

A summary of the status of the Company’s stock options as of September 30, 2024, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	240,188	$46.96	0.78	$-
Granted	-	-
Exercised	-	-
Expired or cancelled	(194,343)	48.79
Outstanding at September 30, 2024	45,844	$37.27	1.76	$-
Exercisable at September 30, 2024	32,896	$43.71	1.52	$-

As of September 30, 2024, there was approximately $131,27326053 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2024, $26,053; 2025, $89,018; 2026, $14,683; 2027, $1,223; and thereafter $296. The intrinsic value of options outstanding is $0 at September 30, 2024 and the intrinsic value of options exercisable is $0 at September 30, 2024.

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

Warrant activity for the nine months ended September 30, 2024, is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2023	979,853	$2.37
Issued	292,000	0.10
Exercised	(213,186)	0.19
Expired or cancelled	(147,608)	0.00
Outstanding at September 30, 2024	911,059	$1.97

All warrants are exercisable at September 30, 2024. The weighted average remaining life of the warrants is 2.70 years at September 30, 2024.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

September 30, 2024
Risk-free interest rates	4.28%
Expected life (in years)	3.00
Expected volatility	194.4%
Dividend yield	0.00%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

With the exception of the below, the Company is not a party to any legal proceedings or claims on September 30, 2024. From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourselves. We consider settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

Recruiter.com Group, Inc. v. Pipl, Inc.

On or about September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company retained counsel and filed a counterclaim for breach of contract, alleging that Pipl Inc. failed to adequately perform under the contract, as well as claims for breach of the implied duty of good faith and fair dealing and unjust enrichment.  Given that discovery has not been completed, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any, but continues to evaluate the case with counsel as more information becomes available.

Recruiter.com Group, Inc. v. LinkedIn

On March 13, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB's assignor, totaling approximately $213,894.44. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company has been defending itself vigorously, including filing a cross-complaint for indemnity against Onewire Holdings, LLC and NOVO Group, Inc. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

NOTE 11 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $9,243 and $0 for the three months ended September 30, 2024, and 2023, respectively, and $28,181 and $27,041 for the nine months ended September 30, 2024 and 2023, respectively. These Expenses are included in product development expense in our condensed consolidated statements of operations.

NOTE 12 - SUBSEQUENT EVENTS

On October 14, 2024, GoLogiq, Inc. elected to cancel 292,000 warrant shares of the Company in return for 290,714 shares of the Company’s common stock.

On October 17, 2024, Walleye Opportunities Master Fund Ltd. elected to exercise 222,222 warrant shares of the Company and received 222,222 shares of the Company’s common stock in return.

On October 24, 2024, the Company issued 55,000 shares of common stock to a consultant of the Company. The shares were previously expensed in the three months ended September 30, 2024 and categorized as ‘to be issued’ common shares on the Companies records.

On October 24, 2024, the Company issued 250,000 shares of common stock to a former debtholder of the Company. The shares were previously expensed in the three months ended September 30, 2024 and categorized as ‘to be issued’ common shares on the Companies records.

On November 7, 2024, the Company issued 28,619 shares of common stock to a prior consultant of the Company as part of a settlement agreement.

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

For purposes of this Quarterly Report, “Nixxy,” “we,” “our,” “us,” or similar references refers to Nixxy, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Overview

Nixxy, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company that, through its subsidiaries, operates recruitment and career-related software platforms. Historically, the Company offered additional recruitment-related services, including on-demand contract recruiting and staffing.

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

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and sold its Recruiter.com website in Q3 of 2024. The Company has announced plans to shift its focus, along with its license agreement with GoLogiq, and spin out the recruitment-related businesses to Atlantic Energy Solutions, which is currently undergoing a name change to CognoGroup, Inc. There can be no assurance that the Company will be able to complete its planned spinout and strategic transformation.

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

36

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. We continued providing Recruiters on Demand service through a platform and anticipate continuing this work alongside Job Mobz as part of the Managed Services portion of the Asset Purchase Agreement, once the transaction closed.

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

Quarter Overview

In the third quarter of 2024, the period ending September 30, 2024, the Company continued to concentrate on finalizing its strategic transactions critical to its evolution. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also continued preparing for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation (“CognoGroup”). CognoGroup is planned to hold the current recruitment-related technology assets, including Mediabistro, a job board for the media industry, as well as other assets and projects of the Company, such as its AI-enabled CandidatePitch software and RecruitingClasses.com.

Product development efforts were limited to continued improvements to Mediabistro and its underlying job board technology, as well as technical projects related to the expected sale of Recruiter.com.

Our key highlights for the three months ending September 30, 2024, include the following:

Key Highlights:

•

On July 11, 2024, Recruiter.com entered into Debt Settlement and Release Agreements with holders of the August 17, 2022 and August 30, 2022 notes. This agreement, ratified by the Board and majority shareholders, converted all remaining principal, interest, and penalties of the August 17 and August 30, 2022 notes into 5,358,569 shares of common stock, extinguishing approximately $1.18 million in principal and interest. The agreements included customary representations, warranties, and indemnification obligations and required several conditions for closing, including shareholder approval and regulatory filings.

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

38

•

On August 2, 2024, we filed a Schedule 14C Information Statement with the SEC, outlining recent corporate actions approved by our majority shareholders. These actions include amending our Articles of Incorporation to increase the authorized common stock to 200,000,000 shares, while maintaining the authorized preferred stock at 10,000,000 shares, changing our corporate name to Nixxy, Inc., adopting the 2024 Equity Incentive Plan, authorizing the issuance of shares in private placements and debt settlements, and approving the spin-out of specific business assets. These actions are subject to shareholder approval, with their implementation contingent upon meeting all necessary regulatory compliance requirements. All requirements

•

The Company and Montage Capital II, L.P. (“Montage”) are parties to that certain Loan and Security Agreement dated as of October 19, 2022 and as amended from time to time, including pursuant to that certain First Amendment to Loan and Security Agreement dated as of February 2, 2023, that certain Consent Letter Dated as of March 20, 2023 and that certain Second Amendment to Loan and Security Agreement dated as of August 16, 2023 (collectively, the “Loan Agreement”). On September 18, 2024, Montage entered into an agreement to sell and assign its rights and obligations under the Loan Agreement, including principal, accrued interest, and any penalties incurred to an individual accredited investor (the “New Noteholder”) for a purchase price of $720,000. Also, on September 18, 2024, the Company repaid the remaining outstanding balance owed to Montage under the Loan Agreement in the amount of $684,552.

On September 19, 2024, the Company and New Noteholder entered into that certain Debt Settlement and Release Agreement (the “Debt Settlement Agreement”), which was approved and ratified by the Company’s Board of Directors. The Debt Settlement Agreement provide for the complete conversion and waiver of any and all remaining amounts due the Loan Agreement, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the New Noteholder in exchange for the issuance of an aggregate of 720,000 shares of Company common stock. The Loan Agreement included approximately $720,000 in remaining principal and interest on the Company’s balance sheet, but Loan Agreement contained additional interest and penalties on such debt. As a result, the Company elected to settle all such claims along with the outstanding principal and interest for the issuance of the agreed upon common stock of the Company. On September 19, 2024, the Company issued the agreed upon 720,000 shares of Company common stock in full satisfaction of the Loan Agreement under the Debt Settlement Agreement including accrued interest and penalties to date, with no other amounts due.

•

On September 24, 2024, the Company closed the previously announced transaction with Job Mobz, Inc., a California corporation. The closing of this transaction follows the terms set forth in the Asset Purchase Agreement dated August 16, 2023.

•

On September 27, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Articles of Incorporation to change the legal name of the Company from Recruiter.com Group, Inc. to Nixxy, Inc., effective as of December 1, 2024. Furthermore, effective October 1, 2024, Company common stock began to trade under the new ticker symbol “NIXX” on the Nasdaq Stock Market, and the Company’s common stock purchase warrants will trade under the symbol “NIXXW”.

On September 26, 2024, the Company issued 140,187 shares of the Company’s common stock to each of Miles Jennings, Chief Financial Officer and Director, and Evan Sohn, Executive Chairman and Director, as compensation approved by the Board of Directors and shareholders on August 2, 2024. The issuance, which equates to $300,000 in stock per officer, was determined using a 30-day moving average price of $2.14 per share. This stock compensation replaces certain cash obligations in the officers’ severance provisions. The shares are fully vested as of issuance and were issued under Section 4(a)(2) of the Securities Act of 1933, with no public offering involved.

On September 27, 2024, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, officially changing its legal name from Recruiter.com Group, Inc. to Nixxy, Inc., effective October 1, 2024. Additionally, the Company’s bylaws were amended to reflect the new name, effective October 1, 2024. The Company also announced, via a press release on September 30, 2024, that effective October 1, 2024, the Company’s common stock would begin trading under the new ticker symbol “NIXX” on the Nasdaq Stock Market, with its common stock purchase warrants trading under “NIXXW.”

Subsequent Events

On October 17, 2024, Nixxy, Inc. (the “Company”) issued two press releases: one outlining its strategy to acquire businesses in traditional markets and enhance their operations with advanced technology and data analytics, and another announcing the signing of a letter of intent to acquire a privately held wholesale gifts business as part of its initiative to leverage data in transforming old-line industry sectors. Both press releases are available as Exhibit 99.1 and Exhibit 99.2, respectively, in the Company’s Current Report on Form 8-K.

On October 18, 2024, the Company announced an update regarding its previously disclosed plan to consolidate certain assets and liabilities into Atlantic Energy Solutions (OTC), which is to be rebranded as CognoGroup (“CognoGroup”).

On August 8, 2024, the Company entered into a non-binding letter of intent with Just Got 2 Have It, Inc., and related entities (“JG”), for the acquisition of 100% of JG’s outstanding shares. The proposed acquisition terms include $6,000,000 in cash, 600,000 shares of newly issued restricted Company common stock, and options to purchase 600,000 additional shares at an exercise price of $1.50, exercisable up to three years post-closing.

On November 1, 2024, Miles Jennings resigned from his position as Chief Financial Officer of Nixxy, Inc., effective immediately. His resignation was not due to any disagreement with the Company, and Mr. Jennings will continue his role as Managing Director of the Company’s subsidiary, Recruiter.com Recruiting Solutions, LLC. Concurrently, Xuqiang (Adam) Yang, a Certified Public Accountant with extensive experience in financial reporting and public company management, was appointed as the Company’s Chief Financial Officer. Mr. Yang will receive a fixed monthly compensation of $8,666.

Also, on November 1, 2024, the Company issued a press release detailing updates on its strategic growth plans, including the ongoing acquisition of JustGot2HaveIt and the record date for the spinoff of CognoGroup. The record date for the CognoGroup spinoff is set for November 15, 2024, with the payable date anticipated in January 2025. This distribution will be available to shareholders of record as of the established record date.

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023:

Revenue

We had revenue of $0.1 million for the three-month period ended September 30, 2024, as compared to $0.2 million for the three-month period ended September 30, 2023, representing a decrease of $48 thousand or 26%. The decreases resulted primarily from a decrease in our Recruiters on Demand business of $46 thousand or 100% as we transitioned this business to JobMobz, a Recruitment Process Outsourcing company.

Cost of Revenue

Cost of revenue was $0 for the three-month period ended September 30, 2024, compared to $0.3 million for the corresponding three-month period in 2023, representing a decrease of $0.3 million or 100%. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue and a higher margin revenue stream in 2024. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the three-month period ended September 30, 2024, was $0.1 million, producing a gross profit margin of 100%. Our gross profit (loss) for the corresponding 2023 three-month period was ($70) thousand, producing a gross profit margin of -37%. The increase in the gross profit margin from the 2024 period to the 2023 period reflects the shift in the mix in sales for the period as revenue is now primarily generated through marketplace solutions.

Operating Expenses

We had total operating expenses of $5.6 million for the three-month period ended September 30, 2024, compared to $2.0 million for the corresponding three-month period in 2023, an increase of $3.6 million or 178%. This increase was due to decreases in sales and marketing, product development, and amortization expenses of $70, $70, and $86 thousand, respectively, which were offset by an increase in general and administrative expenses of $3.8 million.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2024, was $15 thousand compared to $85 thousand for the corresponding three-month period in 2023, a reduction of $70 thousand, which reflects a decrease in technology and advertising expenses.

Product Development

Our product development expense for the three-months ended September 30, 2024, decreased to $15 thousand from $85 thousand for the corresponding period in 2023 due to the reduction in operations and revenue during that same period.

Amortization of Intangibles

For the three-month period ended September 30, 2024, we incurred a non-cash amortization charge of $236 thousand as compared to $322 thousand for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024.

General and Administrative

General and administrative expense for the three-month period ended September 30, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2024, our general and administrative expenses were $5.2 million, including $4.7 million of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $1.5 million, including $344 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended September 30, 2024, was expense of $7.8 million compared to income of $787 thousand in the corresponding 2023 period. The principal factor for the additional expense in the current year is Loss on debt settlement of $9.1 million in the current period which is partially offset through a $1.5 million gain on assets sale.

Net Loss

For the three-months ended September 30, 2024, we had a net loss from continuing operations of $13.3 million compared to a net loss of $1.3 million during the corresponding three-month period in 2023. For the three-months ended September 30, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $277 thousand during the corresponding three-month period in 2023.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023:

Revenue

We had revenue of $0.5 million for the nine-month period ended September 30, 2024, as compared to $3.0 million for the nine-month period ended September 30, 2023, representing a decrease of $2.5 million or 84%. The decreases resulted primarily from decreases within our Recruiters on Demand, Consulting and Staffing Services, Software Subscriptions, and Revenue Share business lines of $1.8 million, $0.1 million, $0.4 million, and $0.1 million, respectively.

Cost of Revenue

Cost of revenue was $3 thousand for the nine-month period ended September 30, 2024, compared to $2.2 million for the corresponding nine-month period in 2023, representing a decrease of $2.2 million or 99%. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Our gross profit for the nine-month period ended September 30, 2024, was $0.5 million, producing a gross profit margin of 99%. Our gross profit for the corresponding 2023 three-month period was $0.8 million, producing a gross profit margin of 28%. The increase in the gross profit margin from the 2024 period to the 2023 period reflects the shift in the mix in sales for the period as revenue is now primarily generated through marketplace solutions.

Operating Expenses

We had total operating expenses of $8.0 million for the nine-month period ended September 30, 2024, compared to $6.9 million for the corresponding nine-month period in 2023, an increase of $1.1 million or 16%. This increase was primarily due to an increase in general and administrative expenses of $1.8 million partially offset by decreases in sales and marketing, product and development, and amortization expenses of $0.2 million, $0.4 million, and $0.1 million, respectively.

Sales and Marketing

Our sales and marketing expense for the nine-month period ended September 30, 2024, was $107 thousand compared to $321 thousand for the corresponding nine-month period in 2023, a reduction of $213 thousand, which reflects a decrease in technology and advertising expenses.

Product Development

Our product development expense for the nine-months ended September 30, 2024, decreased to $32 thousand from $411 thousand for the corresponding period in 2023. This decrease was primarily attributable to a $379 thousand decrease in hosting and data expenses during the period.

Amortization of Intangibles

For the nine-month period ended September 30, 2024, we incurred a non-cash amortization charge of $823 thousand as compared to $1.0 million for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024.

General and Administrative

General and administrative expense for the nine-month period ended September 30, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine-month period ended September 30, 2024, our general and administrative expenses were $7.1 million, including $5.7 million of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $5.3 million, including $1.1 million of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the nine-month period ended September 30, 2024, was expense of $7.6 million compared to income of $234 thousand in the corresponding 2023 period. The primary reason for the loss in 2024 was due to a loss on debt settlement of $9.2 million.

Net Income (Loss)

For the nine-months ended September 30, 2024, we had a net loss from continuing operations of $15.1 million compared to a net loss of $5.9 million during the corresponding nine-month period in 2023. For the nine-months ended September 30, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $0.5 million during the corresponding nine-month period in 2023.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, net cash used in operating activities was $1.7 million, compared to net cash used in operating activities of $1.9 million for the corresponding nine-month period in 2023. For the nine months ended September 30, 2024, net loss was $15.1 million. Net loss includes non-cash items of depreciation and amortization expense of $844 thousand, bad debt recovery of $86 thousand, impairment expense of $25 thousand, loss on settlement of consulting agreement of $153 thousand, loss or (gain) on settlement of debt settlement of $8.5 million, stock-based compensation expense of $5.0 million, loss on fair value of marketable securities of $247 thousand, gain on sale of assets of $1.8 million, change in fair value of warrant liability of $73 thousand, and amortization of debt discount and debt costs of $177 thousand.

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

For the nine months ended September 30, 2024, net cash provided by investing activities was $1.8 million. The principal factor was proceeds from a sale of assets for $1.8 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1.2 million. The principal factor was issuance of common stock for $2.2 million which was partially offset by repayment of notes payable for $1.0 million.

Based on cash on hand as of September 30, 2024, of approximately $2.2 million, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2024, we recorded a net loss of $15.6 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of September 30, 2024.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the condensed consolidated financial statements, and (2) do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of September 30, 2024.

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

On or about September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company retained counsel and filed a counterclaim for breach of contract, alleging that Pipl Inc. failed to adequately perform under the contract, as well as claims for breach of the implied duty of good faith and fair dealing and unjust enrichment.  Given that discovery has not been completed, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any, but continues to evaluate the case with counsel as more information becomes available.

On March 13, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB's assignor, totaling approximately $213,894.44. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company has been defending itself vigorously, including filing a cross-complaint for indemnity against Onewire Holdings, LLC and NOVO Group, Inc. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Furnished Herewith

3.1	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	3101/24	3.1
3.2	Bylaws, as amended	8-K	10/1/24	3.2
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/12/24	3.1(e)
10.1	Recruiter.com Group, Inc. 2024 Equity Incentive Plan	8-K	9/12/24	10.1
10.2	Form of Debt Settlement and Release Agreement, dated July 10, 2024	8-K	7/16/24	10.1
10.3	Form of Share Purchase Agreement, dated July 12, 2024	8-K	7/16/24	10.2
10.4	Form of Registration Rights Agreement, dated July 12, 2024	8-K	7/16/24	10.3
10.5	Form of Debt Settlement and Release Agreement, dated September 19, 2024	8-K	9/17/24	10.2
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
104	The cover page for Nixxy, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: November 14, 2024	By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Adam Yang
Adam Yang
Chief Financial Officer (Principal Financial and Accounting Officer)

