Form 10-K
period 2024-12-31
Nixxy, Inc.
filed 2025-03-31
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

NIXXY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Farmington Avenue, Suite 252 Bristol, CT	06010
(Address of Principal Executive Offices)	(Zip Code)

(855) 931-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock	NIXX	NASDAQ Capital Market
Common Stock Purchase Warrants	NIXXW	NASDAQ Capital Market

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $5,911,000 based on $2.12, the closing price of the registrant’s Common Stock on that date.

As of March 31, 2025, the Company had 18,259,792 shares of its Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

•	our ability to continue as a going concern;
•	raise additional capital, if needed, to support our operations;
•	the rate and degree of market acceptance of our products and services;
•	our ability to expand our sales organization to address effectively existing and new markets that we intend to target;
•	impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;
•	our ability to compete effectively in a competitive industry;
•	our ability to achieve positive cash flow from operations;
•	our ability to continue to meet the Nasdaq Capital Market requirements;
•	our ability to meet our other financial operating objectives;
•	the availability of qualified employees for our business operations;
•	general business and economic conditions;
•	our ability to meet our financial obligations as they become due;
•	positive cash flows and financial viability of our operations and new business opportunities;
•	ability to secure intellectual property rights over our proprietary products or enter into license agreements to secure the legal use of certain patents and intellectual property;
•	raise additional capital, if needed, to support our operations;
•	our ability to be successful in new markets;
•	our ability to avoid infringement of intellectual property rights;
•	the positive cash flows and financial viability of our operations and new business opportunities;
•	continued demand for services of recruiters;
•	unanticipated costs, liabilities, charges or expenses resulting from violations of covenants under our existing or future financing agreements;
•	our ability to operate our platforms (the “Platform”) free of security breaches; and
•	our ability to identify suitable complimentary businesses and assets as potential acquisition targets or strategic partners, and to successfully integrate such businesses and /or assets with our business.

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

PART I

ITEM 1. BUSINESS

Overview

Nixxy Inc., a Nevada corporation (along with its subsidiaries, “we”, “Nixxy”, “the Company”, “us”, and “our”), is a holding company that, through its subsidiaries, has historically operated an On Demand recruiting platform, including on-demand contract recruiting, job board platforms, recruitment education services, and a candidate marketing software. Recently, the Company acquired the license from GoLogiq, Inc. (“GoLogiq”), to operate its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products. Additionally, in February 2025, the Company acquired certain assets from Savitr Tech OU, an Estonian corporation (“Savitr”) specializing in telecommunications and software development, with a focus on billing systems, AI integration, wholesale long distance interconnections and sales, and is the owner of associated and intellectual property.

We have three operating subsidiaries: Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”); AuraLink AI, Inc. (“AuraLink”) housing the Company’s new telecom business; and, a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC:AESO) and is currently in process of being renamed CognoGroup (“Atlantic Energy”).  In addition, the Company owns six non-operating subsidiaries: Recruiter.com, Inc., VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”).  The Company formed a new subsidiary, AuraLink AI, Inc. (“AuraLink”) to house its new telecom business.

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and its Recruiter.com website in 2024. The Company has begun to substantially shift its focus and direction, as represented in the license agreement with GoLogiq, as described herein, the sale of the Recruiter.com brand, and the acquisition of Savitr technology and assets. These developments reflect a major shift in our core revenue lines and business focus and a significant transition in our strategic priorities and operational framework, indicating a fundamental change in the Company's trajectory.

These acquisitions and new relationships demonstrate Nixxy’s changing strategic focus. We have sold or spun out many of our legacy recruitment businesses and continue to undergo an internal reorganization (the “CognoGroup Spin-out”) to separate our historical assets from our new technology operations. Through these developments, we aim to reposition ourselves as a telecom and AI-technology innovator while retaining partial interests in our previous ventures.

Recent Developments

Savitr Transaction

On February 19, 2025, the Company entered into an Asset Purchase Agreement with Savitr (the “Savitr Agreement”). Savitr is a private company specializing in telecommunications and software development, with a focus on billing systems, AI integration, wholesale long distance interconnections and sales; and is the owner of associated and intellectual property.  Pursuant to the Savitr Agreement, the Company acquired 100% of Savitr’s assets related to billing and AI systems, hereby referred to as “TKOS Systems.” The software acquired from Savitr includes AI integration, wholesale long distance contracts, and the accompanying interconnections in identified contracts, and associated intellectual property as defined therein.

Mexedia Agreement

On February 24, 2025, Nixxy, Inc. (the “Company” or “Nixxy”) announced that it entered into a twelve-month contract with Mexedia SpA (“Mexedia”), an Italian technology and communications provider (the “Mexedia Agreement”).

Under the Mexiedia Agreement, commencing on or before May 1, 2025, the Company may provide Mexedia SMS services over its newly integrated cloud-based platform that helps carriers and operators aggregate wholesale SMS messaging. The Company has engineered its port provisioning to scale dynamically and support up to $10,000,000 in revenue per month for twelve calendar months. The Mexedia Agreement will renew automatically thereafter, subject to either party's right of termination upon proper notice. The Company will also be layering its enhanced AI platform for dynamic billing and quality and price-based routing, with the multitude of carriers it interconnects with.

Aqua Software Agreement

On March 28, 2025, the Company entered into an Asset Purchase Agreement with Aqua Software Technologies Inc., a private Canadian corporation. Pursuant to the Agreement, the Company agreed to acquire certain billing and AI software assets, including associated intellectual property.  The purchase price consisted of $50,000 in cash payable on close and the remaining $50,000 payable within the 30 days of closing, and the equity consideration of $3,800,000 payable in restricted shares of the Company’s common stock.  The number of shares to be issued shall be determined by dividing the purchase price by the closing price of Company’s shares on NASDAQ on March 28, 2025, of $1.82 per share, which amounts to a total number of shares to be issued being 2,087,912 Shares.The transaction was executed on March 29, 2025.

CognoGroup Spin-Off

On February 12, 2024, our Board of Directors approved a reorganization of the Company (the “Reorganization”), which the shareholders subsequently approved, that contemplates segregating certain existing business assets and certain liabilities into our subsidiary, Atlantic Energy Solutions, Inc. (“Atlantic Energy”), and thereafter effecting a spin-out of that entity. Following such spin-out, Atlantic Energy is expected to be renamed as CognoGroup, Inc. (“CognoGroup”), and we refer to the contemplated transaction as the “CognoGroup Spin-out.”

The Company remains committed to pursuing a spin-out of its historical business assets to better align the Company’s strategic focus. However, the final structure, scope of assets, and exact liabilities to be included in the CognoGroup Spin-out are currently under strategic evaluation. As previously contemplated, substantially all of the Company’s historical business and operations (including, for example, Mediabistro, Job Mobz stock, CandidatePitch, and RecruitingClasses.com) would be transferred to CognoGroup, excluding certain technology licenses (such as the GoLogiq license) and certain newly acquired assets (such as shares of Savitr).

Management remains committed to undertaking the CognoGroup Spin-out in a manner that best serves the interests of our shareholders. Nevertheless, the timing, feasibility, and ultimate terms of the transaction are still being evaluated, and evolving market conditions, regulatory considerations, or strategic imperatives may necessitate modifications to the structure or composition of the proposed spin-out. Accordingly, there can be no assurance that the Company will complete the CognoGroup Spin-out or otherwise consummate the transaction in its currently proposed form, if at all.

Corporate History

We were incorporated in January 2015 as a Delaware corporation. Effective March 31, 2019 (the “Effective Date”), we completed a merger with Recruiter.com, Inc. (“Pre-Merger Recruiter.com”), an affiliate of the Company, pursuant to a Merger Agreement and Plan of Merger, dated March 31, 2019 (the “Merger”). At the effective time of the Merger, our newly formed wholly owned subsidiary merged with and into Pre-Merger Recruiter.com, with Pre-Merger Recruiter.com continuing as the surviving corporation and as our wholly owned subsidiary.

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

Telecommunications Industry

Market Opportunity

Following our shift away from recruitment, we are now broadly focused on leveraging artificial intelligence (“AI”) across multiple industries, including in the telecommunications industry. While our current initiatives emphasize AI-driven technologies in telecommunications, such as cloud-based platforms capable of routing, billing, and managing large volumes of SMS and other communications services in real time, we remain open to opportunistic acquisitions that bring industry-specific AI use cases. We believe these flexible capabilities will allow us to continuously adapt to new market opportunities and pursue high-potential growth sectors, including but not limited to the global wholesale telecom market, where AI-driven solutions can streamline operations, improve efficiency, and enhance margins.

Market Size and Growth Trends

As we refocus on telecommunications through our Auralink AI subsidiary, it is addressing a large and steadily growing global telecom market. In 2024, global telecom services revenue was nearly $1.98 trillion, with projected growth of about 6.5% annually through 2030. Key growth drivers include rising demand for high-speed data (e.g. 5G), increasing mobile subscribers, and the proliferation of digital services. Within this market, the integration of artificial intelligence (AI) is a fast-growing segment. The AI-in-telecommunications market is expected to reach approximately $11.3 billion by 2030, representing roughly a 28% compound annual growth rate from 2023 to 2030.

Telecom operators are investing in AI to improve network efficiency and customer experience amid rising network complexity.

Key Industry Risks and Regulatory Considerations

The telecom sector is heavily regulated and faces several industry-wide risks. Providers must comply with licensing requirements and communications laws in each country of operation, as well as data privacy mandates (e.g. GDPR) for handling customer information. Telecom executives increasingly view data protection, cybersecurity threats, and AI governance as top risk factors for the industry.

The regulatory landscape is evolving – telecom merger reviews have become contentious and unpredictable in some markets, and new AI-related regulations are only beginning to take shape.

Telecom companies also depend on reliable infrastructure and interconnection; any major network outage or supplier disruption can impact service delivery. Intense pricing competition and rapid technological changes further require continual investment to maintain service quality and comply with standards.

Emerging Trends and Technological Advancements

Telecommunications is undergoing rapid technological evolution, with AI at the forefront of many innovations. Operators are deploying AI-driven analytics and automation for network management, fraud detection, and predictive maintenance.

For example, AI-based systems can monitor networks in real time to optimize traffic routing and detect anomalies before they affect service quality. In telecom billing and revenue management, AI and machine learning tools are being adopted to improve billing accuracy and efficiency.

These technologies automate usage tracking and invoicing, reducing errors and identifying billing discrepancies or fraud. The industry is also embracing cloud-based platforms, 5G services, and edge computing; combined with AI, these advancements enable new offerings (such as IoT connectivity and personalized customer experiences) and more agile operations. Overall, AI integration is becoming critical for telecom providers to enhance reliability, reduce costs, and deliver innovative solutions.

Our Solution – Application of AI to Telecommunication Industry

•

Telecommunications & Wholesale Voice/Data: The global wholesale telecom market is large and competitive, comprising both small niche carriers and large multi-national networks. The global telecom services market size, according to Grand View Research, was estimated at USD $1,983.08 billion in 2024 and is projected to grow at a CAGR of 6.5% from 2025 to 2030. Our solutions target wholesale SMS routes and AI-driven routing for long-distance calls, enabling telecom providers to reduce costs and simplify billing operations.

•

AI Integration: Telecom providers increasingly use AI-based analytics to optimize network usage and reduce fraud and billing errors. We aim to leverage our new technology, represented by our Auralink brand, to create integrated billing, routing, and network analytics systems that adapt to real-time data.

•

Fintech & Mobile Commerce: Through the GoLogiq license, we also offer certain products (CreateApp, Paylogiq, and Gologiq) aimed at small-to-medium-sized businesses (“SMBs”) seeking e-commerce solutions. While this fintech line has not historically been a revenue driver, we believe it remains a complementary technology area with the potential for synergy alongside our telecom solutions.

•

Growth factors such as the increasing demand for cellular data, the growing number of mobile subscribers, and the proliferation of digital services indicate promising potential for this industry to expand and generate new opportunities. Various telecom operators are already investing in AI to enhance network efficiency and improve customer experience, despite the rising complexity of network infrastructures.

The use of AI in telecommunications is diverse and rapidly evolving. AI enables automation of network management, enhances fraud detection, and supports predictive maintenance. By monitoring the network in real time, AI-based systems can detect potential anomalies and reroute traffic before service quality is impacted. Additional use cases include AI-powered billing systems that can identify discrepancies or detect billing fraud.

Overall, the integration of telecommunications and AI opens up new opportunities, offers potential cost reductions, and improves operational efficiency.

Inflation

The Company generally may be impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Wholesale Telecommunications Considerations

As we pursue opportunities in the wholesale telecommunications sector, we remain mindful of several challenges and uncertainties that could affect our financial performance and operations. First, our ability to deliver wholesale services depends on reliable access to third-party carrier networks. Any disruption or constraint, whether from infrastructure failure, labor disputes, or shifting supplier relationships—could impede our ability to maintain service quality and continuity.

Additionally, the wholesale telecom market features intense pricing competition, with larger, well-capitalized carriers and smaller niche operators all vying for market share. Price compression in traditional wholesale routes may limit our profit margins and require us to continuously refine our cost structure and product offerings. Meanwhile, technological changes, particularly the emergence of new network protocols, innovations in software-based routing, and AI-driven analytics—necessitate ongoing infrastructure investments to remain competitive and capture higher-value traffic.

Our expansion into new regions involves navigating complex regulatory environments, multiple licensing requirements, and potential foreign exchange fluctuations. These factors can introduce uncertainties into our growth plans. Moreover, our global operations may expose us to varying data protection rules and local compliance obligations, adding complexity to day-to-day business management.

Cybersecurity and data privacy concerns pose another layer of risk. As we integrate AI-driven solutions to optimize routing, billing, and fraud detection, we gather and process sensitive information. Ensuring that our systems and those of our partners remain secure against evolving cyber threats is critical to sustaining customer confidence and meeting regulatory expectations.

Despite these industrywide challenges, we believe that effective management of vendor and partner relationships, prudent capital expenditures aimed at network improvements, and strategic use of AI and automation will help us build resilient revenue streams. By balancing growth initiatives with disciplined risk management, we aim to build a competitive position in wholesale telecommunications and deliver sustainable long-term value for our shareholders.

Our New Strategy

Transforming Established Markets with Data-Driven Innovation

Our core objective is to acquire cornerstone businesses in established markets and rapidly enhance their operations using advanced technology and data-driven insights. By harnessing the power of AI, software-as-a-service (“SaaS”) offerings, and strategic partnerships, we unlock new growth potential across multiple sectors. We seek opportunities where digital transformation can significantly boost efficiency, expand market reach, and create shareholder value.

•	Digital Transformation Focus: We target industries—ranging from telecommunications to e-commerce to other verticals—that can benefit from modern AI solutions, automation, and data analytics.
•	Acquisition of Cornerstone Businesses: Our strategy centers on acquiring or partnering with proven companies that possess deep sector expertise and stable customer bases. We then enhance their operations through cutting-edge technology, improving scalability, productivity, and profitability.
•	Scalable Opportunities: We prioritize acquisitions where we can realize significant revenue growth within two years, while building a portfolio of solutions that complement our existing capabilities.

Multi-Pronged Growth Approach

1.	Unified SaaS Framework
We plan to integrate our acquired and in-house technologies into a cohesive SaaS ecosystem, delivering a streamlined user experience and centralized access to our diverse applications.
2.	Expanding Customer Base

Our solutions are planned to be deployed in leading media, technology, and telecommunications environments. We aim to deepen these relationships and broaden adoption of our platforms, driving greater revenue through long-term, value-added partnerships.

3.	SMB Enablement

We believe there is strong demand among small-to-medium-sized businesses (“SMBs”) for accessible, end-to-end solutions, particularly those that simplify e-commerce, marketing, or operational complexities. We will continue marketing our platforms to SMBs that want advanced features without excessive overhead or technical barriers.

4.	Continued Innovation

We are committed to ongoing research and development. Initiatives include enhancing our self-service tools, embedding AI-driven analytics for real-time decision-making, and exploring additional verticals where digital transformation can create competitive advantages.

Governmental Regulation

Facilities-based wireless communications providers in the United States must be licensed by the FCC to provide communications services at specified spectrum frequencies within defined geographic areas and must comply with FCC rules and policies governing the use of the spectrum. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high-quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically 10 to 15 years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings have historically not been subject to prescriptive regulation, the federal government and various states periodically consider new regulations and legislation relating to various aspects of wireless services.

The Communications Act of 1934 and other related laws give the FCC broad authority to regulate the U.S. operations of our interstate telecommunications services. In addition, our ILEC subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to reimburse our wireline subsidiaries for the use of their networks by other carriers.

Competitive Landscape

The telecom and AI-integrated telecom sector includes a mix of large global operators and technology solution providers. Notable publicly-listed competitors include:

•	AT&T Inc. (NYSE: T) – U.S. telecommunications carrier.
•	Verizon Communications Inc. (NYSE: VZ) – U.S. telecommunications carrier.
•	Vodafone Group plc (NASDAQ: VOD) – International telecom operator.
•	Orange S.A. (NYSE: ORAN) – European telecommunications provider.
•	Amdocs Limited (NASDAQ: DOX) – Telecom software and AI-enabled billing solutions provider.
•	CSG Systems International, Inc. (NASDAQ: CSGS) – Telecom billing and revenue management software provider.
•	Oracle Corporation (NYSE: ORCL) – Supplier of telecom network and billing software solutions.
•	Twilio Inc. (NYSE: TWLO) – Cloud communications platform integrating telecom services with AI-driven features.
•	Sinch AB (OTC: CLCMF) – Global messaging and voice communications platform for operators and enterprises.

Leveraging GOLQ Technology

Through the GoLogiq (“GOLQ”) license, we offer SMBs a range of mobile commerce solutions. The CreateApp platform, offered as a Platform as a Service (“PaaS”), allows businesses to build mobile apps for their products and services without requiring significant technical expertise or capital investment. By lowering barriers to digital adoption, CreateApp enables SMBs to expand sales channels, improve customer engagement, and streamline operations. We recognize revenue on a subscription basis, as customers pay to use the platform’s functionalities to develop and launch their mobile applications.

Although the GOLQ Technology primarily serves SMBs’ e-commerce needs, we remain flexible in exploring other AI-driven opportunities. Our broader strategy is to adapt these and other emerging technologies to any industry that stands to benefit from modernization and data-focused transformation.

GOLQ Technology

Since 2017, CreateApp has enabled mobile commerce via its enhanced platform offered on a Platform as a Service, or PaaS basis, along with its e-wallet initiative.  The GOLQ license allows us to offer the following products (each of which is described below): (i) CreateApp, (ii) Paylogiq; and (iii) Gologiq.

CreateApp

CreateApp, the core product in the GOLQ Technology and PaaS, allows SMBs to create mobile apps for their business without the need of technical knowledge, high investment, or background in IT.

CreateApp has evolved since 2017 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia and the United States. The platform enhancements have taken our technology from a standalone “do-it-yourself” (“DIY”) app builder to an enhanced platform built to enable mobile commerce by empowering users to create their own e-commerce and mobile-commerce ecosystem.

Beginning in 2019, CreateApp focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users, and the merchants available to users, of its products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners. We believe that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the CreateApp business in 2018 and 2019. As a result, CreateApp’s year-over-year revenues increased significantly in 2018 and 2019. For 2022 as compared to prior years, CreateApp worked to improve gross profit margins while reducing older, white-label partnership revenues and although year-over-year revenues decreased, the gross profits margins improved.

Paylogiq

Launched in late 2017 as an e-wallet initiative, Paylogiq is a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform providing payment capabilities to users of the platform. Moreover, Paylogiq is designed to be a robust and universal payment platform, and its growth is therefore not limited to our CreateApp PaaS customers alone.

Gologiq

Gologiq is a PaaS platform that provides mobile payment capabilities for the local food delivery service industry. Logiq launched Gologiq in the fall of 2019 in Jakarta, Indonesia. We plan to fully evaluate all options for the Gologiq platform in order to increase user growth and regional expansion with its unique pedestrian-powered approach to urban food delivery.

We evaluate opportunities to acquire complementary businesses and personnel in furtherance of our ongoing strategy to utilize data to disrupt specific old-line industry sectors.

Our Recruiting Services

Operating Businesses and Revenue

We have historically generated revenue from the following activities:

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

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters' ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval. The transaction closed in September 2024. The Company discontinued providing Recruiter On Demand following execution of the acquisition.

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

Our Platform and Technology

Product Development

We expect that the development of our software will focus on expanding product lines, designing enhancements to our core technologies, and integrating existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, our products have primarily been developed internally, although we have also licensed or acquired products, or portions of products, from third parties. These arrangements sometimes require us pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so.

Sales and Marketing Strategy

Our sales and marketing strategy has historically been centered around driving cost-effective awareness of our brand and the benefits of our platform among recruiters and employers of all sizes, from small businesses to Fortune 100 companies. Most of our new recruiter and employer registrations come from direct navigation to our website through unpaid search engine results listings, social media, and other content-based, no-cost referrals

Public Relations

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

Community Management

We consider our community management and social media groups an important asset and part of our go-to-market and overall marketing strategy.  The Company operates various membership groups, focused on the LinkedIn platform, and regularly engages with these communities.

GOLQ Technology

Our sales and marketing efforts will be focused on promoting sales, producing expert content and brand awareness. We believe that the resellers agreements signed by CreateApp in 2015, 2016, and 2017 created a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow our business and enhance shareholder value.  Given the nature of DIY mobile apps and the primary target market of SMBs, a typical go-to-market strategy would have a direct sales force or resellers approach SMBs directly to drive our revenue.

We intend to continue CreateApp’s evolution of its PaaS platform with two distinct market paths to drive recurring revenue business model:

(i)

Cooperation agreements in countries/regions where our partners are responsible for targeting SMBs either through an installed base of customers or groups of direct sellers with a sales and marketing team focusing on end customers.

(ii)

Digital wallet or e-wallet solutions. A distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population in GSEA with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets according to the International Data Corporation (“IDC”). GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments. Online payments in GSEA is divided into four broad payment modes: e-wallets (such as our Paylogiq platform), credit cards, debit cards and online banking. Of these IDC experts, the e-wallet mode is expected to grow the fastest over the next five years. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration (which creates a structural opportunity for e-wallet), the increasing integration of e-wallets with use cases such as online games and e-commerce, and the opportunity to offer broader digital financial services using e-wallets as a foundation.

With the above strategy, we believe that we will be able to maintain a lower capital expenditure base due to the ‘level-two’ customer support vs. ‘level-one’ customer support, smaller sales and marketing teams, and the need to provide hosting services.

Our CreateApp platform operates as a PaaS, allowing users to develop their own applications supplying the infrastructure and IT services, which users can access anywhere via a web or desktop browser. We recognize revenue on a pay to use subscription basis when our customers use our platform.

We do not plan to compensate resellers and distributors. Instead, the end user will pay the reseller/distributor directly as well as paying for our services, for which we or our reseller/distributor in licensed territories bill the end user separately.

Research and Development

Our R&D strategy is to develop and offer technology solutions to our present and future customers. We intend to continue to invest in various technology initiatives related to e-commerce and telecommunications, including website and platform development.

Competition

The market for online staffing and recruitment services is highly competitive, fragmented, and undergoing rapid changes following increasing demand, technological advancements, and shifting needs. We compete with several online and offline platforms and services, including but not limited to, the following:

•	Traditional talent acquisition and staffing service providers and other outsourcing providers, such as the Adecco Group, Korn Ferry, Russell Reynolds Associates, Inc., and Robert Half International, Inc.;

•	Other e-staffing and recruitment marketplace providers, such as Hired.com, Scout Exchange, and Reflik;

•	Professional and personal social media platforms, such as LinkedIn and Facebook;

•	Software and business services companies focused on video hiring talent acquisition, management, invoicing, or staffing management products and services;

•	Online and offline job boards, classified ads, and other traditional means of finding work and service providers, such as Craigslist, CareerBuilder, Indeed, Monster, and ZipRecruiter; and

•	Additionally, well-established internet companies, such as Google and Amazon, have entered or may decide to join our market and compete with our Platform.

We compete based on several factors, including, among other things: size and engagement of user base, brand awareness and reputation, relationships with third party partners, and pricing. We differentiate ourselves through what we call our “three uniques:” people, power, and platform. We pride ourselves on:

•	Our people, who are experts in the recruiting industry;

•	The power of our robust network of recruiters, top internet brand, distribution channels, and content and social media followings; and

•	The Platform, which is a complete and custom-built software platform, with many integrations and partnerships, which has developed over several years.

These “three uniques” form our competitive “moat,” which management believes would be highly challenging for any competitor to replicate.

The fintech sector is rapidly evolving and highly competitive. Our current and potential competitors include: (i) other DIY mobile app companies; (ii) companies that provide e-commerce and e-wallet services, including website/app development; and (ii) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

As of March 15, 2025, our trademarks include “Mediabistro”.

We have licensed the GOLQ Technology from GoLogiq, which owns all software intellectual property for CreateApp as well as the eWallet platform currently operating under the brand names AtozPay and AtozGo in Indonesia (Paylogiq and Gologiq, respectively), and the global rights to market and operate in other countries worldwide.

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

Environmental Matters

No significant pollution or other types of hazardous emission result from our operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental health and safety requirements have not been material.

Furthermore, compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. However, we will continue to monitor emerging developments in this area.

We evaluate opportunities to acquire complementary businesses and personnel in furtherance of our ongoing strategy to utilize data to disrupt specific old-line industry sectors.

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

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing. The Company has been unable to collect against BKR Strategy Group due to lack of response and communication.

On September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. The Company has additionally filed a counterclaim. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfil payment obligations under contracts with CAB's assignor, totalling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently in ongoing legal communications about the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

November 20, 2024, Recruiter.com Inc. has been named as a defendant in a lawsuit filed by HireTeammate, Inc. (d/b/a hireEZ) in the Supreme Court of New York. The lawsuit alleges that Recruiter.com breached a contract by failing to pay for platform management services provided by hireEZ between December 12, 2022, and January 31, 2023. The total amount claimed is $79,388.39, along with interest and legal costs. The complaint includes claims for breach of contract, account stated, and unjust enrichment. Recruiter.com is evaluating its legal options in response to the lawsuit. All operation-related invoices and activities was passed on to Job Mobz. Therefore, the management do not believe that Nixxy is liable for the amount stated and we will defend our position in the court of law. Furthermore, management believe it is more likely than not that we will prevail.

Except for the aforementioned proceedings described above, as of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us

Employees

As of March 15, 2025, the Company employed 3 full time employees and a number of independent contractors.

Culture and Team

After significant changes to our business, we are a small team of qualified professionals. Our management has years of experience in online recruiting and technology and are supplemented by additional finance and legal support.

Diversity

We are committed to being an equal opportunity employer and are proud to have diverse staff, management, and board members.

Corporate Information

We operate virtually. Our principal mailing address is 123 Farmington Avenue, Suite 252, Bristol, CT 06010. Our telephone number is (855) 931-1500. Our website address is https://www.nixxy.com. The information contained on, or that can be accessed through, our site is not a part of this filing. Investors should not rely on any such information in deciding whether to purchase our securities.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in the section titled “Risk Factors” in this Annual Report on page 19, before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected.

Important factors that could cause actual results or events to differ materially, but are not limited to, the following:

Risks Related to Our Business and Industry

There is substantial doubt regarding our ability to continue as a going concern absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

Our business depends on a strong reputation and anything that harms our reputation will likely harm our results.

We utilize AI, which could expose us to liability or adversely affect our business.

We may be unable to find sufficient candidates for our staffing business.

We may incur potential liability to employees and clients.

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

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

Risks Relating to the Telecommunications Industry

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Increasing competition could materially adversely affect our operating results.

Risks Relating to Investments in Our Common Stock

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2024, and 2023 includes an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) used cash in operations of approximately $4.1 million in 2024, and our available cash as of the date of this filing will not be sufficient to fund our anticipated level of operations for the next 12 months; (ii) we will require additional financing for the fiscal year ending December 31, 2025, to continue at our expected level of operations; and (iii) if we fail to obtain the needed capital, we will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

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

We utilize AI, which could expose us to liability or adversely affect our business.

We incorporate novel uses of AI technologies, including generative AI, into our products and operations. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce a false or “hallucinatory” interferences or output, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in Europe, the EU’s AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns.

As a fast-evolving and complicated technology subject to significant government attention, AI-related legislation and regulation may be developed and apply to AI in unexpected ways. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. The cost to comply with such frameworks could be significant and may increase our operating expenses. Additionally, if we do not have sufficient rights to use the data or other material or content on which our AI technologies rely, we may incur liability through the violation of applicable laws or regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Further, any content or other output created by our use of AI-powered tools may not be subject to copyright protection, which may adversely affect our ability to enforce our intellectual property rights. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

We may not be able to maintain our compliance with Nasdaq

On August 17, 2023, Recruiter.com Group, Inc. (“Recruiter.com” or the “Company”) received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing. Based on Nasdaq’s review of materials submitted by the Company in October 2023, Nasdaq granted the Company’s request for an extension until February 13, 2024, to comply with the requirement. Though the Company submitted documentation of actions taken to comply with the requirement, Nasdaq staff determined that the Company did not meet the terms of the extension; on February 16, 2024, Nasdaq issued the Company a letter of a staff determination of delisting procedure. On June 11, 2024, the Company received a notification letter from the Nasdaq Listing Qualifications Staff (the "Staff") of The Nasdaq Stock Market LLC that the Company has evidenced full compliance with all requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders' equity requirements set forth in Nasdaq Listing Rule 5550(b)(1).

There is no assurance that the Company will maintain its stockholders’ equity requirement in the future.

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

We have incurred net losses in each fiscal year since our inception, including net losses of approximately $22.6 million for the year ended December 31, 2024 and, $7.2 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of approximately $99 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations.

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

As of December 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 77%. As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%.

For the year ended December 31, 2024, two customers accounted for more than 10% of total revenue, at 40%. For the year ended December 31, 2023, one customer accounted for more than 10% of total revenue, at 57%.

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

As the result of our purchase of certain assets of Genesys in March 2019 and Scouted, OneWire, Parrut, Upsider and Novo Group in 2021, and the Gologiq license in 2024, we have a significant amount of long-lived intangible assets and goodwill on our consolidated balance sheet. Under the Generally Accepted Accounting Principles in the U.S. (“GAAP”), long-lived assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit exceeds its current fair value, the goodwill is considered impaired. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, competition and adverse changes in the regulatory environment, significant decline in our stock price for a sustained period of time, limited funding, as well as or other factors leading to reduction in expected long-term revenues or profitability. If we record impairment charges related to our goodwill and long-lived assets, our operating results would likely be materially and adversely affected.

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

Our strategic transactions may not be integrated into our business successfully.

Our company is currently engaged in a series of strategic transactions that involve complex financial and legal arrangements, characterized by a multitude of contingencies and obligations, including the Savitr transaction. These transactions are integral to our strategy for growth and expansion in a competitive marketplace. However, the intricate nature of these deals, combined with our limited resources and capital, present significant risks that could materially and adversely affect our business, financial condition, and operational results.

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

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business.

In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

Risks Related to the Telecommunications Industry

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Companies operating the telecommunications industry are subject to significant federal and state regulation, including the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the courts, the FCC or states relating to broadband and wireless deployment,, could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate change, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations, which could result in additional costs of compliance or litigation. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect data and offer targeted advertisements or result in additional costs of compliance or litigation.

Increasing competition could materially adversely affect our operating results.

We have multiple wireless competitors in each of our service areas and compete for customers based principally on service/device offerings, price, network quality, reliability, speed, coverage area and customer service. In addition, we are facing growing competition from providers offering services using advanced wireless technologies and IP-based networks, among others. We expect market saturation to continue, which may cause the wireless industry’s customer growth rate to moderate in comparison with historical growth rates, leading to increased competition for customers, including from strategic alliances in converged connectivity. Our share of industry sales could be reduced due to aggressive pricing or promotional strategies pursued by competitors. We also expect that our customers’ growing demand for high-speed video and data services will place constraints on our network capacity. These competition and capacity constraints will continue to put pressure on pricing and margins as companies compete for potential customers. Additionally, we may not be able to accurately predict future consumer demands or the success of new services in markets. Our ability to address these issues will depend, among other things, on continued improvement in network quality and customer service and our ability to price our products and services competitively as well as effective marketing of attractive products and services. These efforts will involve significant expenses and require strategic management decisions on, and timely implementation of, equipment choices, network deployment and service offerings. In addition, a sustained decline in a reporting unit’s revenues and earnings has resulted in the past, and may again result in the future, in a significant negative impact on its fair value, requiring us to record an impairment charge, which could have an adverse impact on our results of operations.

Risks Relating to Investments in Our Common Stock

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

A small number of ten stockholders, including members of our management, controls approximately 14% of our outstanding voting power as of March 15, 2025, and therefore is able to exert a significant amount of influence over our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying or preventing any change in control transaction, and by limiting the number of shares of our stock traded in public markets could adversely affect liquidity and price of our Common Stock.

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

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing. The Company has been unable to collect against BKR Strategy Group due to lack of response and communication.

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

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfil payment obligations under contracts with CAB's assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently in ongoing legal communications about the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

November 20, 2024, Recruiter.com Inc. has been named as a defendant in a lawsuit filed by HireTeammate, Inc. (d/b/a hireEZ) in the Supreme Court of New York. The lawsuit alleges that Recruiter.com breached a contract by failing to pay for platform management services provided by hireEZ between December 12, 2022, and January 31, 2023. The total amount claimed is $79,388.39, along with interest and legal costs. The complaint includes claims for breach of contract, account stated, and unjust enrichment. Recruiter.com is evaluating its legal options in response to the lawsuit. All operation related invoices and activities was passed on to Job Mobz. Therefore, the management do not believe that Nixxy is liable for the amount stated and we will defend our position in the court of law. Furthermore management believe it is more likely than not that we will prevail.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “NIXX.”

Holders

The number of shareholders of record of our Common Stock as of March 15, 2025, was approximately 508 recordholders. This is not the actual number of beneficial owners of our Common Stock, as shares are held in “street name” by brokers and others on behalf of such owners. As of March 15, 2025, there were no holders of record of our Series E Convertible Preferred Stock.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the years ended December 31, 2024, and 2023, and our capital resources and liquidity as of December 31, 2024, and 2023. Our fiscal year begins on January 1 and ends on December 31. We analyze the results of our operations for the last two years, including the trends in the overall business followed by a discussion of our cash flows and liquidity, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Overview

Nixxy, Inc., a Nevada corporation (along with its subsidiaries, “we”, “the Company”, “us”, and “our”), is a holding company that, through its subsidiaries, operates recruitment and career-related software platforms. Historically, the Company offered additional recruitment-related services, including on-demand contract recruitment and staffing.

We have seven subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC: AESO).

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and sold its Recruiter.com website in Q3 of 2024. The Company has announced plans to shift its focus, along with its license agreement with GoLogiq, and spin out the recruitment-related businesses to Atlantic Energy Solutions, which is currently undergoing a name change to CognoGroup, Inc. There can be no assurance that the Company will be able to complete its planned spin-out and strategic transformation.

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

•

Recruiters On Demand: Consists of a consulting and staffing service specifically for the placement of professional recruiters, which we market as Recruiters On Demand. Recruiters On Demand is a flexible, time-based solution that provides businesses of all sizes access to recruiters on an outsourced, virtual basis for help with their hiring needs. As with other consulting and staffing solutions, we procure for our employer clients qualified professional recruiters, and then place them on assignment with our employer clients. We derive revenue from Recruiters On Demand by billing the employer clients for the placed recruiters’ ongoing work at an agreed-upon, time-based rate. We directly source recruiter candidates from our network of recruiters. In addition, we also offer talent planning, talent assessment, strategic guidance, and organizational development services, which we market as our “Talent Effectiveness” practice. Companies prepay for a certain number of consulting hours at an agreed-upon, time-based rate. We source and provide the independent consultants that provide the service. In March 2023, we announced a strategic partnership with Job Mobz to transition certain Recruiters on Demand clients and staff to Job Mobz in exchange for an ongoing revenue stream. The Company discontinued providing Recruiters On Demand following the execution of the acquisition.

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

33

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

2024 Business Update

In 2024, the Company concentrated on finalizing its strategic transactions critical to its evolution. The Company navigated through a significant restructuring of its balance sheet and executed a license agreement with GoLogiq, as well finalization of the Asset Purchase Agreement with Job Mobz. The strategic relationships with Job Mobz and GoLogiq are about expanding our capabilities and aligning our resources with our most promising opportunities. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also prepared for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation ("CognoGroup"). The Company is still evaluating the final structure and form of the planned spin-out transaction.

Product development efforts included continued improvements to Mediabistro and its underlying job board technology. The Company also introduced an AI-powered predictive analytics capability for Mediabistro, to uncover job trends in the media industry and showcase these trends to hiring managers and job seekers.

Since December 31, 2023, we:

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

36

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

Since December 31, 2024, we:

•

Private Offering of Convertible Notes: On January 21, 2025, the Company commenced a private offering of zero-coupon convertible promissory notes with an aggregate principal amount of up to $50 million. Subsequently on February 19, 2025, the Company announced the withdrawal of its previously proposed private offering of up to $50 million in Bitcoin-backed, zero-coupon convertible notes due to market conditions.

•

Appointment and Resignation of Director: Effective January 1, 2025, the Company appointed Yu-san “Debra” Chen Volpone as the Chief Executive Officer of the Company and as a member of the Company’s board of directors. Effective January 1, 2025, the Company appointed David Kratochvil as a member of the Board and Elsa Sung as a member of the Board, and as chairwoman of the Company’s Audit Committee. On January 24, 2025, the Company appointed Christopher Mann to the Board of Directors. Mr. Mann was not assigned to any Board committee and had no material relationships or transactions with the Company. On January 28, 2025, Mr. Mann resigned from the Board due to increased professional and personal obligations. His resignation was not due to any disagreements related to the Company's operations, policies, or financial reporting. Mr. Mann did not receive any compensation for his brief tenure on the Board.

•

Leadership Transition: On February 14, 2025, Yu-San “Debra” Chen Volpone resigned as Chief Executive Officer, and on February 20, 2025, she also resigned from the Board of Directors. Her resignation was not due to any disagreements with the Company. Effective February 18, 2025, Miles Jennings was appointed as Interim Chief Executive Officer. Mr. Jennings brings extensive experience in the workforce and technology industries, having previously served as the Company's Chief Executive Officer and President.

•

Termination of Just Got 2 Have It LOI: As part of the Company’s strategic shift towards telecommunications and technology, the previously disclosed non-binding Letter of Intent with Just Got 2 Have It, Inc. was terminated, and the Company elected not to pursue the transaction further.

•

Acquisition of Savitr Tech TKOS Systems: On February 19, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software, wholesale long-distance contracts, interconnection agreements, and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company's outstanding shares, contingent on revenue milestones.

•

Mexedia Agreement: On February 24, 2025, the Company entered into a twelve-month contract with Mexedia SpA, an Italian technology and communications provider. Under the agreement, the Company will provide SMS services through its cloud-based platform, supporting up to $10 million in revenue per month. The agreement includes AI-driven billing and dynamic routing capabilities and will automatically renew unless terminated by either party.

•

Employment Agreement with Interim CEO: On February 24, 2025, the Company entered into an employment agreement with Miles Jennings in connection with his appointment as Interim Chief Executive Officer. Under the agreement, his annual salary was increased to $350,000. The initial term is three months, continuing month-to-month thereafter. Mr. Jennings will also continue in his roles as Managing Director of Recruiter.com Recruiting Solutions, LLC and CEO of Atlantic Energy Solutions, Inc.

•

Strategic Growth and Market Expansion Initiatives: On February 25, 2025, the Company announced its strategic growth initiatives, focusing on AI-driven telecommunications and SMS services. It outlined its expansion plans, aiming for increased revenue and enhanced operational efficiencies through acquisitions and technology integration.

•

$10 Million Share Repurchase Program: On February 26, 2025, the Company announced that its Board of Directors authorized a share repurchase program of up to $10 million. The program is expected to begin within thirty days and continue for approximately 180 days, funded through existing cash balances and retained earnings.

•

Acquisition of Wizco AI Interview Coaching Platform: On March 3, 2025, Atlantic Energy Solutions, Inc. (OTC: AESO), a majority-owned subsidiary of Nixxy, Inc., entered into an Asset Purchase Agreement with Wizco Group, Inc. The acquisition includes Ava, an AI-powered interview coaching platform, along with associated intellectual property, commercial contracts, and customer relationships. As part of the transaction, AESO will issue 16,666,667 shares of its common stock to Wizco’s stockholders, with downside protection provisions in place. Additionally, AESO will issue 10,000,000 shares of common stock to each of Wizco’s two founders under an advisory services agreement, with a structured vesting schedule over 12 months.

Results of Operations

Revenue

Our revenue for the year ended December 31, 2024, was $0.6 million compared to $3.2 million for the prior year, representing a decrease of $2.6 million or 81%. This decrease resulted primarily from a decrease in our Recruiters on Demand business of $1.9 million or 99.9%. Additionally, Software Subscriptions contributed no revenue in 2024, compared to $0.4 million in 2023. We had a decrease in our Marketplace Solutions, Consulting and staffing services, Full time placement fees, and Revenue share revenue of $69, $124, $20, and $100 thousand.

Cost of Revenue

Cost of revenue for the year ended December 31, 2024, was $3 thousand, compared to $2.7 million in the prior year. This decrease resulted primarily from a decrease in compensation expense in line with the decrease in revenue and a higher margin revenue stream in 2024. Cost of revenue in 2023 was primarily attributable to third party staffing costs and other fees related to the recruitment and staffing business acquired from Genesys, which after its purchase, serves as our Recruiting Solutions division, as well as costs for contract recruiters supporting the Recruiters on Demand business.

Operating Expenses

We had total operating expenses of $15.5 million for the year ended December 31, 2024, compared to $10.9 million for the year ended December 31, 2023. This increase was primarily due to increases in sales and marketing expense of $465 thousand and general, goodwill impairment of $4.7 million, and administrative expense of $2.8 million. These increases are partially offset by decreases in product development expense of $365 thousand and amortization of intangibles of $250 thousand.

Sales and Marketing

Our sales and marketing expense for the year ended December 31, 2024, was $852 thousand compared to $0.4 million for the prior year, which is primarily due to company's campaign to increase awareness for company's brand and stock.

Product Development

Our product development expense for the year ended December 31, 2024, decreased to $0.1 million from $0.4 million for the prior year. This decrease was primarily attributable to a $358 thousand decrease in hosting and data expenses during the period.

Amortization of Intangibles and Impairment Expense

For the year ended December 31, 2024, we incurred a non-cash amortization charge of $1.0 million as compared to $1.3 million for the corresponding period in 2023. The amortization expense in 2024 and 2023 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, and GOLQ in 2024. For the year ended December 31, 2024, the Company recorded a non-cash goodwill impairment charge of $4.7 million, which is included in the consolidated statements of operations for the year ended December 31, 2024. No such impairment was recorded for the year ended December 31, 2024.

General and Administrative

General and administrative expense for the year ended December 31, 2024, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the year ended December 31, 2024, our general and administrative expenses were $8.9 million, including $5.6 million of non-cash stock-based compensation. In 2023, for the corresponding period, our general and administrative expenses were $6.1 million, including $1.5 million of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2024, was expense of $7.6 million compared to income of $2 thousand in the corresponding 2023 period. The primary reason for the loss in 2024 was due to a loss on debt settlement of $8.5 million.

Net Income (Loss)

For the year ended December 31, 2024, we had a net loss from continuing operations of $22.6 million compared to a net loss of $7.7 million during the corresponding year in 2023. For the year ended December 31, 2024, we had a net income from discontinued operations of $0 thousand compared to a net income of $1.1 million during the corresponding year in 2023.

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

Our management uses and relies on EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analysing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(22,593,628)	$(7,734,290)
Interest expense and finance cost, net	661,104	2,645,694
Depreciation & amortization	1,054,995	1,302,384
EBITDA (loss)	(20,877,529)	(3,786,212)
Bad debt (recovery) expense	(84,377)	(143,774)
Loss on settlement of debt	8,521,149	-
Goodwill and intangible assets impairment	4,720,624	-
Stock-based compensation	5,614,921	1,490,903
Adjusted EBITDA (Loss)	$(2,105,212)	$(2,439,083)

Liquidity and Capital Resources

For the year ended December 31, 2024, net cash used in operating activities was $4.1 million, compared to net cash used in operating activities of $0.9 million for the corresponding period in 2023. For the year ended December 31, 2024, net loss was $22.6 million. Net loss includes non-cash items of depreciation and amortization expense of $1.1 million, bad debt recovery of $84 thousand, impairment expense of $4.0 million, loss on settlement of consulting agreement of $153 thousand, loss on settlement of debt settlement of $8.5 million, stock-based compensation expense of $5.6 million, goodwill and intangible assets impairment of $4,720,624, loss on fair value of marketable securities of $240 thousand, gain on sale of assets of $1.8 million, change in fair value of warrant liability of $13 thousand, and amortization of debt discount and debt costs of $177 thousand.

For the year ended December 31, 2023, net cash used in operating activities was $0.9 million. The decrease in cash used in operating activities was attributable to the change in operating expenses outlined previously to support the changes in our business. For the year ended December 31, 2023, net loss was $6.7 million. Net loss includes non-cash items of depreciation and amortization expense of $1.3 million, bad debt expense (recovery) of ($143) thousand, equity-based compensation expense of $1.5 million, and amortization of debt discount and debt costs of $1.3 million. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $1.9 million and prepaid expenses and other current assets decreased by $96 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $84 thousand.

For the year ended December 31, 2024, net cash provided by investing activities was $1.8 million and $0, respectively. The principal factor was proceeds from a sale of assets for $1.8 million.

For the year ended December 31, 2024, net cash provided by financing activities was $3.9 million. The principal factor was issuance of common stock for $4.3 million which was partially offset by repayment of notes payable for $1.0 million.

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

Based on cash on hand as of December 31, 2024, of approximately $2.5 million, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2024, we recorded a net loss of $22.6 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Parrut was $0 and $238,723, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Novo Group was $1,198,617.

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

As of December 31, 2024, and December 31, 2023, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $13,056, respectively, was $0 and $1,421,864 respectively.

On August 30, 2022, The Company issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and were set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, the Company granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 30, 2022, the (“8/30/22 Notes”). In event of default under the 8/30/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/30/22 Notes and the holders of the 8/30/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/30/2022 Notes, under each of the holder’s respective 8/30/22 Notes.

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

As of December 31, 2024, and December 31, 2023, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $1,194,445 respectively.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on extinguishment of debt for the amount of $8,224,042 recorded within other expense for the year ended December 31, 2024.

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

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc. Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc.’s outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032. On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”).

On September 18, 2024, Montage entered into an agreement to sell and assign its rights and obligations, including principal, accrued interest, and any penalties incurred to an individual accredited investor (the “New Noteholder”) for a purchase price of $720,000. The Company repaid $1,071,522 of principle under the Montage note during the year ended December 31, 2024.

On September 19, 2024, the Company and the New Noteholder entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 720,000 shares of common stock. On September 19, 2024, the New Noteholder converted $670,448 of outstanding principal and $69,827 of outstanding accrued interest.

As of December 31, 2024, and December 31, 2023, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $164,016, respectively, was $0 and $1,577,984, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other expense for the year ended December 31, 2024.

As of December 31, 2024, and December 31, 2023, the outstanding principal balance on the promissory notes payable totaled $1,198,617 and $5,808,705, respectively.

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of December 31, 2023, and December 31, 2022, $0 and $545,216 advances were outstanding under the factoring arrangement, respectively, and $6,318 and $263,939, was due from the factor resulting in a net $0 and $281,277 loan payable to the factor at December 31, 2023 and 2022, respectively.

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

The cost of factoring for the year ended December 31, 2024, and 2023, was $0 and $21,441, respectively, and is included in interest expense on the consolidated statements of operations.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Critical accounting estimates are the fair value of intangible assets and goodwill, and valuation of stock based compensation expense.

Policy

Revenue Recognition

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires all share-based payments be recognized in the consolidated financial statements based on their fair values. In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the reportable segment disclosure requirements with no significant impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

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

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) We do not have the in-house technical expertise to identify and analyse complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and directors:

Director	Age	Position	Director Since
Evan Sohn	57	Director	April 2019
Elsa Sung	50	Director	January 2025
Xuqiang Yang	43	Chief Financial Officer	November 2024
Lillian Mbeki	47	Director	March 2024
Miles Jennings	47	Interim Chief Executive Officer and Director	November 2017
David Kratochvil	59	Director	January 2025

Each of our directors currently holds a one-year term, serving until our annual meeting of shareholders to be held in 2025.

Executive Officers

Miles Jennings - Mr. Jennings serves as the Interim Chief Executive Officer of the Company and as the Managing Director of the Company's subsidiary, Recruiter.com Recruiting Solutions, LLC. Mr. Jennings served as the Company’s Chief Financial Officer from March 2024 to November 2024, after serving as its Chief Executive Officer. Prior to that, Mr. Jennings founded the Company and served as the Chief Executive Officer of Recruiter.com, Inc. from 2015 until October 2017, and then as Chief Executive Officer of Truli Technologies, Inc. and its subsidiary, VocaWorks, Inc., from then until March 2019, when Truli Technologies merged with Recruiter.com, Inc. Mr. Jennings served as Chief Executive Officer of the merged company, Nixxy, Inc. through July 1, 2020, when he moved into the role of President and Chief Operating Officer. Mr. Jennings has worked in the recruiting and online recruiting industry since 2003 at employers including Modis, an Adecco division, and Indeed.com. He is a graduate of Trinity College in Hartford, CT with a degree in philosophy.

Xuqiang (Adam) Yang

- Mr. Yang has several years of experience of financial reporting, including serving as the chief financial officer of other public companies. Since November 2023, he has served as Chief Financial Officer at SMC Corp. Mr. Yang has also served as Controller of ADvantage Therapeutics Inc. since October 2023. From October 2022 to October 2023, Mr. Yang was a Senior Associate at Salberg & Company P.A. From October 2021 to October 2022, Mr. Yang served as the Accounting Lead at Nation Motor Club, LLC d/b/a Nation Safe Drivers, NIU of Florida, Inc. From June 2020 to October 2021, he served the Controller of Headline Solar LLC Mr. Yang was a Tax Accountant at Office Depot, LLC from June 2019 to June 2020. From June 2017 through June 2019, Mr. Yang worked as an Analyst at Envision Physician Services. Mr. Yang received his bachelor’s degree in accounting from Florida Atlantic University. Mr. Yang is also a Certified Public Accountant.

Non-Employee Directors

Evan Sohn - Mr. Sohn served as the Company’s Chief Executive Officer since July 2020 and then subsequently, Chairman since April 2019. He is the CEO of Aura Intelligence, Inc., a platform that transforms fragmented workforce data into actionable insights, empowering businesses to make data-driven decisions efficiently.  Previously he served as Vice President of Sales at Veea Inc., a company offering a platform-as-a-service (PaaS) platform for computing, mobile payment, point of sale, and retail solutions, from April 2018 until June 2020. Prior to joining Veea Inc., from September 2015 to April 2018, Mr. Sohn served as the Vice President of Sales at Poynt Inc., a company developing and marketing Poynt, a platform for next generation payments. Prior to that, from April 2012 to September 2015, Mr. Sohn was the Vice President of Sales at VeriFone, Inc., a company designing, marketing, and servicing electronic payment systems. Mr. Sohn is also the co-founder and Vice President of the Sohn Conference Foundation, a non-for-profit dedicated to the treatment and cure of pediatric cancer and related childhood diseases. He is a graduate of the NYU Stern School of Business with a degree in computer information systems and management.

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

Elsa Sung – Ms. Sung has over 20 years of corporate financial and accounting experience, including serving as the chief financial officer of a Nasdaq-listed company. Since February 2017, she has been a managing member of Canvas Group, Inc, a boutique financial advisory and business consulting firm. From April 2013 until December 2019, she worked as a senior executive advisor in the areas of international business development and mergers and acquisitions for Zhongmai Group. From May 2007 to January 2013, Ms. Sung was Senior Vice President of CFO Oncall, Inc., providing chief financial officer and consulting services to various companies. She also served as Chief Financial Officer of Jiangbo Pharmaceuticals, Inc. (Nasdaq:JCBO) from October 2007 until March 2011. Ms. Sung was an Audit Manager from September 2005 to May 2007 at Sherb & Co., responsible for managing, monitoring, as well as performing audits for domestic and international clients. From September 2002 to July 2005, Ms. Sung was with Ernst & Young, LLP as a Senior Auditor in the Assurance and Advisory Business Service Group. She received her Master of Business Administration and Bachelor of Science, in accounting from Florida Atlantic University. She also holds a Bachelor of Arts in Sociology from National Chengchi University in Taipei, Taiwan. She earned a CPA license in the state of Georgia (inactive).

David Kratochvil – Mr. Kratochvil has over thirty years of Wall Street experience ranging from venture capital, private equity and emerging market equity investing to investment banking and structuring tax-advantaged deals. Since January 2017, Mr. Kratochvil has served as the managing partner Vista Capital Advisors where he consults on various projects and serves as an outsourced CFO for early-stage companies. Additionally, since April 2024, he has served as the chief financial officer of Pertexa Health Tech Inc. From April 2023 until April 2024, he served as chief financial officer of Northann Corp (NYSE: NCL). Since January 2020, he has also served as Managing Director of Kenmar Securities, LLC, an investment banker focusing on life science, technology and real estate transactions. From January 2019 until December 2021, Mr. Kratochvil was CEO of Ikigai Biotech Group, Inc., a developing biotech company focused on using 3D bioprinting to tackle T1 diabetes and kidney disease. From June 2017 until December 2019, he worked at Oberon Securities as a Managing Director focusing on healthcare and life science transactions. From 2015 until 2017, he served as chief financial officer of VolitionRx (NYSE: VNRX), a multi-national medical diagnostics company developing simple blood-based tests to accurately diagnose a range of cancers. From 2008 until 2015, he served as Managing Director in the corporate finance department at Euro Pacific Capital, Inc. From 1997 until 1999, he served as portfolio manager at Omega Advisors. From 1994 until 1997, he served as director at Merrill Lynch Asset Management. Mr. Kratochvil holds an MBA in finance and international business from the University of Chicago's Booth School of Business and a B.S. in Economics from The Wharton School at the University of Pennsylvania. He holds FINRA 7, 24, 63, 79, 86 and 87 registrations.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Board Committees

The Board currently has the following standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

The following table identifies the independent and non-independent current Board and committee members.

Name	Audit	Compensation	Nominating
Evan Sohn		Chairman	Chairman
David Kratochvil	X		X
Elsa Sung	Chairwoman
Miles Jennings
Lillian Mbeki	X		X

Board and Committee Meetings

During the year ended December 31, 2024, the Board had nine meetings, the Audit Committee had four meetings, the Compensation Committee had two meetings, and the Nominating Committee had zero meetings.

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

Audit Committee Financial Expert

Our Board has determined that Ms. Sung is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of our Common Stock with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us none of our directors, executive officers, and persons who own more than 10% of our Common Stock failed to comply with Section 16(a) filing requirements, except an unreported issuance of 140,187 shares on September 26, 2024 to each of Messrs. Sohn and Jennings in connection with a settlement of a severance provision in each of their employment agreements, and a late Form 3 filing for each of Mr. Yang.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is related to all plan and non-plan compensation awarded to, earned by, or paid by us for the years ended December 31, 2024 and December 31, 2023, for all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2024, and our two most compensated executive officers, other than the principal executive officer, serving at December 31, 2024 whose total compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Miles Jennings Director, former Chief Executive Officer, former President, and former Interim Chief Financial Officer(2)	2024	200,082	-	336,449	-	-	-	536,531
	2023	182,000	-	-	-	-	-	182,000
Evan Sohn Chairman and Director	2024	21,581	-	336,449	-	-	37,000	395,030
	2023	140,000	-	-	-	-	-	140,000
Adam Yang Chief Financial Officer (3)	2024	31,332	-	-	-	-	-	31,332
	2023	-	-	-	-	-	-	-
Granger Whitelaw Former Chief Executive Officer, Former President , and Former Director (4)	2024	132,500	99,000	439,000	-	-	-	670,500
	2023	-	-	-	-	-	-	-

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

(2)

Mr. Jennings served as our President and Chief Operating Officer from June 2020 until March 2024, served as our Chief Executive Officer from October 2017 to June 2020, served as our Interim Chief Financial Officer from September 2023 until November 2024, and serving as Chief Executive Officer

(3)	Mr. Yang served as our Chief Financial Officer from November 2024.

(4)	Mr. Whitelaw served as our Chief Executive Officer, President, and Director from March 2024 until December 2024.

Named Executive Officer Employment Agreements

In February 2024, the Board of Directors entered into an agreement with Evan Sohn and Miles Jennings to eliminate the severance and certain bonus and target portions of their Employment Agreements in exchange for equity compensation. On September 26, 2024, the Board issued 140,187 shares of the Company’s common stock to each of Miles Jennings and Evan Sohn pursuant to this agreement.

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

The Compensation Committee has the authority to grant discretionary equity awards to our executive officers, including our non-statutory stock options, under the 2017 Plan, 2021 Equity Incentive Plan (the “2021 Plan”), and 2024 Equity Incentive Plan (the “2024 Plan”).

In Fiscal year 2022 and 2023, the Compensation Committee approved the following grants to our Named Executive Officers, including 8,333 option shares to Miles Jennings on August 30, 2022, 16,666 option shares to Evan Sohn on August 30, 2022, 5,000 option shares to Judy Krandel on August 30, 2022, and an additional 3,333 option shares on June 8, 2023.

On July 11, 2024, the Board approved to compensate Granger Whitelaw, Chief Executive Officer of the Company at that time, with 250,000 shares of Company common stock.

Outstanding Equity Awards at December 31, 2024

As of December 31, 2024 there were no unexercised options, shares that have not vested, and equity incentive plan awards for our Named Executive Officers.

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

For the years ended 2024 and 2023, our non-employee directors were compensated as follows in the table below:

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lillian Mbeki(1)	2024	16,667	-	-	16,667
	2023	-	-	-	-
Robert Heath(2)	2024	4,333	-	-	4,333
	2023	26,000	-	-	26,000
Wallace D. Ruiz(4)	2024	30,000	-	-	30,000
	2023	30,000	-	-	30,000
Timothy O’Rourke(3)	2024	3,333	-	-	3,333
	2023	20,000	-	-	20,000
Steve Pemberton(5)	2024	22,500	-	-	22,500
	2023	22,500	-	-	22,500
Deborah Leff(6)	2024	33,500	-	-	33,500
	2023	33,500	-	-	33,500
Granger Whitelaw(7)	2024	21,667	-	-	21,667
	2023	-	-	-	-

(1)	Ms. Mbeki served as our Director since March 2024.

(2)	Mr. Heath served as our Director from March 2021 until March 2024.

(3)	Timothy O’Rouke served as our Director from March 2024 until March 2024.
(4)	Wallace D. Ruiz served as our Director from May 2018 to December 2024.
(5)	Steve Pemberton served as our Director from March 2021 to December 2024.
(6)	Deborah S. Leff served as our Director from August 2020 to December 2024.

(7)	Granger Whitelaw served as our Director from March 2024 to December 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as specifically noted, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 28, 2025, of:

•	each of our directors and executive officers; and

•	each person known to us to beneficially own 5% of our Common Stock on an as-converted basis.

The calculations in the table are based on 15,416,473 common shares issued and outstanding as of March 28, 2025.

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

 Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Nixxy, Inc., 123 Farmington Avenue, Suite 252, Bristol, CT.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class
Evan Sohn	309,396	1.11%
Miles Jennings	348,421	1.38%
Adam Yang	-	-
Lillian Mbeki	10,000	*
Elsa Sung (1)	56,945	*
David Kratochvil (2)	56,945	*
All executive officers and directors as a group (6 persons)	781,707	5.07%
5% Stockholders
ZK International Group Co Ltd.	1,749,975	11.3%

* Less than 1%.

(1)

50,000 RSUs vested immediately on Ms. Sung’s date of appointment as director, and the remaining 50,000 RSUs vest in 36 equal increments on a monthly basis, subject to her continued service to the Company.

(2)

50,000 RSUs vested immediately on Mr. Kratochvil’s date of appointment as director, and the remaining 50,000 RSUs vest in 36 equal increments on a monthly basis, subject to his continued service to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2024, with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:	(a)	(b)	(c)
2017 Equity Incentive Plan (1)	5,000	30.20	82,200
2021 Equity Incentive Plan (1)	8,937	26,48	219,593
2024 Equity Incentive Plan	-	-	759,323
Total	13,937	27.81	1,061,025
(1)	The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.

GOLQ License Agreement

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

As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of December 31, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413, with accumulated amortization of $327,785, and a net carrying value of $799,628. As of the date of this filing, GOLQ holds shares in the Company issued in association with the License, and Granger Whitelaw, who served as our Chief Executive Officer, President, and Director from March 2024 until December 2024, holds an executive position as Chief Executive Officer in GOLQ, so that GOLQ and the Company may be considered related parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides detail about fees for professional services rendered to us by Salberg & Company, P.A., our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit fees (1)	$132,750	$132,100
Audit related fees (2)	9,500	5,900
Tax fees	-	-
All other fees	-	-
Total	$142,250	$138,000

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

(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference	Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
2.2	Technology License and Commercialization Agreement between Recruiter.com Group, Inc. and GoLogiq, Inc., dated February 23, 2024	8-K	02/16/24	2.1
2.3	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	06/05/23	2.1
2.4	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	08/16/23	21
3.1	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	9/26/24	3.1
3.3	Bylaws, as Amended	8-K	9/26/24	3.2
3.4	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.5	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1(d)
3.7	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/10/24	3.1(e)
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021, including global certificate and form of Warrant used for issuance of Unit Warrants	8-K	7/6/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021	8-K	7/12/21	4.1
4.3	Promissory Note issued to Novo Group, Inc. on August 27, 2021	8-K	9/2/21	4.1
4.4	Form of Representative Warrants	8-K	7/6/21	4.1
4.5	Form of Placement Agent Warrants	8-K	7/6/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
4.8	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	08/17/22	4.1
4.9	Form of Common Stock Purchase Warrant granted on August 30, 2022	8-K	08/31/22	4.1
4.10	Warrant to Purchase Stock issued on October 19, 2022+	8-K	10/20/22	4.1
4.11	Form of First Amendment to Common Stock Purchase Warrant, dated as of February 3, 2023	8-K	02/08/23	4.1
10.1	2017 Equity Incentive Plan*	10-K	6/29/18	10.11
10.2	Recruiter.com Group, Inc. 2021 Equity Incentive Plan*	DEFA	7/28/21	A
10.3	Securities Purchase Agreement, dated November 20, 2024, by and between the Company and the Purchasers	8-K	11/20/24	10.1
10.4	Asset Purchase Agreement, dated February 19, 2025, between Nixxy, Inc. and Savitr Tech OU	8-K	02/14/25	10.1
10.5	Bilateral Agreement, dated February 24, 2025, between Mexedia S.p.A. SB and Nixxy, Inc.	8-K	02/24/25	10.1
10.6	Employment Agreement, dated February 24, 2025, between Nixxy, Inc. and Miles Jennings	8-K	02/24/25	10.2
10.7	Asset Purchase Agreement dated March 3, 2025 by and between Atlantic Energy Solutions Inc. and Wizco Group, Inc.	8-K	03/02/25	10.1
10.8	Form of Debt Settlement and Release Agreement, dated September 19, 2024	8-K	09/19/24	10.2
10.9	Recruiter.com Group, Inc. 2024 Equity Incentive Plan	8-K	09/12/24	10.1

21.1	Subsidiaries	10-K	3/9/21	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished**
32.2	Section 1350 certification of Chief Financial Officer				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

NIXXY, INC.

Dated: March 31, 2025	By:	/s/ Miles Jennings
Miles Jennings
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Miles Jennings	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Miles Jennings
/s/ Adam Yang	Chief Financial Officer	March 31, 2025
Adam Yang
/s/ Evan Sohn	Director	March 31, 2025
Evan Sohn
/s/ Elsa Sung	Director	March 31, 2025
Elsa Sung
/s/ Lillian Mbeki	Director	March 31, 2025
Lillian Mbeki
/s/ David Kratochvil	Director	March 31, 2025
David Kratochvil

NIXXY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Nixxy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nixxy, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has had historical net losses and net cash used in operating activities and will require additional financing to continue operations in 2025.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

As described in footnote 1 “Goodwill” and in footnote 5, “Goodwill and Other Intangible Assets” to the consolidated financial statements, the Company’s consolidated Goodwill balance was $2,405,341 at December 31, 2024. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit for the goodwill impairment test requires management to make significant estimates and assumptions in a market approach valuation method such as comparable valuation multiples. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting unit and any potential impairment charges.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

March 31, 2025

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,532,990	$1,008,408
Accounts receivable, net of allowance for doubtful accounts of $863,747 and $1,051,411, respectively	32,205	405,786
Prepaid expenses and other current assets	459,292	252,099
Investment in Marketable Securities	142,275	382,144
Total current assets	3,166,762	2,048,437

Property and equipment, net of accumulated depreciation of $66,387 and $38,776, respectively	8,700	36,311
Intangible assets, net	1,376,485	1,301,337
Goodwill	2,405,341	7,101,084
Total assets	$6,957,288	$10,487,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,141,978	$1,696,022
Accrued expenses	771,399	770,625
Accrued compensation	122,995	154,764
Accrued interest	253,711	280,597
Deferred payroll taxes	-	2,484
Other liabilities	17,333	82,188
Loans payable - current portion, net of discount	1,198,617	5,631,633
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant liability	490,541	504,000
Contract liability	95,396	149,848
Total current liabilities	4,376,970	9,557,161

Total liabilities	4,376,970	9,557,161
Commitments and contingencies (Note 10)
Stockholders' Equity
Preferred Stock, 10,000,000 authorized, $0.0001 par value	-	-
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024, and 2023	-	-
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 and 86,000 shares issued and outstanding as of December 31, 2024, and 2023, respectively	-	9
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; no shares issued and outstanding as of December 31, 2024, and 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,086,476 and 1,433,903 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively	1,509	143
Common Stock to be issued, 506,625 and 0 shares as of December 31, 2024 and 2023, respectively	49	-
Additional paid-in capital	101,591,471	77,348,939
Accumulated deficit	(99,012,711)	(76,419,083)
Total stockholders' equity	2,580,318	930,008
Total liabilities and stockholders' equity	$6,957,288	$10,487,169

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
REVENUE
Revenue	$612,046	$3,188,019

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	2,561	2,721,207
Sales and marketing	851,923	387,359
Product development	51,450	416,897
Amortization of intangibles	1,027,384	1,277,355
Goodwill and intangible assets impairment	4,720,624	-
General and administrative	8,912,411	6,121,508
Total operating expenses	15,566,353	10,924,326

LOSS FROM CONTINUING OPERATIONS	(14,954,307)	(7,736,307)

OTHER (EXPENSES) INCOME
Interest expense	(661,104)	(2,150,541)
Income from ERC Credit	-	2,177,568
Finance cost	-	(495,153)
Gain on assets sale	1,763,430	551,127
Loss on adjust of fair value of marketable securities	(239,869)	(170,383)
Loss on debt extinguishment	(8,521,149)	-
Other income (expense)	5,912	(6,601)
Change in fair value of warrant liability	13,459	96,000
Total other (expenses) income	(7,639,321)	2,017

Loss from continuing operations before income taxes	(22,593,628)	(7,734,290)
Provision for income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(22,593,628)	$(7,734,290)

Net income from discontinued operations	-	1,074,391
Net loss	$(22,593,628)	$(6,659,899)
Deemed dividends	-	(503,642)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,593,628)	$(7,163,541)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(3.82)	$(6.08)
NET INCOME FROM DISCONTIUNED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	-	0.85
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(3.82)	$(5.64)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	5,910,003	1,271,071

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	-	$-	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	-	-	-	-	-	-	112,121	-	112,121
Common stock issued for services	-	-	2,702,374	270	40,000	4	5,502,524	-	5,502,798
Conversion of Preferred stock, Series E, to Common stock	(86,000)	(9)	28,667	3	-	-	6	-	-
Common stock issued in connection with purchase of intangible assets	-	-	392,155	39	-	-	647,016	-	647,055
Warrants issued in connection with purchase of intangible assets	-	-	-	-	-	-	480,358	-	480,358
Issuance of common stock upon conversion of promissory notes	-	-	454,415	45	-	-	797,007	-	797,052
Common stock issued upon exercise of warrants for debt conversion	-	-	213,186	21	-	-	592,036	-	592,057
Common stock issued upon exercise of warrants for cash, net	-	-	222,222	22	-	-	599,222	-	599,244
Common stock issued upon exercise of warrants issued with purchase of intangible assets	-	-	290,714	30	-	-	(30)	-	-
Proceeds from sale of common stock	-	-	3,647,640	365	-	-	4,330,613	-	4,330,978
Issuance of common stock upon settlement of consulting agreement	-	-	89,256	9	-	-	152,620	-	152,629
Issuance of common stock upon settlement of debt	-	-	5,611,944	563	466,625	45	11,029,039	-	11,029,647
Net Loss	-	-	-	-	-	-	-	(22,593,628)	(22,593,628)
Balance as of December 31, 2024	-	$-	15,086,476	$1,509	506,625	$49	$101,591,471	$(99,012,711)	$2,580,318

The accompanying notes are an integral part of these consolidated financial statements.

	Preferred Stock		Preferred Stock		Preferred Stock		Common		Common Stock		Additional		Total
	Series D		Series E		Series F		Stock		to be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	86,000	$9	-	$-	1,085,184	$109	39,196	$4	$74,333,736	$(69,255,541)	$5,078,317
Stock based compensation - Options	-	-	-	-	-	-	-	-	-	-	1,338,760	-	1,338,760
Stock based compensation - RSUs	-	-	-	-	-	-	-	-	-	-	152,143	-	152,143
Common stock issued for the exchange of warrants	-	-	-	-	-	-	38,804	4	(39,196)	(4)	-	-	-
Common stock issued for restricted stock units	-	-	-	-	-	-	7,387	1	-	-	(1)	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	54,768	5	-	-	315,173	-	315,178
Anti-dilution adjustment to warrants	-	-	-	-	-	-	-	-	-	-	503,643	(503,643)	-
Issuance of common stock, net of equity issuance costs of $250,490	-	-	-	-	-	-	130,000	13	-	-	785,496	-	785,509
Recapitalization	-	-	-	-	-	-	-	-	-	-	(80,000)	-	(80,000)
Effect of the August 2023 reverse stock split on common stock	-	-	-	-	-	-	25,537	2	-	-	(2)	-	-
Common stock issued upon exercise of pre-funded warrants	-	-	-	-	-	-	92,223	9	-	-	(9)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,659,899)	(6,659,899)
Balance as of December 31, 2023	-	$-	86,000	$9	-	$-	1,433,903	$143	-	$-	$77,348,939	$(76,419,083)	$930,008

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(22,593,628)	$(6,659,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,054,996	1,302,384
Bad debt recovery	(84,377)	(143,774)
Impairment expense	4,720,624	-
Loss on shares issued in settlement of consulting agreement	152,629	-
Gain or loss on debt settlement	8,521,149	-
Equity based compensation expense	5,614,919	1,490,903
Change in fair value of warrant liability	(13,459)	(96,000)
Loss on adjustment of fair value of marketable securities	239,869	170,383
Gain on assets sale	(1,763,430)	(552,527)
Amortization of debt discount and debt costs	177,072	1,346,280
Loss on loan amendment	-	193,355
Factoring discount fee and interest	-	22,009
Changes in assets and liabilities:
Decrease in accounts receivable	457,958	1,967,824
(Increase) decrease in prepaid expenses and other current assets	(207,193)	95,623
Decrease in accounts payable and accrued liabilities	(320,192)	(18,489)
Decrease in deferred revenue	(54,452)	(65,371)
Net cash used in operating activities	(4,097,515)	(947,299)

Cash Flows from Investing Activities:
Proceeds from sale of assets	1,763,430	-
Net cash provided by investing activities	1,763,430	-

Cash Flows from Financing Activities:
Issuance of common stock, net of fees	4,330,975	785,509
Repayments of notes	(1,071,552)	(668,478)
Gross proceeds from exercise of the warrants	599,244	315,178
Proceeds from ERC advances	-	450,000
Repayment of ERC advances	-	(450,000)
Proceeds from factoring agreement	-	871,821
Repayments of factoring agreement	-	(215,127)
Purchase of preferred shares pursuant to recapitalization	-	(80,000)
Net cash provided by financing activities	3,858,667	1,008,903

Net increase in cash	1,524,582	61,604
Cash, beginning of year	1,008,408	946,804

Cash, end of year	$2,532,990	$1,008,408

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$150,461	$323,141
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock issued upon purchase of intangible assets	$647,055	$-
Warrants issued in connection with purchase of intangible assets	$480,358	$-
Issuance of common stock issued upon conversion of note payable	$273,673	$-
Issuance of common stock from conversion of Preferred stock, Series E	$9	$-
Issuance of common stock from conversion of warrants	$592,056	$-
Issuance of common stock for debt settlements	$2,705,717	$-
Accounts receivable owed under factoring agreement collected directly by factor	$-	$959,980
Deemed dividends	$-	$503,642
Offering costs as a result of modification of warrants to induce exercise	$-	$10,400
Financing of insurance premium	$-	$92,174
Debt discount on loan amendment	$-	$50,000
Transfer of accrued interest to loan principal upon loan amendment	$-	$80,555

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On June 5, 2023, the Company entered into a stock purchase agreement (“GoLogiq Stock Purchase Agreement”) with GoLogiq Inc. (“Seller”), a Delaware corporation (“GoLogiq”). GoLogiq owns all of the issued and outstanding membership interests (the “Membership Interests”) of GOLQ LLC, a Nevada limited liability company, that was further amended on August 18 and 29, 2023. On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023 Amendment and the August 18, 2023 Amendment. Under the GOLQ Licensing Agreement, GOLQ granted the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described therein (the “Term”). In exchange with such license, the Company issued to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date or 392,155 shares (see Note 5). Following the issuance of the Shares, GOLQ owned 16.66% of the issued and outstanding shares of the Company common stock. In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

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

On August 16, 2023, the Company entered into an Asset Purchase Agreement (the “Job Mobz Purchase Agreement”) with Job Mobz Inc., a California corporation (“Job Mobz”). Upon the terms and subject to the conditions of the Job Mobz Purchase Agreement, the Company has agreed to sell and assign its right, title, and interest in the domain name and the assets generally used to operate the business associated therewith to Job Mobz for an aggregate purchase price of approximately $1,800,000, subject to certain adjustments. The Company entered into a number of amendments to the August 16, 2023, Asset Purchase Agreement with Job Mobz, resulting in the extension of the closing date to September 2, 2024. Furthermore, in 2024 the Company received a non-refundable payment of $100,000 from Job Mobz during the quarter ended March 31, 2024, that has been recorded as a gain on assets sale within the consolidated statements of operations. On April 9, 2024, the Company received $150,000 as the second part of the non-refundable payment from Job Mobz. On July 29, 2024, the Company received $150,000 as the third part of the non-refundable payment, and on September 16, 2024, the Company received the fourth and final payment of $1,393,430. Total consideration amounting to approximately $1.8 million. The payments were credited towards and count against the cash portion of the Purchase Price from the original Asset Purchase Agreement.

Although the approval of the Job Mobz Agreement and the transactions contemplated therein were not required to be approved by the shareholders of the Company pursuant to the Nevada Revised Statutes, the rules and regulation of Nasdaq or the Company’s bylaws, the Company previously agreed, pursuant to the terms of the Job Mobz Agreement to seek stockholder approval of the transactions contemplated thereby, and included such proposal in its Proxy Statement filed with the Commission on September 15, 2023, and amended on November 8, 2023, November 24, 2023, December 8, 2023, and December 11, 2023.  On February 13, 2024, the Company obtained the consent of Job Mobz to proceed with the transactions contemplated by the Job Mobz Agreement without obtaining such shareholder approval. The transaction closed in September 2024, as noted above.

The Company helps businesses accelerate and streamline their recruiting and hiring processes by providing on-demand recruiting software and services. The Company leverages its expert network of recruiters to place recruiters on a project basis. During the first, second, and third quarters of 2024, the Company primarily focused on completing strategic transactions with Job Mobz and GoLogiq.

Through the Company’s Recruiting Solutions division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. The Company shifted its focus during 2023, by selling its consulting and staffing business and discontinued its full-time placement service business. During 2024, the Company operated primarily in its Marketplace Solutions line of business, which consists primarily of job board and recruitment advertising activities through its Mediabistro website, located at https://www.mediabistro.com.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Nixxy Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period December 31, 2023, financial statement to conform with the current year’s presentation. For the year ended December 31, 2023, $2,721,207 of cost of revenue was reclassified from a separate line item under revenue into operating expenses.  Additionally, the gross profit line-item displayed in fiscal 2023 was removed. There was no change to loss from operations for the year ended December 31, 2023, as a result of this reclassification.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired in asset acquisitions and the estimated useful life of assets acquired, fair value of warrant liabilities, fair value of securities issued in asset acquisitions, fair value of intangible assets and goodwill, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2024. As of December 31, 2024, and December 31, 2023, the Company had $2,260,710 and $638,299 in excess of the FDIC limit, respectively. The Company had no cash equivalents as of December 31, 2024, and 2023.

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

F-11

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2024, or December 31, 2023.

Contract Liabilities

The Company’s contract liabilities consist of advanced customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Years Ended December 31,
	2024	2023
Recruiters On Demand	$120	$1,848,268
Consulting and staffing services	5,602	129,157
Software Subscriptions	-	412,898
Full time placement fees	-	20,000
Marketplace Solutions	606,324	675,256
Revenue Share	-	102,440
Total revenue	$612,046	$3,188,019

As of December 31, 2024, and December 31, 2023, deferred revenue amounted to $95,396 and $149,848, respectively. During the year ended December 31, 2024, the Company recognized approximately $100,067 of revenue that was deferred as of December 31, 2023. Deferred revenue as of December 31, 2024, is categorized and expected to be recognized as follows:

Expected Contract Liabilities Recognition Schedule

	Total Contract Liabilities
	December 31,	Recognize
	2024	2025
Other	$49,371	$49,371
Marketplace Solutions	46,025	46,025
Total	$95,396	$95,396

Revenue from international sources was approximately 2.00% and 0.80% for the year ended December 31, 2024, and 2023, respectively.

Cost of Revenue

Cost of revenue in 2023 consisted of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin.

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

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $863,747 and $1,051,411 as of December 31, 2024, and December 31, 2023, respectively. Bad debt recovery was $84,377 and $143,774 for the years ended December 31, 2024, and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2024, and 2023 was $27,611 and $25,029, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 77% in the aggregate. As of December 31, 2023, one customer accounted for more than 10% of the accounts receivable balance, at 93%.

For the years ended December 31, 2024, two customers accounted for 10% or more of total revenue, at 40% in the aggregate. For the years ended December 31, 2023, one customer accounted for 10% or more of total revenue, at 57%.

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

We had used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $851,923 and $387,359 for the years ended December 31, 2024, and 2023, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of December 31, 2024, and December 31, 2023:

	Fair Value at December 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Marketable Securities	$142,275	$142,275	$-	$-
Warrant Liability	$490,541	$-	$-	$490,541

	Fair Value at December 31,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3
Marketable Securities	$382,144	$382,144	$-	$-
Warrant Liability	$504,000	$-	$-	$504,000

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the year ended December 31, 2024, and year ended December 31, 2023:

Ending balance, December 31, 2022	$600,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(96,000)
Ending balance, December 31, 2023	$504,000
Re-measurement adjustments:	-
Change in fair value of warrant liability	(13,459)
Ending balance, December 31, 2024	$490,541

Significant unobservable inputs used in the fair value measurements of the Company’s derivative liabilities designated as Level 3 are as follows:

December 31, 2024
Fair value	$490,541
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

December 31, 2023
Fair value	$504,000
Valuation technique	Backsolve method
Significant unobservable input	Time to maturity and volatility

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the year ended December 31, 2024, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. For the year ended December 31, 2023, the Company recorded a deemed dividend of $503,643 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as a reduction to the income available to common stockholders in the basic EPS calculation. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 356,765 and 1,248,708 were excluded from the computation of diluted earnings per share for the years ended December 31, 2024, and 2023, respectively, because their effects would have been anti-dilutive.

	Year Ended December 31,
	2024	2023
Net loss	$(22,593,628)	$(6,659,899)
Deemed dividend	-	(503,642)
Net loss attributable to commons shareholders, numerator, basic computation	$(22,593,628)	$(7,163,541)

	December 31,	December 31,
	2024	2023
Options	13,937	240,188
Warrants	342,828	979,853
Convertible preferred stock	-	28,667
	356,765	1,248,708

Business Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company's chief operating decision maker ("CODM") and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company's financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company currently operates in one reportable segment pertaining to job placement and recruiting activities. The CODM for the Company is the Chief Executive Officer (the "CEO"). The Company's CEO reviews operating results on an aggregate basis and manages the Company's operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the balance sheets as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying statement of operations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the reportable segment disclosure requirements with no significant impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

NOTE 2 - GOING CONCERN

Management believes it may not have sufficient cash to fund its liabilities and operations for at least the next twelve months from the issuance of these consolidated financial statements.

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $4.1 million in operations during the year ended December 31, 2024, and has a working capital deficit of approximately $1.2 million at December 31, 2024; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months. (iii) the Company will require additional financing for the fiscal year ending December 31, 2025, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company expects but cannot guarantee that demand for recruiting and marketplace solutions will improve in 2025. These conditions will affect the company’s overall business and potentially the results of its revenue share and transactions with other third parties. Overall, management is focused on its strategic transactions and effectively positioning the Company for a pivot based on the GoLogiq license and planned spin-out to Atlantic Energy Solutions.

The Company may depend on raising additional debt or equity capital to stay operational. Economic conditions may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at December 31, 2024 and 2023, consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$2,081	$6,126
Prepaid public relations and marketing	457,211	146,500
Prepaid insurance	-	86,413
Other receivables	-	13,060
Prepaid expenses and other current assets	$459,292	$252,099

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

On August 9, 2023, the Company and Insigma, Inc., a Virginia corporation ("Insigma"), and a wholly owned subsidiary of Futuris Company, a Wyoming corporation (“FTRS”), entered into an asset purchase agreement where Recruiter Consulting agreed to sell its right, title, and exclusive interest in certain client contracts and associated staff, contractors, business information, and relationships related thereto to Insigma. As consideration for the Acquired Assets, and upon completion of the assignment of certain Acquired Assets to Insigma, Insigma shall issue to Recruiter Consulting a number of shares of common stock of FTRS equal to $500,000 based on the 30-day Volume Weighted Average Price (VWAP) preceding the Closing Date.

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

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. The Company received 2,000 shares initially valued at $17,000 in exchange for $150,000 of accounts receivable which was fully reserved for. Cost basis of securities held as of both December 31, 2024, and 2023 was $552,527, while accumulated unrealized losses were $410,252 and $170,383 as of December 31, 2024, and 2023, respectively. The fair market value of available for sale marketable securities were $142,275 and $382,144 as of December 31, 2024, and 2023 respectively.

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2024, and 2023:

	December	December
	31,2024	31,2023
Beginning Balance – January 1	$382,144	$-
Additions	-	552,527
Recognized losses	(239,869)	(170,383)
Ending Balance - December 31	$142,275	$382,144

Net losses on equity investments were as follows:

	Years Ended
	December 31,
	2024	2023
Net cumulative realized losses on investment sold or assigned	$-	$-
Net cumulative unrealized losses on investments still held	410,252	170,383
Total	$410,252	$170,383

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is derived from our 2019 business combination as well as our five business combinations in the first three quarters of 2021. The aggregate goodwill recognized from our five 2021 acquisitions was $6,731,852 (less a $35,644 purchase price adjustment) while the remaining goodwill from the 2019 acquisition was $3,517,315 as of December 31, 2020. The Company performed a goodwill impairment test during 2021 using market data and discounted cash flow analysis. Based on that test, we have determined that the carrying value of goodwill related to the 2019 acquisition of Genesys was further impaired in the amount of $2,530,325 during 2021. The Company performed its goodwill impairment test during 2022, based on the net losses and net cash used in operations in 2022 and a decline in the valuation of the business, managements application of the formula to compute goodwill impairment resulted in an impairment charge in fiscal 2022 of $582,114.

The Company performed an impairment test as of the last day of year ended December 31, 2024 following the determination by management that a triggering event had occurred. As a result of this impairment test, the Company concluded, based on the market approach valuation method, that the carrying amount of its online recruitment business exceeded our estimated fair value of our enterprise and the Company recorded a non-cash goodwill impairment charge of $4,695,743, which is included in our consolidated statements of operations for the year ended December 31, 2024. As a result of this impairment charge, the goodwill carrying value was reduced to $2,405,341 as of December 31, 2024. The goodwill impairment during the year ended December 31, 2024 was primarily driven by declines in the Company’s revenue from its online recruitment platform which caused a decline in value when calculating against the revenue multiple determined under the market approach.

The Company performed its goodwill impairment tests during the year ended December 31, 2023, which resulted in no impairment.

The changes in the carrying amount of goodwill for the years ended December 31, 2024, and 2023 are as follows:

	December 31, 2024	December 31, 2023
Carrying value - January 1	$7,101,084	$7,101,084
	7,101,084	7,101,084
Impairment losses	(4,695,743)	-
Carrying value - end of year	$2,405,341	$7,101,084

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

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. (the “GOLQ”) that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023 Amendment and the August 18, 2023 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license to the Company to develop its fintech technology and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products, for a term of 10 years, with automatic two-year renewals.

On March 7, 2024, the Company appointed the CEO and Director of GOLQ to be the new Chief Executive Officer and President. On December 21, 2024 he resigned from his position as member of the Board of Directors of Nixxy, Inc. His resignation was not due to any disagreement with the Company (See Note 11).

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of December 31, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $327,785 and a net carrying value of $799,628.

Intangible assets are summarized as follows:

	December 31, 2024	December 31, 2023
Customer contracts	$8,093,787	$8,093,787
Software acquired	3,785,434	3,785,434
Licenses	2,854,378	1,726,966
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	15,099,952	13,972,539
Less accumulated amortization	(9,860,162)	(8,832,778)
Total	5,239,790	5,139,762
Less accumulated impairment	(3,863,305)	(3,838,425)
Carrying value	$1,376,485	$1,301,337

Amortization expense of intangible assets was $1,027,384 and $1,277,355 for the years ended December 31, 2024, and 2023, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2025, $811,916; 2026, $521,876; 2027, $38,129; 2028, $550; and thereafter, $4,014.

The company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425. The Company performed its impairment test during 2023 which resulted in no additional impairment. In 2024 the Company performed its impairment test during 2024 and determined that the domains connected to Parrut were fully impaired due to no intention of using such domains going forward, and therefore recorded $24,881 of impairment expense.

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

The Company’s carrying netbook value of the related assets and liabilities in connection with assets sale under the Insigma Agreement as of December 31, 2023, was $0.

As consideration for the assets sold, and upon completion of the assignment of certain acquired assets to Insigma, Insigma would issue to the Company a number of shares of common stock of FTRS equal to $500,000 based on the 30-day volume weighted average price preceding the closing date, as defined. The Insigma Agreement also provides for the payment of up to $2,000,000 of additional cash consideration as an earnout payment to the Company, which shall be payable in monthly installments beginning 30 days from the closing date and based on the Gross Margin (as defined in the Insigma Agreement) generated by the acquired assets. On October 2, 2023, the Company and Insigma finalized the transfer based on the Closing Date (as defined in the Insigma Agreement). On October 5, 2023, the Company received 9,518,605 shares of common stock of FTRS. The shares were valued at $551,127 based on October 2, 2023, stock price of $0.0579. To date, the Company has not received additional cash consideration pertaining to the agreement and intends to explore further options to ensure its contractual rights are satisfied.

The Company determined all of the required criteria for held-for-sale in accordance with ASC 205-20-45-1E and discontinued operations classification were met as of December 31, 2023.

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale. The consolidated statements of operations reported for the fiscal 2023 period reports the results of operations of the discontinued operations recognized as a component of net income separate from the net loss from continuing operations.

The following table presents the major income and expense line items related to the staffing and consulting services revenue as reported in the consolidated statements of operations for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023
Revenue	$-	$3,576,667
Cost of revenue	-	2,502,276
Gross Profit	-	1,074,391
Operating expenses:
General and Administrative	-	-
Total operating expenses	-	-
Other Income	-	-
Net income from discontinued operations	$-	$1,074,391

NOTE 7 - LOANS PAYABLE AND FACTORING AGREEMENT

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Parrut was $0 and $238,723, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group and are currently in process of amending the maturity date of the note. As of December 31, 2024, and December 31, 2023, the outstanding balance on the promissory note with Novo Group was $1,198,617.

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

As of December 31, 2024, and December 31, 2023, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $13,056, respectively, was $0 and $1,421,864 respectively.

On August 30, 2022, The Company issued promissory notes for $1,305,556, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). We received proceeds of $1,175,000, net of an original issue discount of $130,556. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and were set to mature on August 30, 2023. The 8/30/22 Notes were set to be paid off in full on August 30, 2023. As a part of these financings, the Company granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569,106 and treated as a debt discount to be amortized over the life of the note. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 30, 2022, the (“8/30/22 Notes”). In event of default under the 8/30/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/30/22 Notes and the holders of the 8/30/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/30/2022 Notes, under each of the holder’s respective 8/30/22 Notes.

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

As of December 31, 2024, and December 31, 2023, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $1,194,445 respectively.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on extinguishment of debt for the amount of $8,224,042 recorded within other income for the year ended December 31, 2024.

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

The Company accrues anniversary fees each year on the one-year anniversary of the issuance date of 1.25% of the outstanding advance balance depending on the stock price. The accrued anniversary fees are payable on the date the buyout fee becomes due and payable. The Company records an expense for the 1.25% cash fee rateably over the 12 months.

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

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc. Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc.’s outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032. On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”).

On September 18, 2024, Montage entered into an agreement to sell and assign its rights and obligations, including principal, accrued interest, and any penalties incurred to an individual accredited investor (the “New Noteholder”) for a purchase price of $720,000. The Company repaid $1,071,522 of principle under the Montage note during the year ended December 31, 2024.

On September 19, 2024, the Company and the New Noteholder entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 720,000 shares of common stock. On September 19, 2024, the New Noteholder converted $670,448 of outstanding principal and $69,827 of outstanding accrued interest.

As of December 31, 2024, and December 31, 2023, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $164,016, respectively, was $0 and $1,577,984, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other expense for the year ended December 31, 2024.

As of December 31, 2024, and December 31, 2023, the outstanding principal balance on the promissory notes payable totaled $1,198,617 and $5,808,705, respectively.

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

As stated previously, the Company factors the accounts receivable on a recourse basis. Therefore, if the Buyer cannot collect the factored accounts receivable from the customer, the Company must refund the advance amount remitted to us for any uncollected accounts receivable from the customer. Accordingly, the Company records the liability of potentially having to refund the advance amount as short-term debt when the factoring arrangement is utilized. As of December 31, 2023, $0 of advances were outstanding under the factoring arrangement, and $6,318 was due from the factor.

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

The cost of factoring for the year ended December 31, 2024, and 2023, was $0 and $21,441, respectively, and is included in interest expense on the consolidated statements of operations. The factor agreement was not utilized in fiscal 2024.

The status of the loans payable as of December 31, 2024, and December 31, 2023, are summarized as follows:

	December 31, 2024	December 31, 2023
Promissory notes	$1,198,617	$5,808,705
Less: Unamortized debt discount or debt issuance costs	-	(177,072)
Less current portion	(1,198,617)	(5,631,633)
Non-current portion	$-	$-

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of December 31, 2024, and December 31, 2023, the Company had 0 and 86,000 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of the Company  issuance of the 106,134 shares of Series D Preferred Stock. As of December 31, 2024, and December 31, 2023, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024, and December 31, 2023, the Company had 15,086,476 and 1,433,903 shares of common stock outstanding, respectively.

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

In September 2024, the Company amended its articles of incorporation to increase the authorized shares from 6,666,667 to 200,000,000, no change was made to par value.

Shares issued in offering

On June 6, 2024, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 481,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.00 per share for aggregate proceeds to the Company of $481,000.

On November 20, 2024, the Company entered into securities purchase agreements with ten investors, pursuant to which the Company agreed to sell and issue , in a registered direct offering, an aggregate of 1,416,665 shares of common stock, par value $0.0001, of the Company at a purchase price of $1.50 per Share for aggregate net proceeds to the Company of $2,100,000.

On July 11, 2024, the Company and ZK International Group Co., Ltd. (“the investor”) executed an SPA for up to 2,000,000 shares of the Company’s common stock for $2,000,000 with an option to purchase an additional 2,000,000 shares at $1.00 per share. On September 11, 2024, the Company received $1,749,975 and issued 1,749,975 shares of Company common stock. The remaining $250,000 of the $2,000,000 purchase price will be subject to an additional closing at a later date.

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

Shares issued upon warrants exercised

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the transfer of 213,186 warrant shares to the new noteholders. The new noteholders elected to exercise the shares at a $2.78 exercise price, for gross proceeds of $592,057, in return for 213,186 shares of the Company’s common stock.

On October 14, 2024, GOLQ elected to exercise 292,000 warrant shares of the Company’s common stock with  $0.01 exercise price via cashless exercise. As a result of this cashless exercise, the company issued a total of 290,714 shares of its common stock.

On October 17, 2024, certain investors elected to exercise 222,222 warrant shares of the Company and received 222,222 shares of the Company’s common stock in return. The Company received aggregate net proceeds of $599,244.

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

Shares issued for services

On April 26, 2024, the company granted a total of 180,000 fully vested shares of common stock under the 2021 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.42 and in aggregate of $255,600 and recognized as stock compensation for the six months ended June 30, 2024.

On July 11, 2024, the Company granted a total of 37,000 fully vested shares of common stock under the 2021 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.75 and in aggregate of $64,750 and recognized as stock compensation for the three months ended September 30, 2024.

On September 4, 2024, the Company agreed to grant 1,875,000 shares of fully vested common stock under the 2021 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.89 and in aggregate of $3,543,750. As of December 31, 2024, all 1,875,000 shares have been granted.

On December 11, 2024, the Company agreed to grant 120,000 shares of fully vested common stock under the 2024 Plan to consultants of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $4.39 and in aggregate of $526,800.

7,387 restricted stock units associated with prior year grants vested and were issued in 2023. No RSU’s were issued in 2024 and none are outstanding as of December 31, 2024.

Shares issued in connection with settlement of consulting agreement

On May 29, 2024, the Company entered into a settlement agreement whereas the Company and vendor agreed to settle disputes arising from certain engagement letters signed December 5, 2022, and June 1, 2023. In exchange for vendor’s settlement, the Company issued the equivalent of $150,000 of common stock, valued at the 30-day Volume Weighted Average Price as of May 29, 2024. The Company issued 89,256 shares of common stock to the vendor and recognized a loss of $152,629 of settlement expense for the year ended December, 2024 related to the agreement.

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

As of December 31, 2024, the Company has issued a total of 4,891,947 of the agreed upon 5,358,569 shares of Company common stock and will issue the remaining 466,622 at a later date.

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

Shares issued to employees for compensation

On July 11, 2024, the Compensation Committee and the Board of Directors approved the award of 250,000 shares of common stock of the Company to Granger Whitelaw, Chief Executive Officer, as bonus and compensation. The Company issued 250,000 shares of common stock and recognized $439,000 of stock-based compensation expense in the quarter related to the agreement.

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

There were no stock options granted during the year ended December 31, 2024.

The fair values of stock options granted during the year ended December 31, 2023 were estimated using Black-Sholes option-pricing model with the following assumptions:

2023
Risk-free interest rates	3.76%-4.95%
Expected life (in years)	0.31 – 5.00
Expected volatility	122%-175%
Dividend yield	0.00%

The Company recorded stock-based compensation expense on stock options of $112,121 and $1,490,903 in its consolidated statements of operations for the years ended December 31, 2024, and 2023, respectively, and such amounts were included as a component of general and administrative expense.

A summary of the status of the Company’s stock options as of December 31, 2024, and 2023, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	247,008	$45.75	2.80	$-
Granted	16,167	14.03
Exercised	-	-
Expired or cancelled	(22,987)	47.45
Outstanding at December 31, 2023	240,188	$46.96	0.78	$-
Granted	-	-
Exercised	-	-
Expired or cancelled	(226,251)	47.28
Outstanding at December 31, 2024	13,937	$27.81	1.86	$-
Exercisable at December 31, 2024	10,273	$32.19	1.78	$-

As of December 31, 2024, there was approximately $58,472 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2025, $42,333; 2026, $14,470; 2027, $1,318; and thereafter $351.

Warrants

2023 Activity

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

Warrants issued with Debt Financing

In connection with the Second Montage Amendment, as discussed in Note 7, the Company will issue warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032.  On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of  shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc Warrants for a cash payment in the amount equal to $600,000 (the “Buyout Fee”). In addition to the foregoing, at any time on or after October 19, 2026, and in the absence of an Acquisition, Change in Control, or Wind-Up, Holder may elect to receive a portion of the Buyout Fee. Upon the consummation of the Gologiq Acquisition and the Asset Transfer, the Warrant to Purchase Stock issued by Parent to Lender on October 19, 2022, shall automatically terminate and be of no further force or effect (See Note 1 for warrant valuation).

2024 Activity

Warrants issued for intangible purchase

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization. Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., New York time, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). These GOLQ Warrants were valued at $480,358 and together with the common shares issued to GOLQ, discussed in Note 8, were treated as consideration for the licenses purchased from GOLQ (See Note 5).

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

On October 14, 2024, GOLQ elected to exercise 292,000 warrant shares of the Company’s common stock with $0.01 exercise price via cashless exercise. As a result of this cashless exercise, the company issued a total of 290,714 shares of its common stock.

On October 17, 2024, certain investors elected to exercise warrants and paid the exercise price of $617,777. The Company incurred warrant solicitation fees of $18,533. A total of $599,244 of net exercise proceeds were received, and 222,222 common shares issued in conjunction with the exercise.

Warrant activity for the years ended December 31, 2024, and 2023 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2022	938,655	$42.60
Issued	314,444
Exercised	(185,795)
Expired or cancelled	(87,451)
Outstanding at December 31, 2023	979,853	$2.37
Issued	292,000	0.01
Exercised	(727,408)	0.12
Expired or cancelled	(201,617)	0.26
Outstanding at December 31, 2024	342,828	$5.08

All warrants are exercisable at December 31, 2024. The weighted average remaining life of the warrants is 1.49 years at December 31, 2024.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

	December 31, 2024	December 31, 2023
Risk-free interest rates	4.28%	4.42%-4.70%
Expected life (in years)	3.00	5.00-10.00
Expected volatility	194.4%	307%
Dividend yield	0.00	0.00%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is currently pursuing two related collections matters against BKR Strategy Group. Since 2013, BKR Strategy Group has provided talent acquisition strategy and services to top companies. Starting in the third quarter of 2021, BKR Strategy Group subcontracted Recruiter.com to perform on Demand recruiter services on behalf of BKR Strategy Group’s clients. Although payments for services rendered were initially received in a timely fashion, BKR Strategy Group’s balance grew throughout the third and fourth quarters of 2021. This led to BKR Strategy Group executing a Promissory Note with a payment schedule for $500,000 on November 30, 2021, with a personal guarantee from its business principal as part of the note. After failing to meet the payment schedule and after repeated attempts to collect the balance due, we retained the law firm of Berkovitch & Bouskila, PLLC and filed two lawsuits against BKR Strategy Group on February 18, 2022, the first, to collect on unpaid invoices and the second, to enforce the promissory note, for a total sum of $1,400,000. On March 24, 2022, BKR Strategy Group made a counterclaim against us for $500,000 on the grounds of alleged overbilling. Management denies the basis for the counterclaim and expects to vigorously defend itself from this counterclaim. Outside counsel for the company has advised that at this stage in the proceedings, it cannot offer an opinion as to the probable outcome. As it is not possible to estimate if a loss will be incurred, there has been no accrual.

On June 21, 2022, the Supreme Court of the State of New York, New York County ruled in favor of the Company that BKR Strategy Group owes the Company $500,000, plus interest at 12% since November 22, 2021, through the entry of judgement in the lawsuit related to the enforcement on the Promissory Note executed by BKR Strategy Group. Proceedings in the other lawsuit remain ongoing.

On September 6, 2023, the Company was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. The Company has additionally filed a counterclaim. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

On April 1, 2024, the Company became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfil payment obligations under contracts with CAB's assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

November 20, 2024, Recruiter.com Inc. has been named as a defendant in a lawsuit filed by HireTeammate, Inc. (d/b/a hireEZ) in the Supreme Court of New York. The lawsuit alleges that The Company breached a contract by failing to pay for platform management services provided by hireEZ between December 12, 2022, and January 31, 2023. The total amount claimed is $79,388.39, along with interest and legal costs. The complaint includes claims for breach of contract, account stated, and unjust enrichment. The Company is evaluating its legal options in response to the lawsuit.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $42,986 and $53,950 for the years ended December 31, 2024, and 2023, respectively. These Expenses are included in product development expense in our consolidated statements of operations.

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. (the “GOLQ”) that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023 Amendment and the August 18, 2023 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license to the Company to develop its fintech technology and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products, for a term of 10 years, with automatic two-year renewals.

On March 7, 2024, the Company appointed the CEO and Director of GOLQ to be the new Chief Executive Officer and President. On December 12, 2024, he resigned from his position as member of the Board of Directors of Nixxy, Inc. effective immediately and as Chief Executive Officer effective as of December 31, 2024. His resignation was not due to any disagreement with the Company.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of December 31, 2024, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $327,785 and a net carrying value of $799,628 (See Note 5).

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. Expenses to this firm were $341,900 and $0 for the years ended December 31, 2024, and 2023, respectively. These expenses are included in sales and marketing expenses in our consolidated statements of operations.

NOTE 12 - INCOME TAXES

The Company has, subject to limitation, approximately $62 million of net operating loss carryforwards (“NOL”) at December 31, 2024, of which approximately $7 million will expire at various dates through 2037 and approximately $55 million can be carried forward indefinitely. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $6.0 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryover	$16,050	$10,786
Intangibles amortization	1,616	752
Stock compensation	3,463	3,439
Capital losses	14	14
Bad debt allowance	221	274
Other	265	396
Deferred revenue	(19)	(33)
Total deferred tax assets, net	21,610	15,628
Less: valuation allowance	(21,610)	(15,628)
Net deferred tax assets	$-	$-

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2024, and 2023 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	6.89%	6.69%
Non-deductible items	0.01%	7.15%
True ups	(1.43)%	21.10%
Change in valuation allowance	(26.47)%	(55.94)%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous four years remain open for audit by the respective tax jurisdictions.

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2025, the Company issued 30,000 shares of common stock to a consultant of the Company. The shares were previously expensed in the year ended December 31, 2024, and categorized as ‘to be issued’ common shares on the Companies records

On January 2, 2025, the Company issued 300,000 shares of common stock to a former debtholder of the Company. The shares were previously expensed in the year ended December 31, 2024, and categorized as ‘to be issued’ common shares on the Companies records.

On February 19, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software, wholesale long-distance contracts, interconnection agreements, and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totalling up to 9.8% of the Company's outstanding shares, contingent on revenue milestones. On March 31, 2024, the Company issued 755,407 shares of its common stock with an approximate fair value of $1.3 million as the first tranche of equity consideration.

On February 24, 2025, the Company entered into a twelve-month contract with Mexedia SpA, an Italian technology and communications provider. Under the agreement, the Company will provide SMS services through its cloud-based platform. The agreement includes AI-driven billing and dynamic routing capabilities and will automatically renew unless terminated by either party.

On February 26, 2025, the Company announced that its Board of Directors authorized a share repurchase program of up to $10 million. The program is expected to begin within thirty days and continue for approximately 180 days, funded through existing cash balances and retained earnings.

On March 3, 2025, Atlantic Energy Solutions, Inc. (OTC: AESO), a majority-owned subsidiary of Nixxy, Inc., entered into an Asset Purchase Agreement with Wizco Group, Inc. The acquisition includes Ava, an AI-powered interview coaching platform, along with associated intellectual property, commercial contracts, and customer relationships. As part of the transaction, AESO will issue 16,666,667 shares of its common stock to Wizco’s stockholders, with downside protection provisions in place. Additionally, AESO will issue 10,000,000 shares of common stock to each of Wizco’s two founders under an advisory services agreement, with a structured vesting schedule over 12 months.

On March 28, 2025, the Company entered into an Asset Purchase Agreement with Aqua Software Technologies Inc., a private Canadian corporation. Pursuant to the Agreement, the Company agreed to acquire certain billing and AI software assets, including associated intellectual property.  The purchase price consisted of $50,000 in cash payable on close and the remaining $50,000 payable within the 30 days of closing, and the equity consideration of $3,800,000 payable in restricted shares of the Company’s common stock.  The number of shares to be issued shall be determined by dividing the purchase price by the closing price of Company’s shares on NASDAQ on March 28, 2025 of $1.82 per share, which amounts to a total number of shares to be issued being 2,087,912 Shares. The transaction was executed on March 29, 2025.

