Form 10-K/A
period 2024-12-31
Nixxy, Inc.
filed 2025-04-21
CIK 1462223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-40563

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 31, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to include Exhibit 97.1 to the exhibits included in the Annual Report.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Registrant is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

2

EXHIBIT INDEX

Exhibit		Incorporated by Reference	Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	03/09/21	2.1
2.2	Technology License and Commercialization Agreement between Recruiter.com Group, Inc. and GoLogiq, Inc., dated February 23, 2024	8-K	02/23/24	2.1
2.3	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	06/05/23	2.1
2.4	Asset Purchase Agreement, dated as of August 16, 2023, by and between Recruiter.com Group, Inc. and Job Mobz Inc.	8-K	08/16/23	21
3.1	Articles of Incorporation	10-Q	06/25/20	3.1(a)
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	09/26/24	3.1
3.3	Bylaws, as Amended	8-K	09/26/24	3.2
3.4	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	06/25/20	3.1(c)
3.5	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	06/24/21	3.1
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	08/28/23	3.1(d)
3.7	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	09/10/24	3.1(e)
4.1	Warrant Agent Agreement by and between Recruiter.com Group, Inc., and Philadelphia Stock Transfer, Inc., dated July 2, 2021, including global certificate and form of Warrant used for issuance of Unit Warrants	8-K	07/06/21	4.3
4.2	Promissory Note issued to Parrut, Inc. on July 7, 2021	8-K	07/12/21	4.1
4.3	Promissory Note issued to Novo Group, Inc. on August 27, 2021	8-K	09/02/21	4.1
4.4	Form of Representative Warrants	8-K	07/06/21	4.1
4.5	Form of Placement Agent Warrants	8-K	07/06/21	4.2
4.6	Form of Amended and Restated Warrant	S-1	12/17/21	4.5
4.7	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K/A	08/14/24	4.7
4.8	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	08/17/22	4.1
4.9	Form of Common Stock Purchase Warrant granted on August 30, 2022	8-K	08/31/22	4.1
4.10	Warrant to Purchase Stock issued on October 19, 2022+	8-K	10/20/22	4.1
4.11	Form of First Amendment to Common Stock Purchase Warrant, dated as of February 3, 2023	8-K	02/08/23	4.1

3

10.1	2017 Equity Incentive Plan*	10-K	06/29/18	10.11
10.2	Recruiter.com Group, Inc. 2021 Equity Incentive Plan*	DEFA	07/28/21	A
10.3	Securities Purchase Agreement, dated November 20, 2024, by and between the Company and the Purchasers	8-K	11/20/24	10.1
10.4	Asset Purchase Agreement, dated February 19, 2025, between Nixxy, Inc. and Savitr Tech OU	8-K	02/14/25	10.1
10.5	Bilateral Agreement, dated February 24, 2025, between Mexedia S.p.A. SB and Nixxy, Inc.	8-K	02/24/25	10.1
10.6	Employment Agreement, dated February 24, 2025, between Nixxy, Inc. and Miles Jennings	8-K	02/24/25	10.2
10.7	Asset Purchase Agreement dated March 3, 2025 by and between Atlantic Energy Solutions Inc. and Wizco Group, Inc.	8-K	03/07/25	10.1
10.8	Form of Debt Settlement and Release Agreement, dated September 19, 2024	8-K	09/19/24	10.2
10.9	Recruiter.com Group, Inc. 2024 Equity Incentive Plan	8-K	09/12/24	10.1
21.1	Subsidiaries	10-K	03/09/21	21.1
23.1	Consent of Salberg & Company, P.A.	10-K	03/31/25	23.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer	10-K	03/31/25	32.1
32.2	Section 1350 certification of Chief Financial Officer	10-K	03/31/25	32.2
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: April 21, 2025	By:	/s/ Miles Jennings
Miles Jennings
Interim Chief Executive Officer

5