Form 10-Q
period 2025-03-31
Nixxy, Inc.
filed 2025-05-20
CIK 1462223

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40563

NIXXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1505893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Farmington Avenue, Suite 252 Bristol, CT	06010
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (855) 931-1500

___________________________

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

As of May 13, 2025, the number of shares of the registrant’s common stock outstanding was 19,164,796.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$294,166	$2,532,990
Accounts receivable, net of allowance for doubtful accounts of $841,591 and $863,747, respectively	1,311,359	32,205
Prepaid expenses and other current assets	80,171	459,292
Investment in Marketable Securities	144,084	142,275
Total current assets	1,829,780	3,166,762

Property and equipment, net of accumulated depreciation of $71,928 and $66,387, respectively	3,159	8,700
Intangible assets, net	7,534,015	1,376,485
Goodwill	2,405,341	2,405,341
Total assets	$11,772,295	$6,957,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,481,026	$1,141,978
Accrued expenses	773,691	771,399
Accrued compensation	124,939	122,995
Accrued interest	291,545	253,711
Other liabilities	17,333	17,333
Contingent consideration	440,620	–
Loans payable - current portion, net of discount	1,198,617	1,198,617
Refundable deposit on preferred stock purchase	285,000	285,000
Warrant liability	498,126	490,541
Contract liability	96,530	95,396
Total current liabilities	6,207,427	4,376,970

Total liabilities	6,207,427	4,376,970
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 200,000,000 shares authorized; 18,259,795 and 15,086,476 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	1,827	1,509
Common Stock to be issued, 657,458 and 506,625 shares as of March 31, 2025, and December 31, 2024, respectively	65	49
Additional paid-in capital	108,926,516	101,591,471
Accumulated deficit	(103,571,469)	(99,012,711)
Total Nixxy stockholders’ equity	5,356,939	2,580,318
Noncontrolling interest	207,929	–
Total stockholders’ equity	5,564,868	2,580,318
Total liabilities and stockholders’ equity	$11,772,295	$6,957,288

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2025 and 2024

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024
REVENUE
Revenue	$1,396,898	$222,557

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	1,261,487	3,029
Sales and marketing	694,486	52,746
Product development	17,984	11,937
Amortization of intangibles	272,315	314,410
General and administrative	3,926,896	893,740
Total operating expenses	6,173,168	1,275,862

LOSS FROM OPERATIONS	(4,776,270)	(1,053,305)

OTHER INCOME (EXPENSES)
Interest expense	(37,834)	(365,853)
Gain on assets sale	–	100,000
Gain (loss) on change in fair value of marketable securities	1,809	(108,512)
Gain on debt extinguishment, net	–	579,977
Other income	–	5,170
Change in fair value of derivative liability	113,333	–
Change in fair value of contingent consideration	164,384	–
Change in fair value of warrant liability	(7,585)	64,096
Total other income, net	234,107	274,878

Loss before income taxes	(4,542,163)	(778,427)
Provision for income taxes	–	–
NET LOSS	(4,542,163)	(778,427)

Net income attributable to noncontrolling interests	(16,595)	–
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,558,758)	$(778,427)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.30)	$(0.40)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	15,412,809	1,947,492

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three Months Ended March 31, 2025, and 2024

(Unaudited)

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	–	$–	15,086,476	$1,509	506,625	$49	$101,591,471	$(99,012,711)	$–	$2,580,318
Stock based compensation - Options	–	–	–	–	–	–	11,220	–	–	11,220
Stock based compensation - Stock	–	–	–	–	480,833	49	2,149,269	–	54,667	2,203,985
Issuance of common stock upon settlement of debt	–	–	300,000	30	(300,000)	(30)	–	–	–	–
Issuance of common stock for services	–	–	30,000	3	(30,000)	(3)	–	–	–	–
Issuance of common stock for intangible assets	–	–	2,843,319	285	–	–	5,174,556	–	136,667	5,311,508
Net Loss	–	–	–	–	–	–	–	(4,558,758)	16,595	(4,542,163)
Balance as of March 31, 2025	–	$–	18,259,795	$1,827	657,458	$65	$108,926,516	$(103,571,469)	$207,929	$5,564,868

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	–	$–	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	–	–	–	–	–	–	44,247	–	44,247
Common stock issued for services	–	–	180,000	18	–	–	255,582	–	255,600
Conversion of Preferred stock, Series E to Common stock	(86,000)	(9)	28,667	3	–	–	6	–	–
Common stock issued in connection with purchase of intangible assets	–	–	392,155	39	–	–	647,016	–	647,055
Warrants issued in connection with purchase of intangible assets	–	–	–	–	–	–	480,358	–	480,358
Issuance of common stock upon conversion of promissory note	–	–	168,414	17	–	–	273,656	–	273,673
Issuance of common stock upon conversion of promissory notes	–	–	286,001	29	–	–	523,351	–	523,380
Common stock issued upon exercise of warrants	–	–	213,186	21	–	–	592,036	–	592,057
Net loss	–	–	–	–	–	–	–	(778,427)	(778,427)
Balance as of March 31, 2024	–	$–	2,702,326	$270	–	$–	$80,165,191	$(77,197,510)	$2,967,951

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(4,542,163)	$(778,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	277,856	320,667
Credit loss (recovery) expense	3,970	(48,908)
Gain on debt settlement	–	(579,977)
Equity based compensation expense	2,215,205	299,847
Change in fair value of warrant liability	7,585	(64,096)
Change in fair value of contingent consideration	(164,384)	–
Change in fair value of derivative liability	(113,333)	–
(Gain) or loss on change in fair value of marketable securities	(1,809)	108,512
Gain on assets sale	–	(100,000)
Amortization of debt discount and debt costs	–	177,072
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,283,124)	392,193
Increase in prepaid expenses and other current assets	379,121	29,950
Increase (decrease) in accounts payable and accrued liabilities	1,381,118	(399,272)
(Decrease) increase in deferred revenue	1,134	(27,359)
Net cash (used) in operating activities	(1,838,824)	(669,798)

Cash Flows From Investing Activities:
Purchase of intangible assets	(400,000)	–
Proceeds from sale of assets	–	100,000
Net cash (used) in provided by investing activities	(400,000)	100,000

Cash Flows From Financing Activities:
Payments of promissory notes	–	(592,057)
Repayments of notes	–	(129,000)
Gross proceeds from exercise of warrants	–	592,057
Net cash used in financing activities	–	(129,000)

Net decrease in cash	(2,238,824)	(698,798)
Cash, beginning of period	2,532,990	1,008,408

Cash, end of period	$294,166	$309,610

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$–	$53,941
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon purchase of intangible assets	$5,311,508	$647,055
Contingent consideration recorded as intangible asset	$605,004	$–
Issuance of common stock issued upon conversion of promissory notes	$–	$523,380
Warrants issued in connection with purchase of intangible assets	$–	$480,358
Issuance of common stock issued upon conversion of note payable	$–	$273,673
Issuance of common stock from conversion of Preferred stock, Series E	$–	$9

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

March 31, 2025

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Nixxy, Inc., a Nevada corporation (the “Company”), is a holding company based in New York, New York. The Company has eight subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Auralink AI, Inc (“Auralink”).

On September 27, 2024, the Company filed with the Secretary of the State of Nevada a Certificate of Amendment to the Articles of Incorporation to change the legal name of the Company from Recruiter.com Group, Inc. to Nixxy, Inc. The Company and its subsidiaries as a consolidated group is hereinafter referred to as the “Company,” “we”, “us” or “our”.

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc. (“AESO”), which is a dormant entity quoted on OTC Pink Markets under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction was accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO.

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

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023, Amendment and the August 18, 2023 Amendment. Under the GOLQ Licensing Agreement, GOLQ granted the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described therein (the “Term”). In exchange with such license, the Company issued to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date or 392,155 shares (see Note 5). Following the issuance of the Shares, GOLQ owned 16.66% of the issued and outstanding shares of the Company common stock. In addition, the Company shall pay to GOLQ a royalty of eight percent (8%) of net sales of Licensed Products, as defined therein, during the Term. Further, GOLQ grants to the Company the option to purchase the GOLQ Technology and the Licensed Products for a purchase price of $400,000 for the duration of the Term, subject to shareholder approval if required under applicable laws and regulations at the time of notice of exercise.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”). Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M., EST, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). These GOLQ Warrants were valued at $480,358 and together with the common shares issued to GOLQ, discussed in Note 8, were treated as consideration for the licenses purchased from GOLQ (see Note 5).

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

On February 20, 2025, the Company acquired AI and software intellectual property from Savitr Tech OU. The intellectual property allows the Company to be in the telecommunication space. The Company will be providing routing and delivery of voice and SMS texting services across international borders. In exchange for the purchase of intellectual properties, the Company paid cash consideration of $300,000 and shall pay to the Seller (i) 4.9% of the total issued and outstanding common shares of the Company, upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, upon the achievement of a minimum of $250,000 in revenue generated by the said property (See Note 5). In the month of March 2025, the Company generated $1.3 million in telecommunication revenue.

On March 3, 2025, AESO, and Wizco Group, Inc entered into an asset purchase agreement. As consideration for the Acquisition, AESO is obligated to issue 16,666,667 shares of its common stock, par value $0.0001 per share (“Common Stock”), to Wizco’s stockholders, subject to downside protection provisions as set forth in the agreement. Additionally, AESO is required to issue 10,000,000 shares of Common Stock to each of the two founders of Wizco pursuant to an advisory services agreement (See Note 5). The Common Stock to be issued as Advisory Fees will be subject to a structured vesting schedule, whereby 3,333,333 shares of Common Stock vest immediately upon issuance, and the remaining 6,666,667 shares of Common Stock will vest in four equal quarterly installments over the subsequent 12 months.

On March 28, 2025, the Company entered and closed that certain Asset Purchase Agreement (the “Aqua APA” or the “Agreement”) with Aqua Software Technologies Inc., a private Canadian corporation (“Aqua Software Technologies”), pursuant to which Nixxy agreed to acquire certain assets related to billing and AI systems, including associated intellectual property (the “Acquisition”). As consideration for the Acquisition, Nixxy agreed to pay Aqua Software Technologies $3,800,000, payable in restricted common shares of the Company. Each share is priced at $1.82, based on the closing price of Nixxy’s shares on NASDAQ as of March 28, 2025, resulting in a total of 2,087,912 restricted common shares. In addition, Nixxy agreed to pay $50,000 in cash within two business days of the closing date, and a further $50,000 in cash within 30 days of the closing date (See Note 5).

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the three ended March 31, 2025 and 2024. The balance sheet as of December 31, 2024, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

The condensed consolidated financial statements include the accounts of Nixxy Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired in asset acquisitions and the estimated useful life of assets acquired, fair value of warrant liabilities, fair value of securities issued in asset acquisitions, fair value of intangible assets and goodwill, fair value of capitalized software, fair value of non-monetary transactions, deferred income tax asset valuation allowances, and valuation of stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of March 31, 2025. As of March 31, 2025, and December 31, 2024, the Company had $2,637 and $2,260,710 in excess of the FDIC limit, respectively. The Company has no cash equivalents as of March 31, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied. We generate revenue from the following activities:

•

Auralink: In 2025, the Company, through its Auralink AI subsidiary, refocused operations on telecommunications by leveraging newly acquired intellectual property and technology from Savitr. Auralink operates a cloud-based communications platform that provides routing, billing, and management services for high-volume SMS and Voice-over-IP (VoiceIP) communications. The telecommunications portfolio includes voice and messaging interconnect services, operator software, and wholesale voice services, including Turnkey Outsourced Switching (TKOS). Auralink generates revenue from providing messaging and voice termination services, primarily under bilateral carrier agreements. These agreements govern both sending and receiving communications traffic and are based on contractual “Rate Decks” which define per-message or per-minute pricing by destination and time of delivery.

Auralink generates revenue from the delivery of messaging and voice termination services. These services are provided under bilateral agreements with telecommunications partners, which establish pricing per destination and time of delivery through contractual rate decks. Depending on the specific route and agreement, Auralink may act as both a supplier (terminating traffic) and a customer (originating traffic). While traffic settlements under these agreements may occur on a net basis for operational efficiency, each component of traffic is governed by distinct pricing and service-level obligations. The Company exercises control over the delivery of these services and assumes the associated performance obligations, including routing decisions, delivery quality, and pricing. As such, and in accordance with ASC Topic 606, Revenue from Contracts with Customers, Auralink recognizes gross revenue for these services at the point in time when control is transferred to the customer, typically when a voice call is successfully terminated, or a message is delivered.

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

Auralink’s primary performance obligations consist of SMS and VoiceIP transmission services. Each message or call is a distinct transaction, and revenue is recognized at the point in time when delivery is confirmed by the recipient carrier’s platform. These services are priced using dynamic Rate Decks, which vary by destination and time. The transaction price is allocated to each message or call based on its standalone selling price as reflected in the applicable Rate Deck. Auralink acts as principal in these transactions, as it controls the routing infrastructure, sets pricing, assumes delivery risk, and bears responsibility for service quality. Accordingly, revenue is recognized on a gross basis.

Contracts typically span one year and include early termination provisions. Settlements with counterparties are usually conducted on a net basis using reconciled call detail records.

Contract liabilities result from transactions in which we have been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Contract Assets

The Company does not have any contract assets. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2025, or December 31, 2024.

Contract Liabilities

The Company’s contract liabilities consist of advanced customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Three Months Ended March 31,
	2025	2024
Telecommunication services	$1,262,355	$–
Consulting and staffing services	–	16,651
Marketplace Solutions	134,543	205,906
Total revenue	$1,396,898	$222,557

As of March 31, 2025, and December 31, 2024, contract liabilities amounted to $96,530 and $95,396, respectively. During the three months ended March 31, 2025, the Company recognized approximately $37,931 of revenue that was deferred as of December 31, 2024. Deferred revenue as of March 31, 2025, is categorized and expected to be recognized as follows:

Expected Contract Liabilities Recognition Schedule

	Total Contract Liabilities
	March 31,	Recognize
	2025	2025
Other	$49,371	$49,371
Marketplace Solutions	47,159	47,159
Total	$96,530	$96,530

Revenue from international sources was approximately 99% and 2.50% for the three months ended March 31, 2025, and 2024, respectively.

Cost of Revenue

Cost of revenue in 2024 consisted of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Recruiting Solutions gross margin. In 2025 cost of revenue consisted entirely of Auralink related technology and supply costs.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. We have recorded an allowance for doubtful accounts of $841,591 and $863,747 as of March 31, 2025, and December 31, 2024, respectively. Credit loss (recovery) was $3,970 and ($48,908) for the three months ended March 31, 2025, and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2025, and 2024 was $5,541 and $6,257, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of March 31, 2025, two customers accounted for more than 10% of the accounts receivable balance, at 96% in the aggregate. As of December 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 77%.

For the three months ended March 31, 2025, two customers accounted for 10% or more of total revenue, at 90% in the aggregate. For the three months ended March 31, 2024, two customers accounted for 10% or more of total revenue, at 40%.

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

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $694,486 and $52,746 for the three months ended March 31, 2025, and 2024, respectively.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of March 31, 2025, and March 31, 2024:

	Fair Value at March 31,	Fair Value Measurement Using
	2025	Level 1	Level 2	Level 3
Marketable Securities	$144,084	$144,084	$–	$–
Contingent Consideration	440,620	–	–	440,620
Warrant Liability	$498,126	$–	$–	$498,126

	Fair Value at December 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Marketable Securities	$142,275	$142,275	$–	$–
Contingent Consideration	–	–	–	–
Warrant Liability	$490,541	$–	$–	$490,541

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three months ended March 31, 2025:

Ending balance, December 31, 2024	$490,541
Re-measurement adjustments:
Change in fair value of warrant liability	7,585
Ending balance, March 31, 2025	$498,126

For the Company’s contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three months ended March 31, 2025:

Ending balance, December 31, 2024	$–
Contingent consideration in exchange for intangible assets (See Note 5):	605,004
Change in fair value of contingent consideration:	(164,384)
Ending balance, March 31, 2025	$440,620

Significant unobservable inputs used in the fair value measurements of the Company’s derivative liabilities designated as Level 3 are as follows:

March 31, 2025
	Warrant Liability	Contingent Consideration
Fair Value	$498,126	$440,620
Valuation technique	Backsolve method	Monte Carlo
Significant unobservable unit	Time to maturity and volatility	Stock price, annual volatility, term discount rate

December 31, 2024
	Warrant Liability	Contingent Consideration
Fair Value	$490,541	$–
Valuation technique	Backsolve method	N/A
Significant unobservable unit	Time to maturity and volatility	N/A

The fair values of contingent consideration were estimated using Monte Carlo pricing model with the following assumptions:

March 31, 2025
Stock Price	$ 1.810
Annual Volatility	142.00%
Term (years)	0.49
Discount Rate	4.330%

February 20, 2025
Stock Price	$ 2.53
Annual Volatility	122.00%
Term (years)	0.49
Discount Rate	3.545%

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in the third quarter of 2019, including customer contracts and intellectual property, the assets acquired from Scouted and Upsider during the first quarter of 2021, the assets acquired from OneWire during the second quarter of 2021, the assets acquired from Parrut and Novo Group during the third quarter of 2021, the assets acquired from GoLogiq in February of 2024, and the assets acquired Aqua Software, Wizco, and Savitr in 2025. Amortization expense is recorded on the straight-line basis over the estimated economic lives.

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three months ended March 31, 2025, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 356,147 and 1,034,465 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025, and 2024, respectively, because their effects would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,542,163)	$(778,427)
Net income attributable to noncontrolling interests	(16,595)	–
Net loss attributable to commons shareholders,numerator, basic computation	$(4,558,758)	$(778,427)

	March 31,	March 31,
	2025	2024
Options	13,320	82,876
Warrants	342,827	951,589
Convertible preferred stock	–	–
	356,147	1,034,465

Business Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company currently operates in two reportable segments pertaining to job placement, recruiting activities, and telecommunications. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has two reportable segments based on business unit. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Non-controlling Interests

Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s unaudited condensed consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties in those entities. Net loss attributable to the Company, as reported in the unaudited condensed consolidated statements of operations, is presented net of the portion of net loss attributable to holders of non-controlling interests.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective January 1, 2025.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.8 million in operations during the three months ended March 31, 2025, and has a working capital deficit of approximately $4.4 million at March 31, 2025; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2025, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

The Company expects but cannot guarantee that demand or our profit margins for marketplace solutions and telecommunication services will improve in 2025. These conditions will affect the company’s overall business and potentially the results of its revenue share and transactions with other third parties. Overall, management is focused on its strategic transactions and effectively positioning the Company for a pivot based on the GoLogiq license and planned spin-out to Atlantic Energy Solutions.

The Company may depend on raising additional debt or equity capital to stay operational. Economic conditions may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$80,171	$2,081
Prepaid public relations and marketing	–	457,211
Prepaid expenses and other current assets	$80,171	$459,292

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both March 31, 2025, and December 31, 2024, is $552,527, while accumulated unrealized losses were $408,443 and $410,252 as of March 31, 2025, and December 31, 2024, respectively. The fair market value of available for sale marketable securities were $144,084 and $142,275 as of March 31, 2025, and December 31, 2024, respectively.

The reconciliation of the investment in marketable securities is as follows for the three months ended March 31, 2025, and 2024:

	March 31, 2025	March 31, 2024
Beginning Balance – January 1	$142,275	$382,144
Additions	–	–
Recognized gain (losses)	1,809	(108,512)
Ending Balance – March 31	$144,084	$273,632

Net losses on equity investments were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net cumulative realized losses on investment sold or assigned	$–	$–
Net cumulative unrealized losses on investments still held	408,443	108,512
Total	$408,443	$108,512

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

The Company performed an impairment test as of the last day of year ended December 31, 2024 following the determination by management that a triggering event had occurred. As a result of this impairment test, the Company concluded, based on the market approach valuation method, that the carrying amount of its online recruitment business exceeded our estimated fair value of our enterprise and the Company recorded a non-cash goodwill impairment charge of $4,695,743, which was included in our consolidated statements of operations for the year ended December 31, 2024. As a result of this impairment charge, the goodwill carrying value was reduced to $2,405,341 as of December 31, 2024. The goodwill impairment during the year ended December 31, 2024, was primarily driven by declines in the Company’s revenue from its online recruitment platform which caused a decline in value when calculating against the revenue multiple determined under the market approach.

The changes in the carrying amount of goodwill for the periods ended March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Carrying value - January 1	$2,405,341	$7,101,084
Impairment losses	–	(4,695,743)
Carrying value - end of year	$2,405,341	$2,405,341

Intangible Assets

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. (the “GOLQ”) that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023, Amendment and the August 18, 2023, Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license to the Company to develop its fintech technology and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products, for a term of 10 years, with automatic two-year renewals.

On March 7, 2024, the Company appointed the CEO and Director of GOLQ to be the new Chief Executive Officer and President. On December 21, 2024, he resigned from his position as member of the Board of Directors of Nixxy, Inc. His resignation was not due to any disagreement with the Company (See Note 10).

On March 28, 2024, the Company and GOLQ entered into an Amendment to the Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of the Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of March 31, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $421,736 and a net carrying value of $705,677.

On February 20, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones. The total purchase price was determined to be $2,279,845. On March 31, 2024, the Company issued 755,407 shares of its common stock with an approximate fair value of $1,374,841 as the first tranche of equity consideration. The Company recorded a remaining contingent consideration liability of $605,004 for the remaining equity consideration As of March 31, 2025, the contingent consideration liability was $440,620 recorded within other liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2025. For the three months ended March 31, 2025, the Company recorded a gain on the change in fair value of contingent consideration in the amount of $164,384.

As of March 31, 2025, the total cost basis in the intangible asset purchased from Savitr is $2,279,845 with an accumulated amortization of $61,733 and a net carrying value of $2,218,112.

Based on guidance provided by ASC Topic 805, Business Combinations, the Company has recorded the asset purchase as an asset acquisition because the Company determined that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., technology stack, patents, patent applications, and patent applications to be written). Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

On March 3, 2025 (the “Closing Date”), the Company entered into an asset purchase agreement with Wizco Group, Inc., pursuant to which the Company purchased an AI-powered interview coaching platform (the “Ava” assets). Based on guidance provided by ASC Topic 805, Business Combinations, the Company has recorded the Ava asset purchase as an asset acquisition because the Company determined that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property (i.e., technology stack, patents, patent applications, and patent applications to be written). Accordingly, the Company accounted for the acquisition of the purchased net assets as an asset acquisition.

In exchange for the acquired assets, on behalf of AESO, the Company paid the Wizco Group, Inc. (i) 16,666,667 shares of Atlantic Energy Solutions, Inc. (“AESO”) common stock, and (ii) agreed to issue additional shares of AESO if the value of the stock consideration declines below a value of $250,000 after one year of the Closing Date (based on the 30-day VWAP at the end of the one-year period). Based on the trading price of AESO’s common stock on March 3, 2025, the fair value of the equity consideration transferred was determined to be $136,667. The Company recorded a derivative liability of $113,333 for the make-whole provision upon acquisition. The total purchase price was determined to be $250,000. As of March 31, 2025, AESO’s share price increased and the derivative liability had a value of $0. For the three months ended March 31, 2025, the Company recorded a gain on the change in fair value of the derivative liability in the amount of $113,333.

In connection with the Ava acquisition, on behalf of its subsidiary AESO, the Company entered into a services agreement with the former owners of Ava for continued advisory services for one year. The Company determined these services are for the future benefit of the Company, and the services agreement is separate from the Ava acquisition. Compensation under the services agreement will be accounted for as stock-based compensation in accordance with ASC 718. Under the advisory agreement, the Company issued 20,000,000 shares of AESO common stock, in the aggregate, vesting as follows 1) 6,666,666 vests immediately, 2) 13,333,334 vests quarterly over one year in equal installments. In the event the value of the vested stock given to each of the Advisors declines below a value of $150,000 after one year of the Closing Date (based on the 30-day VWAP at the end of the one-year period), the Company shall issue additional AESO shares to the former owners to make up the entire difference in value or shall have the option of providing an equivalent amount in cash.

As of March 31, 2025, the total cost basis of intangible asset purchased from Wizco is $250,000 with an accumulated amortization of $3,973 and a net carrying value of $246,027.

On March 28, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Aqua APA” or the “Agreement”) with Aqua Software Technologies Inc., a private Canadian corporation (“Aqua Software Technologies”), pursuant to which Nixxy agreed to acquire certain assets related to billing and AI systems, including associated intellectual property (the “Acquisition”). Aqua Software Technologies specializes in telecommunications and software development, with a focus on billings systems, AI integration, wholesale long distance interconnections and sales. Pursuant to the APA, Nixxy acquired substantially all of Aqua Software Technologies’ assets related to billing and AI systems. The transaction has been accounted for as an asset acquisition in accordance with ASC 805-10-55, as the acquired assets did not constitute a business.

The purchase price consisted of $100,000 in cash and $3,800,000, payable in the form of 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025. As of March 31, 2025, the intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $6,411 and a net carrying value of $3,893,589.

As of March 31, 2025, the total cost basis of intangible asset purchased from Aqua is $3,900,000 with an accumulated amortization of $6,411 and a net carrying value of $3,893,589.

Intangible assets are summarized as follows:

	March 31, 2025	December 31, 2024
Customer contracts	$8,093,787	$8,093,787
Software acquired	10,215,278	3,785,434
Licenses	2,854,379	2,854,378
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	21,529,797	15,099,952
Less accumulated amortization	(10,132,477)	(9,860,162)
Total	11,397,320	5,239,790
Less accumulated impairment	(3,863,305)	(3,863,305)
Carrying value	$7,534,015	$1,376,485

Amortization expense of intangible assets was $272,315 and $314,410 for the three months ended March 31, 2025, and 2024, respectively, related to the intangible assets acquired in business combinations. Future amortization of intangible assets is expected to be approximately as follows: 2025, $1,576,194; 2026, $1,807,845; 2027, $1,324,098; 2028, $1,286,519; and thereafter, $1,539,359.

The Company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,425. The Company performed its impairment test during 2023 which resulted in no additional impairment. In 2024 the Company performed its impairment test during 2024 and determined that the domains connected to Parrut were fully impaired due to no intention of using such domains going forward and therefore recorded $24,881 of impairment expense.

NOTE 6 - LOANS PAYABLE AND FACTORING AGREEMENT

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on consolidated statement of operations for the year ended December 31, 2024. As of March 31, 2025, and December 31, 2024, the outstanding balance on the promissory note with Parrut was $0 and $0, respectively.

We issued a promissory note for $3,000,000 pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note originally had a term of 30 months, bears interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85,000 for the first 12 months, $110,000 for months 13 through 24, $155,000 for months 25 through 29, and $152,357 for month 30. In April 2022, we negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. We entered into an agreement with Novo Group to reduce the outstanding principal balance by $600,000 and changed the maturity date to November 1, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment on the consolidated statement of operations in fiscal 2024.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations we owe to Novo to all the indebtedness and obligations we owe to Montage Capital.

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group. As of March 31, 2025, and December 31, 2024, the outstanding balance on the promissory note with Novo Group was $1,198,617. The Novo Note was in default as of March 31, 2025, and remains in default as of the date of this filing.

On August 17, 2022, we issued promissory notes for $1,111,111, in the aggregate (the “8/17/22 Notes”) We received proceeds of $960,000, net of debt issuance costs of $40,000 and an original issue discount of $111,111. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. The 8/17/22 Notes were set to be paid off in full on August 17, 2023. As a part of these financings, we granted the noteholders 46,296 warrants to purchase our common stock (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $463,737 and treated as a debt discount to be amortized over the life of the note. On August 7, 2023, the Company signed an amendment to the 8/17/22 Notes. The amendment extends each of the maturity dates of August 17, 2023, and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of December 31, 2023, we had defaulted on the Promissory Note, dated as of August 17, 2022, the (“8/17/22 Notes”). In event of default under the 8/17/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/17/22 Notes and the holders of the 8/17/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/17/2022 Notes, under each of the holder’s respective 8/17/22 Notes.

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

On July 11, 2024 the Company and the holder of the remaining amount of the 8/17/22 entered into certain Debt Settlement and Release Agreements whereas the party have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/17/22 Note, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holder. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholder an aggregate of 1,833,935 shares of common stock. During September of 2024, the 8/17/22 noteholders converted a total of $296,082 of outstanding principal and $19,169 of outstanding accrued interest.

As of March 31, 2025, and December 31, 2024, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

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

On July 11, 2024 the Company and the holders of the remaining amount of the 8/30/22 Notes entered into certain Debt Settlement and Release Agreements whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/30/22 Notes, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 3,524,634 shares of common stock. On July 10, 2024, the 8/30/22 noteholders converted a total of $705,738 of outstanding principal and $164,616 of outstanding accrued interest.

As of March 31, 2025, and December 31, 2024, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

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

As of March 31, 2025, and December 31, 2024, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other expense for the year ended December 31, 2024.

As of March 31, 2025, and December 31, 2024, the outstanding principal balance on the promissory notes payable totaled $1,198,617 and $1,198,617, respectively. As of March 31, 2025, all $1,198,617 is in default.

The status of the loans payable as of March 31, 2025, and December 31, 2024, are summarized as follows:

	March 31, 2025	December 31, 2024
Promissory notes	$1,198,617	$1,198,617
Less: Unamortized debt discount or debt issuance costs	–	–
Less current portion	(1,198,617)	(1,198,617)
Non-current portion	$–	$–

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of March 31, 2025, and December 31, 2024, the Company had 0 and 0 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of March 31, 2025, and December 31, 2024, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2025, and December 31, 2024, the Company had 18,259,795 and 15,086,476 shares of common stock outstanding, respectively.

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

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $258,714.53 into 168,414 shares of the Company’s common stock, The share value based on the grant date was $273,673, and accordingly the Company recognized a loss on conversion of $14,959 during the three months ended March 31, 2024.

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

On February 19, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Savitr Tech APA”) with Savitr Tech OU (“Savitr”), a private telecommunications and software development company incorporated in Estonia. Savitr specializes in billing systems, artificial intelligence (“AI”) integration, and wholesale long-distance telecommunications. Under the terms of the agreement, the Company acquired substantially all assets related to Savitr’s proprietary billing and AI-driven software platform, collectively referred to as the “Aura CpaaS Software.” In exchange for the Aura CpaaS Software, the Company agreed to contingent equity consideration of 4.9% of the Company’s issued and outstanding common shares upon achievement of a minimum of $250,000 in cumulative revenue generated by the Aura CpaaS Software, and an additional 4.9% of common shares, issuable within 90 calendar days post-closing, if the Aura CpaaS Software achieve a sustained monthly revenue run rate of at least $5.0 million (the “Revenue Milestone”). On March 31, 2025, the Company issued Savitr a total of 755,407 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 31, 2025, or approximately $1.38 million.

On March 28, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Aqua APA” or the “Agreement”) with Aqua Software Technologies Inc., a private Canadian corporation (“Aqua Software Technologies”), pursuant to which Nixxy agreed to acquire certain assets related to billing and AI systems, including associated intellectual property (the “Acquisition”). Aqua Software Technologies specializes in telecommunications and software development, with a focus on billings systems, AI integration, wholesale long distance interconnections and sales. Pursuant to the APA, Nixxy acquired substantially all of Aqua Software Technologies’ assets related to billing and AI systems. On March 28, 2025, the Company issued 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025, to satisfy the total purchase price of $3,800,000.

Shares issued for services

On January 3, 2025, the Company agreed to grant 250,000 shares of fully vested common stock under the 2021 Plan to non-executive members of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 20,833 have vested during the three-months ended march 31, 2025, and 15,000 shares to the chairman of the Board which shall vest immediately. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $6.08 and in aggregate of $1,737,867. As of March 31, 2025, the Company had not issued any of the agreed upon shares. The Company expects to complete issuance of these shares during the second quarter of fiscal year 2025, pending final administrative processing.

On March 19, 2025, the Company agreed to grant 195,000 shares of fully vested common stock under the 2024 Plan to employees and agents of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.11 and in aggregate of $411,450. As of March 31, 2025, the Company had not issued any of the agreed upon shares. The Company expects to complete issuance of these shares during the second quarter of fiscal year 2025, pending final administrative processing.

Shares issued in connection with settlement of consulting agreement

On May 29, 2024, the Company entered into a settlement agreement whereas the Company and vendor agreed to settle disputes arising from certain engagement letters signed December 5, 2022, and June 1, 2023. In exchange for vendor’s settlement, the Company issued the equivalent of $150,000 of common stock, valued at the 30-day Volume Weighted Average Price as of May 29, 2024. The Company issued 89,256 shares of common stock to the vendor and recognized a loss of $152,629 of settlement expense for the year ended December 2024 related to the agreement.

NOTE 8 - STOCK OPTIONS AND WARRANTS

2021 Equity Incentive Plan

In July 2021, our Board and shareholders authorized the 2021 Equity Incentive Plan (the “2021 Plan”), covering 180,000 shares of common stock. In January 2022, the number of shares authorized under the 2021 Plan was automatically increased to 228,530 shares pursuant to an escalation provision in the plan. The purpose of the 2021 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2021 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2021 Plan:

•	incentive stock options (“ISOs”)

•	non-qualified options (“NSOs”)

•	awards of our restricted common stock

•	stock appreciation rights (“SARs”)

•	restricted stock units (“RSUs”)

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

2024 Equity Incentive Plan

On July 11, 2024, our Board and Majority Shareholders approved and ratified the 2024 Equity Incentive Plan (the “2024 Plan”), covering a minimum of 2,000,000 shares of common stock and up to 2,500,000 of common stock, if all shares of shares of common stock issuable by the Company in the 2024 Exempt Offering, as described herein, are issued on or about the Effective Date.  The purpose of the 2024 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2024 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2024 Plan:

•	incentive stock options (“ISOs”)

•	non-qualified options (“NSOs”)

•	awards of our restricted common stock

•	stock appreciation rights (“SARs”)

•	restricted stock units (“RSUs”)

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

Stock Options

There were no stock options granted during the three months ended March 31, 2025.

During the three months ended March 31, 2025, and 2024, we recorded $11,220 and $44,247 of compensation expense, respectively, related to stock options.

A summary of the status of the Company’s stock options as of March 31, 2025, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	13,937	$27.81	1.86	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(617)	29.73	1.13	–
Outstanding at March 31, 2025	13,320	$27.72	1.63	$–
Exercisable at March 31, 2025	10,364	$31.63	1.55	$–

As of March 31, 2025, there was approximately $43,516 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2025, $27,917; 2026, $13,930; 2027, $1,318; and thereafter $351. The intrinsic value of options outstanding is $0 at March 31, 2025 and the intrinsic value of options exercisable is $0 at March 31, 2025.

Warrants

2024 Warrant Grants

Warrants issued for intangible purchase

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement (the “Amendment”). Under the Amendment, the Company and GOLQ agreed to and added Section 3.3 to further detail technical assistance from GOLQ to the Company. In addition, Section 5.1 was amended such that the royalty was lowered from eight percent (8%) to five percent (5%) for which the Company granted to GOLQ a warrant to purchase two hundred ninety-two thousand (292,000) shares of Company Common Stock (the “Warrant”) for a price equal to $0.01 per share (the “Exercise Price”). The Warrant may be exercised at any time commencing upon the date that is six (6) months from the Effective Date and terminating at 5:00 P.M. EST, on the three (3) year anniversary of the Effective Date, unless the closing sale price for the common stock of the Company has closed at or above $5.00 for ten consecutive trading days. Further, the Amendment contains a blocker provision that limits shares issuable under the Warrant such that the shares beneficially owned by GOLQ does not exceed 9.99% of the total number of issued and outstanding shares of the Company’s Common Stock (including for such purpose the shares of Common Stock issuable upon such exercise). These GOLQ Warrants were valued at $480,358 and together with the common shares issued to GOLQ, discussed in Note 7, were treated as consideration for the licenses purchased from GOLQ.

Warrants exercised

On February 9, 2024, the 8/30/2022 noteholders entered into an agreement with the new noteholders (Note 6) whereas the assignees will purchase 108,912 Warrants from the previous holders.

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

On February 9, 2024, Calvary Fund I L.P entered into an agreement with the new noteholder (Note 6) whereas the assignees will purchase 104,274 Warrants from Calvary.

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

Warrant activity for the three months ended March 31, 2025, is as follows:

Weighted
Average
Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2024	342,828	$5.08
Issued	–
Exercised	–
Expired or cancelled	–
Outstanding at March 31, 2025	342,828	$5.08

All warrants are exercisable at March 31, 2025. The weighted average remaining life of the warrants is 1.24 years at March 31, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On September 6, 2023, the Company was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys’ fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. The Company has additionally filed a counterclaim. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

On April 1, 2024, the Company became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB’s complaint, filed on March 13, 2024, alleges that the Company failed to fulfil payment obligations under contracts with CAB’s assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

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

Contingencies

On February 20, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones. The Company shall issue to the Seller 4.9% of the Company’s total issued and outstanding common shares upon the achievement of a minimum of $250,000 in cumulative revenue generated. A further 4.9% of the Company’s total issued and outstanding common shares shall be issued to the Seller within ninety calendar days of the closing of the agreement (“the Closing”), contingent upon the systems achieving a minimum monthly revenue run rate of $5 million. If the Revenue Milestone is not achieved within ninety days of the Closing, the issuance shall be deferred for an additional ninety days, further, if the Revenue Milestone is not achieved within one hundred eighty days of Closing, the number of shares issuable shall be reduced proportionately based on the average monthly revenue run rate during the 180-day period.

NOTE 10 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 and $9,578 for the three months ended March 31, 2025, and 2024, respectively. These expenses are included in product development expense in our consolidated statements of operations.

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. (the “GOLQ”) that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29, 2023 Amendment and the August 18, 2023, Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license to the Company to develop its fintech technology and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products, for a term of 10 years, with automatic two-year renewals.

On March 7, 2024, the Company appointed the CEO and Director of GOLQ to be the new Chief Executive Officer and President. On December 12, 2024, he resigned from his position as member of the Board of Directors of Nixxy, Inc. effective immediately and as Chief Executive Officer effective as of December 31, 2024. His resignation was not due to any disagreement with the Company.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of March 31, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $421,736 and a net carrying value of $705,677.

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. Expenses to this firm were $150,666 and $0 for the three months ended March 31, 2025, and 2024, respectively. These expenses are included in sales and marketing expenses in our consolidated statements of operations.

NOTE 11 – SEGMENT REPORTING

Beginning in the current quarter ended March 31, 2025, the Company has two reportable segments, which are aligned with its internal organizational structure and reviewed by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (CODM). In accordance with ASC 280, Segment Reporting, segments are defined based on the manner in which financial information is evaluated by the CODM for resource allocation and performance assessment.

The Company’s reportable segments are as follows:

Auralink — Provider of private telecommunications solutions and proprietary billing services.

Nixxy — Provider of marketplace advertising and software subscription services.

All material operating units within each segment have been aggregated as they share similar economic characteristics, customer types, nature of products and services, and processes for procurement and delivery. The Company evaluates segment performance based on segment operating loss, which includes gross profit less direct research and development, sales and marketing, and general and administrative expenses that are specifically attributable to each segment. Items below loss from operations, such as interest and taxes, and all balance sheet data are not allocated to segments, as they are not used by the CODM.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended March 31, 2025
	Nixxy	Auralink
REVENUE
Revenue	$134,543	$1,262,355

OPERATING EXPENSES
Cost of revenue	(868)	1,262,355
Sales and marketing	694,486	–
Product development	17,984	–
Amortization of intangibles	204,171	68,144
General and administrative	3,601,300	325,596
Total operating expenses	4,517,073	1,656,095

LOSS FROM OPERATIONS	$(4,382,530)	$(393,740)

	Three Months Ended March 31, 2024
	Nixxy	Auralink
REVENUE
Revenue	$222,557	$–

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	3,029	–
Sales and marketing	52,746	–
Product development	11,937	–
Amortization of intangibles	314,410	–
General and administrative	893,740	–
Total operating expenses	1,275,862	–

LOSS FROM OPERATIONS	$(1,053,305)	$–

Assets are not allocated to segments for internal reporting presentations. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, excluding financial instruments and tax assets, were as follows:

	As of March 31, 2025
	Nixxy	Auralink
ASSETS
Property and equipment, net	$3,159	$–
Intangible assets, net	1,422,314	6,111,701
Goodwill	2,405,341	–
	$3,830,814	$6,111,701

NOTE 12 - SUBSEQUENT EVENTS

On April 4, 2025, the Board of Directors of the Company appointed Ashissh Raichura as a member of the Board. For consideration the Board granted 50,000 restricted stock units, under the Corporation’s 2021 Plan which shall vest immediately, and 50,000 restricted stock units from the Plan, which shall vest monthly in equal increments over three years from the effective date. The fair market value of the 50,000 shares vested immediately, on the date of issuance, was $1.70 per share for an aggregate value of $85,000.

On April 7, 2025, the Board of Directors of the Company approved a Management Consulting Agreement (the “Agreement”) with Quantum PR OU (the “Consultant”), a strategic advisory and communications consulting firm. The Agreement became effective on April 8, 2025, and has a term of twelve (12) months, unless earlier terminated in accordance with its terms. Pursuant to the Agreement, the Consultant will provide the Company with strategic advisory services, including general promotional activities within the business and investment community, as well as guidance on financing initiatives and international business development. In consideration for the consulting services, On April 29, 2025, the Company issued 504,000 shares of its common stock to the Consultant in consideration for the consulting services for twelve months. The fair market value of the shares on the date of issuance was $1.63 per share, for an aggregate value of $821,520.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

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

We have eight subsidiaries, Recruiter.com, Inc., Recruiter.com Recruiting Solutions LLC (“Recruiting Solutions”), VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”), and Auralink AI, Inc. (“Auralink”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC: AESO).

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

Operating Businesses and Revenue

We generate revenue or have generated from the following activities:

•	Auralink: In 2025, the Company, through its Auralink AI subsidiary, refocused operations on telecommunications by leveraging newly acquired intellectual property and technology from Savitr. Auralink operates a cloud-based communications platform that provides routing, billing, and management services for high-volume SMS and Voice-over-IP (VoiceIP) communications. The telecommunications portfolio includes voice and messaging interconnect services, operator software, and wholesale voice services, including Turnkey Outsourced Switching (TKOS). Auralink generates revenue from providing messaging and voice termination services, primarily under bilateral carrier agreements. These agreements govern both sending and receiving communications traffic and are based on contractual “Rate Decks” which define per-message or per-minute pricing by destination and time of delivery.

•	Auralink generates revenue from the delivery of messaging and voice termination services. These services are provided under bilateral agreements with telecommunications partners, which establish pricing per destination and time of delivery through contractual rate decks. Depending on the specific route and agreement, Auralink may act as both a supplier (terminating traffic) and a customer (originating traffic). While traffic settlements under these agreements may occur on a net basis for operational efficiency, each component of traffic is governed by distinct pricing and service-level obligations. The Company exercises control over the delivery of these services and assumes the associated performance obligations, including routing decisions, delivery quality, and pricing. As such, and in accordance with ASC Topic 606, Revenue from Contracts with Customers, Auralink recognizes gross revenue for these services at the point in time when control is transferred to the customer, typically when a voice call is successfully terminated, or a message is delivered.

37

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

Auralink’s primary performance obligations consist of SMS and VoiceIP transmission services. Each message or call is a distinct transaction, and revenue is recognized at the point in time when delivery is confirmed by the recipient carrier’s platform. These services are priced using dynamic Rate Decks, which vary by destination and time. The transaction price is allocated to each message or call based on its standalone selling price as reflected in the applicable Rate Deck. Auralink acts as principal in these transactions, as it controls the routing infrastructure, sets pricing, assumes delivery risk, and bears responsibility for service quality. Accordingly, revenue is recognized on a gross basis.

Contracts typically span one year and include early termination provisions. Settlements with counterparties are usually conducted on a net basis using reconciled call detail records.

Deferred revenue results from transactions in which we have been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Sales tax collected is recorded on a net basis and is excluded from revenue.

Quarter Overview

In the first quarter of 2025, the period ending March 31, 2025, the Company continued to concentrate on finalizing its strategic transactions critical to its evolution. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also continued preparing for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation (“CognoGroup”). CognoGroup is planned to hold the current recruitment-related technology assets, including Mediabistro, a job board for the media industry, as well as other assets and projects of the Company, such as its AI-enabled CandidatePitch software and RecruitingClasses.com.

Product development efforts were limited to continued improvements to Mediabistro and its underlying job board technology, as well as technical projects related to the expected sale of Recruiter.com.

Our key highlights for the three months ending March 31, 2025, include the following:

Key Highlights:

•	On February 19, 2025, Nixxy Inc. (the “Company”) entered into and closed an Asset Purchase Agreement (the “Savitr Tech APA”) with Savitr Tech OU (“Savitr”), a private telecommunications and software development company incorporated in Estonia. Savitr specializes in billing systems, artificial intelligence (“AI”) integration, and wholesale long-distance telecommunications. Under the terms of the agreement, the Company acquired substantially all assets related to Savitr’s proprietary billing and AI-driven software platform, collectively referred to as the “Aura CpaaS Software.” The Aura CpaaS Software include source code, algorithms, trade secrets, customer interconnection capabilities, and all related intellectual property. The acquisition aligns with the Company’s strategic initiative to expand its AI-enabled billing infrastructure and enhance recurring revenue streams from telecom software solutions.

•	On February 24, 2025, Nixxy, Inc. (the “Company” or “Nixxy”) announced that it entered into a twelve-month contract with Mexedia SpA (“Mexedia”), an Italian technology and communications provider (the “Mexedia Agreement”). Under the Mexiedia Agreement, commencing on or before May 1, 2025, the Company will provide Mexedia SMS services over its newly integrated cloud-based platform that helps carriers and operators aggregate wholesale SMS messaging. The Company has engineered its port provisioning to scale dynamically and support up to $10,000,000 in revenue per month for twelve calendar months. The Mexedia Agreement will renew automatically thereafter, subject to either party’s right of termination upon proper notice. The Company will also be layering its enhanced AI platform for dynamic billing and quality and price-based routing, with the multitude of carriers it interconnects with.

39

•

Effective March 3, 2025, the Company, through its majority-owned subsidiary, Atlantic Energy Solutions, Inc., a Colorado corporation (OTC: AESO) (“AESO”), entered into an Asset Purchase Agreement (the "APA") with Wizco Group, Inc. (“Wizco”), a Delaware corporation, pursuant to which AESO agreed to acquire certain software-related assets (the “Acquisition”).

Wizco is the developer of Ava, an AI-powered interview coaching platform, along with a suite of related assets, including business relationships, customer data, proprietary software, intellectual property, and other associated resources directly linked to Ava. Pursuant to the APA, AESO has acquired substantially all of Wizco’s assets related to its Ava software, including, but not limited to, intellectual property, commercial contracts, licenses, permits, and goodwill. Additionally, AESO assumed certain specified liabilities, limited to obligations directly associated with the transferred contracts as of the effective date of the Acquisition.

•	On March 28, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Aqua APA” or the “Agreement”) with Aqua Software Technologies Inc., a private Canadian corporation (“Aqua Software Technologies”), pursuant to which Nixxy agreed to acquire certain assets related to billing and AI systems, including associated intellectual property (the “Acquisition”). Aqua Software Technologies specializes in telecommunications and software development, with a focus on billings systems, AI integration, wholesale long distance interconnections and sales. Pursuant to the APA, Nixxy acquired substantially all of Aqua Software Technologies’ assets related to billing and AI systems.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024:

Revenue

We had revenue of $1.4 million for the three-month period ended March 31, 2025, as compared to $0.2 million for the three-month period ended March 31, 2024, representing an increase of $1.2 million or 528%. The increase resulted primarily due to the increase in telecommunication services of $1.3 million.

Cost of Revenue

Cost of revenue was $1.3 million for the three-month period ended March 31, 2025, compared to $3 thousand for the corresponding three-month period in 2024, representing an increase of $1.3 million. This increase resulted primarily from the increase in revenue generating operations during the quarter.

Operating Expenses

We had total operating expenses of $6.2 million for the three-month period ended March 31, 2025, compared to $1.3 million for the corresponding three-month period in 2024, an increase of $4.9 million or 384%. This increase was due to increases in general and administrative, sales and marketing, and cost of revenue of $3.0 million, $0.6 million, and $1.3 million respectively, which were partially offset by a decrease in amortization of intangibles of $42 thousand.

Sales and Marketing

Our sales and marketing expense for the three-month period ended March 31, 2025, was $0.7 million compared to $0.1 million for the corresponding three-month period in 2024, an increase of $0.6 million, which reflects the increase in revenue generating activities.

Product Development

Our product development expense for the three-months ended March 31, 2025, increased to $18 thousand from $12 thousand for the corresponding period in 2024 due to an increase in hosting and data expense.

Amortization of Intangibles

For the three-month period ended March 31, 2025, we incurred a non-cash amortization charge of $272 thousand as compared to $314 thousand for the corresponding period in 2024. The amortization expense in 2025 and 2024 relates to the intangible assets acquired from Genesys (now our Recruiting Solutions division), Scouted, Upsider, OneWire, Parrut Novo Group, GOLQ, Aqua Software, Wizco, and Savitr Tech.

General and Administrative

General and administrative expense for the three-month period ended March 31, 2025, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended March 31, 2025, our general and administrative expenses were $3.9 million, including $2.2 million of non-cash stock-based compensation. In 2024, for the corresponding period, our general and administrative expenses were $0.9 million, including $300 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended March 31, 2025, was income of $234 thousand compared to income of $275 thousand in the corresponding 2024 period.

Net Loss

For the three-months ended March 31, 2025, we had a net loss from continuing operations of $4.5 million compared to a net loss of $0.8 million during the corresponding three-month period in 2024.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
Net Income (loss)	$(4,542,163)	$(778,427)
Interest expense and finance cost, net	37,834	365,853
Depreciation & amortization	277,856	320,667
EBITDA (loss)	(4,226,473)	(91,907)
Credit loss (recovery) expense	3,970	(48,908)
Gain on Settlement of Payables	–	178,749
Stock-based compensation	2,215,205	299,847
Gain on debt extinguishment	–	(579,977)
Adjusted EBITDA (Loss)	$(2,007,298)	$(420,945)

Liquidity and Capital Resources

For the three months ended March 31, 2025, net cash used in operating activities was $1.8 million, compared to net cash used in operating activities of $0.7 million for the corresponding three-month period in 2024. For the three months ended March 31, 2025, net loss was $4.6 million. Net loss includes non-cash items of depreciation and amortization expense of $278 thousand, bad debt expense of $4 thousand, stock based compensation expense of $2.2 million, loss on fair value of warrant liability of $8 thousand, gain on fair value of contingent consideration of $164 thousand, gain on fair value of derivative liability of $113 thousand, and gain on fair value of marketable securities of $2 thousand.

For the three months ended March 31, 2024, net cash used in operating activities was $0.7 million. For the three months ended March 31, 2024, net loss was $0.8 million. Net loss includes non-cash items of depreciation and amortization expense of $320 thousand, bad debt recovery (expense) of $49 thousand, equity-based compensation expense of $300 thousand, warrant modification expense of $64 thousand, amortization of debt discount and debt costs of $177 thousand, unrealized loss on marketable securities of $109 thousand, and a gain on extinguishment of debt of $580 thousand. Changes in operating assets and liabilities include primarily the following: accounts receivable decreased by $392 thousand, and prepaid expenses and other current assets decreased by $30 thousand. Accounts payable, accrued liabilities, deferred payroll taxes, other liabilities, and deferred revenue decreased in total by $427 thousand.

For the three months ended March 31, 2025, net cash used in investing activities was $0.4 million. The principal factor was purchase of intangible assets of $0.4 million. The Company received $0.1 million for the three months ended March 31, 2024 from the sale of assets.

For the three months ended March 31, 2025, net cash provided by financing activities was $0.

Based on cash on hand as of March 31, 2025, of approximately $0.3 million, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2025, we recorded a net loss of $4.6 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

Auralink’s primary performance obligations consist of SMS and VoiceIP transmission services. Each message or call is a distinct transaction, and revenue is recognized at the point in time when delivery is confirmed by the recipient carrier’s platform. These services are priced using dynamic Rate Decks, which vary by destination and time. The transaction price is allocated to each message or call based on its standalone selling price as reflected in the applicable Rate Deck. Auralink acts as principal in these transactions, as it controls the routing infrastructure, sets pricing, assumes delivery risk, and bears responsibility for service quality. Accordingly, revenue is recognized on a gross basis.

Contracts typically span one year and include early termination provisions. Settlements with counterparties are usually conducted on a net basis using reconciled call detail records.

Contract liabilities result from transactions in which we have been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the contract liabilities are recognized.

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

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted the reportable segment disclosure requirements with no significant impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective January 1, 2025.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of March 31, 2025.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting. Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the condensed consolidated financial statements, and (2) do not have the in-house technical expertise to identify and analyze complex or unusual transactions for proper accounting treatment. Accordingly, management’s assessment is that our internal controls over financial reporting were not effective as of March 31, 2025.

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

On or about September 6, 2023, Recruiter.com Group, Inc. (the "Company") was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $266,562.59 plus interest, costs, and attorneys’ fees. The Company retained counsel and filed a counterclaim for breach of contract, alleging that Pipl Inc. failed to adequately perform under the contract, as well as claims for breach of the implied duty of good faith and fair dealing and unjust enrichment.  Given that discovery has not been completed, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any, but continues to evaluate the case with counsel as more information becomes available.

On April 1, 2024, Recruiter.com Group, Inc. ("the Company") became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB’s complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB’s assignor, totaling approximately $213,894.44. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company has been defending itself vigorously, including filing a cross-complaint for indemnity against Onewire Holdings, LLC and NOVO Group, Inc. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

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

ITEM 1A. - RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed March 31, 2025. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Furnished Herewith

3.1	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	10/1/24	3.1
3.2	Bylaws, as amended	8-K	10/1/24	3.2
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/12/24	3.1(e)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted X pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
104	The cover page for Nixxy, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: May 20, 2025	By:	/s/ Mike Schmidt
Mike Schmidt
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2025	By:	/s/ Adam Yang
Adam Yang
Chief Financial Officer (Principal Financial and Accounting Officer)

