Form 10-Q
period 2025-06-30
Nixxy, Inc.
filed 2025-08-13
CIK 1462223

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-40563

NIXXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1505893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (877) 708-8868

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

As of August 13, 2025, the number of shares of the registrant’s common stock outstanding was 20,833,313.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$943,421	$2,532,990
Accounts receivable, net of allowance for doubtful accounts of $848,721 and $863,747, respectively	432,806	32,205
Prepaid expenses and other current assets	147,073	459,292
Investment in Marketable Securities	98,489	142,275
Total current assets	1,621,789	3,166,762

Property and equipment, net of accumulated depreciation of $74,608 and $66,387, respectively	479	8,700
Intangible assets, net	9,225,579	1,376,485
Goodwill	2,405,341	2,405,341
Total assets	$13,253,188	$6,957,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,585,221	$1,141,978
Accrued expenses	774,243	771,399
Accrued compensation	109,711	122,995
Accrued interest	327,504	253,711
Stock consideration payable	1,500,000	–
Other liabilities	17,333	17,333
Loans payable - current portion, net of discount	1,198,617	1,198,617
Refundable deposit on preferred stock purchase	285,000	285,000
Derivative liability	130,741	–
Warrant liability	497,494	490,541
Contract liability	95,533	95,396
Total current liabilities	6,521,397	4,376,970

Total liabilities	6,521,397	4,376,970
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,719,983 and 15,086,476 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	2,074	1,509
Common Stock to be issued, 1,327,551 and 506,625 shares as of June 30, 2025, and December 31, 2024, respectively	132	49
Additional paid-in capital	114,295,237	101,591,471
Accumulated deficit	(107,738,898)	(99,012,711)
Total Nixxy stockholders’ equity	6,558,545	2,580,318
Noncontrolling interest	173,246	–
Total stockholders’ equity	6,731,791	2,580,318
Total liabilities and stockholders’ equity	$13,253,188	$6,957,288

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months ended June 30, 2025 and 2024

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
REVENUE
Revenue	$13,465,176	$133,101	$14,862,074	$355,658

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	13,351,355	–	14,612,842	3,029
Sales and marketing	11,701	39,773	706,187	92,519
Product development	24,633	5,320	42,617	17,257
Amortization of intangibles	558,436	272,687	830,751	587,097
General and administrative	2,245,831	798,510	6,172,727	1,692,250
Total operating expenses	16,191,956	1,116,290	22,365,124	2,392,152

LOSS FROM CONTINUING OPERATIONS	(2,726,780)	(983,189)	(7,503,050)	(2,036,494)

OTHER INCOME (EXPENSES)
Interest expense	(35,959)	(152,468)	(73,793)	(518,321)
Gain on assets sale	–	150,000	–	250,000
Loss on fair value of marketable securities	(45,595)	(33,315)	(43,786)	(141,827)
Gain on debt extinguishment	–	–	–	579,977
Other income (expense)	576	176	576	5,346
Change in fair value of warrant liability	632	3,524	(6,953)	67,620
Change in fair value of contingent consideration	(1,318,912)	–	(1,154,528)	–
Change in fair value of derivative liability	(130,741)	–	(17,408)	–
Total other income (expenses)	(1,529,999)	(32,083)	(1,295,892)	242,795

Loss from continuing operations before income taxes	(4,256,779)	(1,015,272)	(8,798,942)	(1,793,699)
Provision for income taxes	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	$(4,256,779)	$(1,015,272)	$(8,798,942)	$(1,793,699)

Net loss attributable to noncontrolling interests	89,350	–	72,755	–
NET LOSS ATTRIBUTABLE TO NIXXY, INC.	$(4,167,429)	$(1,015,272)	$(8,726,187)	$(1,793,699)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,167,429)	$(1,015,272)	$(8,726,187)	$(1,793,699)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.22)	$(0.35)	$(0.51)	$(0.74)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.22)	$(0.35)	$(0.50)	$(0.74)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	19,144,354	2,860,568	17,299,292	2,419,204

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Six Months Ended June 30, 2025, and 2024

(Unaudited)

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	–	$–	15,086,476	$1,509	506,625	$49	$101,591,471	$(99,012,711)	$–	$2,580,318
Stock based compensation - Options	–	–	–	–	–	–	11,220	–	–	11,220
Stock based compensation - Stock	–	–	–	–	480,833	49	2,149,269	–	54,667	2,203,985
Issuance of common stock upon settlement of debt	–	–	300,000	30	(300,000)	(30)	–	–	–	–
Issuance of common stock for services	–	–	30,000	3	(30,000)	(3)	–	–	–	–
Issuance of common stock for intangible assets	–	–	2,843,319	285	–	–	5,174,556	–	136,667	5,311,508
Net Loss	–	–	–	–	–	–	–	(4,558,758)	16,595	(4,542,163)
Balance as of March 31, 2025	–	$–	18,259,795	$1,827	657,458	$65	$108,926,516	$(103,571,469)	$207,929	$5,564,868

Stock based compensation - Options	–	–	–	–	–	–	10,853	–	–	10,853
Stock based compensation - Stock	–	–	395,000	40	(374,166)	(37)	126,665	–	54,667	181,335
Issuance of common stock for services	–	–	547,774	55	(10,000)	(1)	881,428	–	–	881,482
Proceeds from sale of common stock in offering	–	–	1,113,667	112	113,333	11	1,840,377	–	–	1,840,500
Issuance of common stock for intangible assets	–	–	403,747	40	940,926	94	2,509,398	–	–	2,509,532
Net Loss	–	–	–	–	–	–	–	(4,167,429)	(89,350)	(4,256,779)
Balance as of June 30, 2025	–	$–	20,719,983	$2,074	1,327,551	$132	$114,295,237	$(107,738,898)	$173,246	$6,731,791

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	–	$–	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	–	–	–	–	–	–	44,247	–	44,247
Common stock issued for services	–	–	180,000	18	–	–	255,582	–	255,600
Conversion of Preferred stock, Series E to Common stock	(86,000)	(9)	28,667	3	–	–	6	–	–
Common stock issued in connection with purchase of intangible assets	–	–	392,155	39	–	–	647,016	–	647,055
Warrants issued in connection with purchase of intangible assets	–	–	–	–	–	–	480,358	–	480,358
Issuance of common stock upon conversion of promissory note	–	–	168,414	17	–	–	273,656	–	273,673
Issuance of common stock upon conversion of promissory notes	–	–	286,001	29	–	–	523,351	–	523,380
Common stock issued upon exercise of warrants	–	–	213,186	21	–	–	592,036	–	592,057
Net loss	–	–	–	–	–	–	–	(778,427)	(778,427)
Balance as of March 31, 2024	–	$–	2,702,326	$270	–	$–	$80,165,191	$(77,197,510)	$2,967,951
Stock based compensation - Options	–	–	–	–	–	–	27,967	–	27,967
Common stock issued as investment	–	–	481,000	48	–	–	480,952	–	481,000
Issuance of common stock upon settlement	–	–	89,256	9	–	–	152,620	–	152,629
Net loss	–	–	–	–	–	–	–	(1,015,272)	(1,015,272)
Balance as of June 30, 2024	–	$–	3,272,582	$327	–	$–	$80,826,730	$(78,212,782)	$2,614,275

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2025, and 2024

(Unaudited)

	Six Months Ended
	June 30	June 30
	2025	2024
Cash Flows From Operating Activities
Net loss	$(8,798,942)	$(1,793,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	838,972	602,195
Bad debt (recovery) expense	11,100	(69,641)
Loss on common stock issued in settlement	–	152,629
Gain on extinguishment of debt	–	(579,977)
Equity based compensation expense	3,288,875	327,814
Gain or loss on fair value of marketable securities	43,786	141,827
Gain on assets sale	–	(250,000)
Amortization of debt discount and debt costs	–	177,072
Change in fair value of warrant liability	6,953	(67,620)
Change in fair value of contingent consideration	1,154,528	–
Change in fair value of derivative liability	17,408	–
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(411,701)	434,384
Decrease (increase) in prepaid expenses and other current assets	312,219	(19,030)
Increase (decrease) in accounts payable and accrued liabilities	506,596	(246,599)
Increase (decrease) in deferred revenue	137	(33,739)
Net cash (used) in operating activities	(3,030,069)	(1,224,384)

Cash Flows From Investing Activities:
Purchase of intangible assets	(400,000)	–
Proceeds from sale of assets	–	250,000
Net cash (used) in investing activities	(400,000)	250,000

Cash Flows From Financing Activities:
Issuance of common stock	1,840,500	–
Payments of promissory notes	–	(592,057)
Repayments of notes	–	(258,000)
Gross proceeds from exercise of warrants	–	592,057
Proceeds from sale of common stock in offering	–	481,000
Net cash provided by financing activities	1,840,500	223,000

Net decrease in cash	(1,589,569)	(751,384)
Cash, beginning of period	2,532,990	1,008,408

Cash, end of period	$943,421	$257,024

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$–	$104,293
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon purchase of intangible assets	$6,779,845	$647,055
Stock to be issued for fixed consideration	$1,500,000	$–
Warrants issued in connection with purchase of intangible assets	$–	$480,358
Issuance of common stock issued upon conversion of note payable	$–	$273,673
Issuance of common stock from conversion of Preferred stock, Series E	$–	$9
Issuance of common stock upon exercise of warrants and conversion of debt	$–	$1,115,437

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

June 30, 2025

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Nixxy, Inc., a Nevada corporation (the “Company”), is a holding company based in New York, New York. The Company has eight subsidiaries, Recruiter.com, Inc., Nixxy, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Auralink AI, Inc (“Auralink”).

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

To prepare and effectuate the spin out of Atlantic Energy Solutions, Inc. (currently being renamed CognoGroup), on February 13, 2024, the Board of Directors of the Company authorized certain corporate actions, including the transfer of assets and liabilities between subsidiaries of the Company, the renaming of Nixxy, Inc. to CognoGroup, LLC, and the reorganization of Nixxy, LLC to a subsidiary of Atlantic Energy Solutions, Inc. Additionally, the Board of Directors authorized that management may take such steps necessary to change the name of Recruiter.com Group, Inc. to reflect its purpose and a corresponding change to the Company’s stock symbol.

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

Through the Company’s Nixxy, LLC division, the Company also provides consulting, staffing, and full-time placement services to employers, leveraging our platform and rounding out our services. During 2024, the Company operated primarily in its Marketplace Solutions line of business, which consists primarily of job board and recruitment advertising activities through its Mediabistro website, located at https://www.mediabistro.com.

On February 20, 2025, the Company acquired AI and software intellectual property from Savitr Tech OU. The intellectual property allows the Company to be in the telecommunication space. The Company will be providing routing and delivery of voice and SMS texting services across international borders. In exchange for the purchase of intellectual properties, the Company paid cash consideration of $300,000 and shall pay to the Seller (i) 4.9% of the total issued and outstanding common shares of the Company, upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, upon the achievement of a minimum of $250,000 in revenue generated by the said property. An additional 4.9% of the total issued and outstanding common shares of the Company, upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, will be owed to the Seller upon achievement of a minimum of $5,000,000 in revenue generated by the said property (See Note 5).

In the month of March 2025, the Company generated $1.3 million in telecommunication revenue, and as of May 2025 the Company had surpassed the $5,000,000 in monthly revenue milestone.

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

On June 3, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “NexGenAI APA” or the “Agreement”) with NexGenAI Holding Group, Inc., a Delaware corporation (“NexGenAI”), pursuant to which Nixxy agreed to acquire certain assets related to software development, generative AI systems, and associated intellectual property (the “Acquisition”). NexGenAI specializes in custom AI and machine learning solutions designed to improve operational efficiency and drive revenue across a variety of industry sectors. Pursuant to the APA, Nixxy acquired substantially all of NexGenAI’s assets related to its proprietary AI technology stack and software infrastructure.

The purchase price consisted of $2,250,000, payable in the form of restricted shares of the Company’s common stock, issued in four installments. The first installment, valued at $750,000, was satisfied through the issuance of 403,747 shares of common stock on June 5, 2025, based on the volume-weighted average price of the Company’s common stock over the ten consecutive trading days immediately preceding the Closing Date. The remaining $1,500,000 of the purchase price is scheduled to be issued in three equal installments of $500,000 each at three, six, and nine months following the Closing Date, based on the applicable ten-day volume-weighted average price prior to each issuance.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the six months ended June 30, 2025, and 2024. The balance sheet as of December 31, 2024, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of June 30, 2025. As of June 30, 2025, and December 31, 2024, the Company had $681,965 and $2,260,710 in excess of the FDIC limit, respectively. The Company has no cash equivalents as of June 30, 2025.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless they are short term in nature. As a practical matter, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2025, or December 31, 2024.

Contract Liabilities

The Company’s contract liabilities consist of advanced customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for services by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Revenue Disaggregation

For each of the years, revenues can be categorized into the following:

	Three Months Ended June 30,
	2025	2024
Telecommunication services	$13,362,796	$–
Recruiters on Demand	–	120
Consulting and staffing services	–	–
Marketplace Solutions	102,380	132,981
Total revenue	$13,465,176	$133,101

	Six Months Ended June 30,
	2025	2024
Telecommunication services	$14,625,151	$–
Recruiters on Demand	–	120
Consulting and staffing services	–	5,550
Marketplace Solutions	236,923	349,988
Total revenue	$14,862,074	$355,658

As of June 30, 2025, and December 31, 2024, contract liabilities amounted to $95,533 and $95,396, respectively. During the six months ended June 30, 2025, the Company recognized approximately $61,669 of revenue that was deferred as of December 31, 2024. Deferred revenue as of June 30, 2025, is categorized and expected to be recognized as follows:

Expected Contract Liabilities Recognition Schedule

	Total Contract Liabilities
	June 30,	Recognize
	2025	2025
Other	$49,371	$49,371
Marketplace Solutions	46,162	46,162
Total	$95,533	$95,533

Revenue from international sources was approximately 99% and 1.66% for the three months ended June 30, 2025, and 2024, respectively.

Revenue from international sources was approximately 98% and 2.16% for the six months ended June 30, 2025, and 2024, respectively.

Cost of Revenue

Cost of revenue in 2024 consisted of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Nixxy, LLC gross margin. In 2025 cost of revenue consisted entirely of Auralink related technology and supply costs.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The allowance is based on historical loss experience, adjusted for current conditions and reasonable and supportable forecasts about future economic conditions that may affect the collectability of the receivables. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral.

We have recorded an allowance for doubtful accounts of $848,721 and $863,747 as of June 30, 2025, and December 31, 2024, respectively. Credit loss (recovery) was $7,130 and ($20,733) for the three months ended June 30, 2025, and 2024, respectively, and $11,100 and ($69,641) for the six months ended June 30, 2025, and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended June 30, 2025, and 2024 was $2,680 and $8,841, respectively and was $8,221 and $15,098 for the six months ended June 30, 2025 and 2024, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2025, three customers accounted for more than 10% of the accounts receivable balance, at 87% in the aggregate. As of December 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 77%.

For the three months ended June 30, 2025, four customers accounted for 10% or more of total revenue, at 94% in the aggregate. For the six months ended June 30, 2024, two customers accounted for 10% or more of total revenue, at 40% in the aggregate.

For the six months ended June 30, 2025, four customers accounted for 10% or more of total revenue, at 89% in the aggregate. For the six months ended June 30, 2024, two customers accounted for 10% or more of total revenue, at 40% in the aggregate.

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

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $11,701 and $39,773 for the three months ended June 30, 2025, and 2024, respectively.

The Company expenses all advertising and marketing costs as incurred. Advertising and marketing costs were $706,187 and $92,519 for the six months ended June 30, 2025, and 2024, respectively.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of June 30, 2025, and December 31, 2024:

	Fair Value at June 30,	Fair Value Measurement Using
	2025	Level 1	Level 2	Level 3
Marketable Securities	$98,489	$98,489	$–	$–
Contingent Consideration	–	–	–	–
Warrant Liability	$497,494	$–	$–	$497,494

	Fair Value at December 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Marketable Securities	$142,275	$142,275	$–	$–
Contingent Consideration	–	–	–	–
Warrant Liability	$490,541	$–	$–	$490,541

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and six months ended June 30, 2025:

Ending balance, December 31, 2024	$490,541
Re-measurement adjustments:
Change in fair value of warrant liability	7,585
Ending balance, March 31, 2025	$498,126
Re-measurement adjustments:
Change in fair value of warrant liability	(632)
Ending balance, June 30, 2025	$497,494

For the Company’s contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and six months ended June 30, 2025:

Ending balance, December 31, 2024	$–
Contingent consideration in exchange for intangible assets (See Note 5):	605,004
Change in fair value of contingent consideration:	(164,384)
Ending balance, March 31, 2025	$440,620
Change in fair value of contingent consideration:	1,318,912
Equity to be issued (See Note 7):	(1,759,532)
Ending balance, June 30, 2025	$–

Significant unobservable inputs used in the fair value measurements of the Company’s derivative liabilities designated as Level 3 are as follows:

June 30, 2025
	Warrant Liability	Contingent Consideration
Fair Value	$497,494	$–
Valuation technique	Backsolve method	Monte Carlo
Significant unobservable unit	Time to maturity and volatility	Stock price, annual volatility, term discount rate

December 31, 2024
	Warrant Liability	Contingent Consideration
Fair Value	$490,541	$–
Valuation technique	Backsolve method	N/A
Significant unobservable unit	Time to maturity and volatility	N/A

The fair values of contingent consideration were estimated using Monte Carlo pricing model with the following assumptions:

March 31, 2025
Stock Price	$ 1.810
Annual Volatility	142.00%
Term (years)	0.49
Discount Rate	4.330%

February 20, 2025
Stock Price	$ 2.53
Annual Volatility	122.00%
Term (years)	0.49
Discount Rate	3.545%

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in the third quarter of 2019, including customer contracts and intellectual property, the assets acquired from Scouted and Upsider during the first quarter of 2021, the assets acquired from OneWire during the second quarter of 2021, the assets acquired from Parrut and Novo Group during the third quarter of 2021, the assets acquired from GoLogiq in February of 2024, and the assets acquired Aqua Software, Wizco, Savitr, and Nextgen AI in 2025. Amortization expense is recorded on the straight-line basis over the estimated economic lives.

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

Marketable Securities

The Company has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three and six months ended June 30, 2025, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

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

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019, using the effective date method and applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected not to reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Product Development

Product development costs are included in operating expenses on the consolidated statements of operations and consist of support, maintenance and upgrades of our website and IT platform and are charged to operations as incurred.

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 354,734 and 1,020,767 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025, and 2024, respectively, because their effects would have been anti-dilutive.

	Three Months Ended June 30,
	2025	2024
Net loss	$(4,256,779)	$(1,015,272)
Net loss attributable to noncontrolling interests	89,350	–
Net loss attributable to commons shareholders, numerator, basic computation	$(4,167,429)	$(1,015,272)

	Six Months Ended June 30,
	2025	2024
Net loss	$(8,798,942)	$(1,793,699)
Net loss attributable to noncontrolling interests	72,755	–
Net loss attributable to commons shareholders, numerator, basic computation	$(8,726,187)	$(1,793,699)

	June 30,	June 30,
	2025	2024
Options	11,907	70,511
Warrants	342,827	950,256
Convertible preferred stock	–	–
	354,734	1,020,767

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

In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments primarily relate to expanded disclosure requirements for the effective tax rate reconciliation and income taxes paid. The standard is effective as of January 1, 2025, and should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its income tax disclosures but does not expect the adoption to have a material impact on its consolidated financial statements.

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $3.0 million in operations during the six months ended June 30, 2025, and has a working capital deficit of approximately $4.9 million at June 30, 2025; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2025, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

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

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$147,073	$2,081
Prepaid public relations and marketing	–	457,211
Prepaid expenses and other current assets	$147,073	$459,292

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities are being held for an indefinite period and thus have been classified as available for sale. Cost basis of securities held as of both June 30, 2025, and December 31, 2024, is $552,527, while accumulated unrealized losses were $454,038 and $410,252 as of June 30, 2025, and December 31, 2024, respectively. The fair market value of available for sale marketable securities were $98,489 and $142,275 as of June 30, 2025, and December 31, 2024, respectively.

The reconciliation of the investment in marketable securities is as follows for the six months ended June 30, 2025, and 2024:

	June 30, 2025	June 30, 2024
Beginning Balance – January 1	$142,275	$382,144
Additions	–	–
Recognized losses	(43,786)	(141,827)
Ending Balance – June 30	$98,489	$240,317

Net losses on equity investments were as follows:

	Six Months Ended
	June 30,
	2025	2024
Net cumulative realized losses on investment sold or assigned	$–	$–
Net cumulative unrealized losses on investments still held	454,038	141,827
Total	$454,038	$141,827

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

The Company performed an impairment test as of the last day of year ended December 31, 2024, following the determination by management that a triggering event had occurred. As a result of this impairment test, the Company concluded, based on the market approach valuation method, that the carrying amount of its online recruitment business exceeded our estimated fair value of our enterprise and the Company recorded a non-cash goodwill impairment charge of $4,695,743, which was included in our consolidated statements of operations for the year ended December 31, 2024. As a result of this impairment charge, the goodwill carrying value was reduced to $2,405,341 as of December 31, 2024. The goodwill impairment during the year ended December 31, 2024, was primarily driven by declines in the Company’s revenue from its online recruitment platform which caused a decline in value when calculating against the revenue multiple determined under the market approach.

The changes in the carrying amount of goodwill for the periods ended June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Carrying value - January 1	$2,405,341	$7,101,084
Impairment losses	–	(4,695,743)
Carrying value - end of year	$2,405,341	$2,405,341

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to the Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of the Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of June 30, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $516,731 and a net carrying value of $610,682.

On February 20, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones. The total purchase price was determined to be $2,279,845. On March 31, 2025, the Company issued 755,407 shares of its common stock with an approximate fair value of $1,374,841 as the first tranche of equity consideration. The Company recorded a remaining contingent consideration liability of $605,004 for the remaining equity consideration. As of June 30, 2025, the contingent consideration liability was $0 recorded within other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2025. For the three and six months ended June 30, 2025, the Company recorded a gain (loss) on the change in fair value of contingent consideration in the amount of ($1,318,912) and ($1,154,528), respectively.

As of June 30, 2025, the total cost basis in the intangible asset purchased from Savitr is $2,279,845 with an accumulated amortization of $175,725 and a net carrying value of $2,104,120.

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

In exchange for the acquired assets, on behalf of AESO, the Company paid the Wizco Group, Inc. (i) 16,666,667 shares of Atlantic Energy Solutions, Inc. (“AESO”) common stock, and (ii) agreed to issue additional shares of AESO if the value of the stock consideration declines below a value of $250,000 after one year of the Closing Date (based on the 30-day VWAP at the end of the one-year period). Based on the trading price of AESO’s common stock on March 3, 2025, the fair value of the equity consideration transferred was determined to be $136,667. The Company recorded a derivative liability of $113,333 for the make-whole provision upon acquisition. The total purchase price was determined to be $250,000. As of March 31, 2025, AESO’s share price increased and the derivative liability had a value of $0. For the three and six months ended June 30, 2025, the Company recorded a loss on the change in fair value of the derivative liability in the amount of $130,741 and $17,408, respectively.

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

As of June 30, 2025, the total cost basis of intangible asset purchased from Wizco is $250,000 with an accumulated amortization of $16,473 and a net carrying value of $233,527.

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

The purchase price consisted of $100,000 in cash and $3,800,000, payable in the form of 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025. As of June 30, 2025, the intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $201,411 and a net carrying value of $3,698,589.

On June 3, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “NexGenAI APA” or the “Agreement”) with NexGenAI Holding Group, Inc., a Delaware corporation (“NexGenAI”), pursuant to which Nixxy agreed to acquire certain assets related to software development, generative AI systems, and associated intellectual property (the “Acquisition”). NexGenAI specializes in custom AI and machine learning solutions designed to improve operational efficiency and drive revenue across a variety of industry sectors. Pursuant to the APA, Nixxy acquired substantially all of NexGenAI’s assets related to its proprietary AI technology stack and software infrastructure.

The purchase price consisted of $2,250,000, payable in the form of restricted shares of the Company’s common stock, issued in four installments. The first installment, valued at $750,000, was satisfied through the issuance of 403,747 shares of common stock on June 5, 2025, based on the volume-weighted average price of the Company’s common stock over the ten consecutive trading days immediately preceding the Closing Date. The remaining $1,500,000 of the purchase price is scheduled to be issued in three equal installments of $500,000 each at three, six, and nine months following the Closing Date, based on the applicable ten-day volume-weighted average price prior to each issuance. The Company recorded a liability of $1,500,000 as stock consideration payable to reflect the value of the remaining future installments of restricted stock to be issued. This liability represents the full remaining purchase price as of June 30, 2025, and will be drawn down as each of the three scheduled $500,000 stock issuances are completed based on the applicable ten-day volume-weighted average price prior to each issuance.

As of June 30, 2025, the intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $34,521 and a net carrying value of $2,215,479.

Intangible assets are summarized as follows:

	June 30, 2025	December 31, 2024
Customer contracts	$8,093,787	$8,093,787
Software acquired	12,465,278	3,785,434
Licenses	2,854,379	2,854,378
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	23,779,797	15,099,952
Less accumulated amortization	(10,690,913)	(9,860,162)
Total	13,088,884	5,239,790
Less accumulated impairment	(3,863,305)	(3,863,305)
Carrying value	$9,225,579	$1,376,485

Amortization expense of intangible assets was $558,436 and $272,687 for the three months ended June 30, 2025, and 2024, respectively, related to the intangible assets acquired in business combinations. Amortization expense was $830,751 and $587,097 for the six months ended June 30, 2025 and 2024, respectively. Future amortization of intangible assets is expected to be approximately as follows: 2025, $1,279,128; 2026, $2,257,845; 2027, $1,774,098; 2028, $1,737,752; and thereafter, $2,176,756.

The Company performed its impairment test during 2022 using the market and income approach, and determined that the Company’s customer contracts, software acquired, internal use software developed, and domains were impaired by $3,838,424. The Company performed its impairment test during 2023 which resulted in no additional impairment. In 2024 the Company performed its impairment test during 2024 and determined that the domains connected to Parrut were fully impaired due to no intention of using such domains going forward and therefore recorded $24,881 of impairment expense.

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on consolidated statement of operations for the year ended December 31, 2024. As of June 30, 2025, and December 31, 2024, the outstanding balance on the promissory note with Parrut was $0 and $0, respectively.

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

In February 2023, we entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which we would make payments of principal and interest to Novo. Novo agreed we would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. We also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, we did not make payments due on the promissory note with Novo Group. As of June 30, 2025, and December 31, 2024, the outstanding balance on the promissory note with Novo Group was $1,198,617. The Novo Note was in default as of June 30, 2025, and remains in default as of the date of this filing.

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

As of June 30, 2025, and December 31, 2024, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

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

As of June 30, 2025, and December 31, 2024, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

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

On February 2, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Montage Amendment”), by and between the Company, its subsidiaries (Recruiter.com, Inc., Nixxy, LLC, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc., Recruiter.com Scouted, Inc., Recruiter.com Upsider, Inc., and Recruiter.com - OneWire, Inc.), and Montage, effective as December 18, 2022. The Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage to provide the Company with additional time to meet certain post-closing covenants.

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

As of June 30, 2025, and December 31, 2024, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other expense for the year ended December 31, 2024.

As of June 30, 2025, and December 31, 2024, the outstanding principal balance on the promissory notes payable totaled $1,198,617 and $1,198,617, respectively. As of June 30, 2025, all $1,198,617 is in default.

The status of the loans payable as of June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30, 2025	December 31, 2024
Promissory notes	$1,198,617	$1,198,617
Less: Unamortized debt discount or debt issuance costs	–	–
Less current portion	(1,198,617)	(1,198,617)
Non-current portion	$–	$–

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, Series D, par value $0.0001 per share.

The Company is authorized to issue 775,000 shares of Preferred Stock, Series E, par value $0.0001 per share.

The Company is authorized to issue 200,000 shares of Preferred Stock, Series F, par value $0.0001 per share.

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of June 30, 2025, and December 31, 2024, the Company had 0 and 0 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of June 30, 2025, and December 31, 2024, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2025, and December 31, 2024, the Company had 20,719,983 and 15,086,476 shares of common stock outstanding, respectively.

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

Shares issued in offering

On April 23, 2025, the Company entered into securities purchase agreements with an investor, pursuant to which the Company agreed to sell and issue an aggregate of 13,333 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $20,000. As of June 30, 2025, all 13,333 shares remained unissued.

On June 3, 2025, the Company entered into securities purchase agreements with an investor, pursuant to which the Company agreed to sell and issue an aggregate of 267,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $400,500.

On June 4, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 846,667 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $1,270,000.

On June 9, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 100,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $150,000. As of June 30, 2025, all 100,000 shares remained unissued.

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

As of June 30, 2025, the Company is obligated to issue Savitr an additional 940,926 shares of the Company’s common stock, valued at $1.87 per share, based on the Nasdaq Capital Market on the day that the Revenue Milestone was reached, or approximately $1.76 million. The Company expects to complete issuance of the remaining shares during the third quarter of fiscal year 2025, pending final administrative processing.

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

On June 3, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “NexGenAI APA” or the “Agreement”) with NexGenAI Holding Group, Inc., a Delaware corporation (“NexGenAI”), pursuant to which Nixxy agreed to acquire certain assets related to software development, generative AI, and machine learning systems, including associated intellectual property. NexGenAI specializes in developing custom AI solutions to enhance efficiency and drive revenue across various industries. Pursuant to the APA, Nixxy acquired substantially all of NexGenAI’s assets related to its proprietary technology stack and software infrastructure.

As consideration for the Acquisition, the Company agreed to issue $2,250,000 in shares of the Company’s common stock, to be paid in four installments. On June 5, 2025, the Company issued 403,747 shares of the Company’s common stock, valued at $1.86 per share, based on the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market over the ten consecutive trading days immediately preceding the Closing Date, to satisfy the first installment of $750,000. The remaining three installments of $500,000 each are scheduled to be issued at three-month intervals following the Closing Date, with the number of shares for each installment to be determined based on the applicable ten-day volume-weighted average price prior to each issuance.

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

On January 3, 2025, the Company agreed to grant 250,000 shares of fully vested common stock under the 2021 Plan to non-executive members of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 41,667 have vested during the six-months ended June 30, 2025, and 15,000 shares to the chairman of the Board which shall vest immediately. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $6.08 and in aggregate of $1,737,867.

On March 19, 2025, the Company agreed to grant 195,000 shares of fully vested common stock under the 2024 Plan to employees and agents of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.11 and in aggregate of $411,450. As of June 30, 2025, the Company has issued 395,000 of the agreed upon 445,000 shares. The Company expects to complete issuance of the remaining shares during the third quarter of fiscal year 2025, pending final administrative processing.

On April 7, 2025, the Board of Directors of the Company approved a Management Consulting Agreement (the “Agreement”) with Quantum PR OU (the “Consultant”), a strategic advisory and communications consulting firm. The Agreement became effective on April 8, 2025, and has a term of twelve (12) months, unless earlier terminated in accordance with its terms. Pursuant to the Agreement, the Consultant will provide the Company with strategic advisory services, including general promotional activities within the business and investment community, as well as guidance on financing initiatives and international business development. In consideration for the consulting services, On April 29, 2025, the Company issued 500,004 shares of its common stock to the Consultant in consideration for the consulting services for twelve months. The fair market value of the shares on the date of issuance was $1.63 per share, for an aggregate value of $815,007.

On April 22, 2025, the Company issued 10,000 shares of its common stock to a consultant of the Company that was previously accounted for under shares to be issued in a previous year.

On May 23, 2025, the Company issued 37,770 shares of its common stock to a consultant of the Company as a finder’s fee for facilitating the Savitr relationship on behalf of the Company. The fair market value of the shares on the date of issuance was $1.76 per share, for an aggregate value of $66,475. The issuance was made as compensation for services rendered.

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

Stock Options

There were no stock options granted during the three and six months ended June 30, 2025.

During the three months ended June 30, 2025, and 2024, we recorded $10,853 and $27,967 of compensation expense, respectively, related to stock options.

During the six months ended June 30, 2025, and 2024, we recorded $22,073 and $72,214 of compensation expense, respectively, related to stock options.

A summary of the status of the Company’s stock options as of June 30, 2025, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	13,937	$27.81	1.86	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(617)	29.73	1.13	–
Outstanding at March 31, 2025	13,320	$27.72	1.63	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(1,413)	22.64	3.13	–
Outstanding at June 30, 2025	11,907	28.69	1.33	–
Exercisable at June 30, 2025	9,986	$31.57	1.29	$–

As of June 30, 2025, there was approximately $32,662 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of four years, as follows: 2025, $17,064; 2026, $13,930; 2027, $1,318; and thereafter $351. The intrinsic value of options outstanding is $0 at June 30, 2025, and the intrinsic value of options exercisable is $0 at June 30, 2025.

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

Warrant activity for the three and six months ended June 30, 2025, is as follows:

Weighted
Average
Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2024	342,827	$5.08
Issued	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at March 31, 2025	342,827	$5.08
Issued	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at June 30, 2025	342,827	$5.08

All warrants are exercisable at June 30, 2025. The weighted average remaining life of the warrants is 0.99 years at June 30, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is pursuing a collections matter against BKR Strategy Group related to unpaid invoices and a $500,000 promissory note executed on November 30, 2021. Following non-payment, the Company filed two lawsuits on February 18, 2022, totaling $1.4 million. BKR filed a $500,000 counterclaim alleging overbilling, which the Company disputes and intends to defend. On June 21, 2022, the Supreme Court of New York ruled in favor of the Company, awarding $500,000 plus 12% interest. The Company plans to drop the second lawsuit. No accrual has been made, as the outcome of the counterclaim remains uncertain.

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

On April 1, 2024, the Company became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. (“CAB”), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB’s complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB’s assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

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

Regal Nutra, LLC and Dauntless Media, LLC have initiated arbitration through JAMS (Judicial Arbitration and Mediation Services) in New York against Nixxy, Inc. (formerly Recruiter.com Group, Inc.) and others, alleging breach of contract and fraud related to a series of business agreements. Nixxy has filed a formal objection to jurisdiction, asserting it was never a party to the contracts at issue, has no relationship with the claimants, and did not agree to arbitration. The arbitration stems from alleged conduct involving other corporate entities and individuals, and Nixxy is seeking dismissal from the proceeding with prejudice. At this stage, the Company cannot predict the outcome or estimate potential loss, if any.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 and $9,360 for the three months ended June 30, 2025, and 2024, respectively, and $0 and $18,938 for the six months ended June 30, 2025 and 2024, respectively. These expenses are included in product development expense in our consolidated statements of operations.

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of June 30, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $516,731 and a net carrying value of $610,682.

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. Expenses to this firm were $0 for the three months ended June 30, 2025, and 2024, and $150,666 and $0 for the six months ended June 30, 2025 and 2024, respectively. These expenses are included in sales and marketing expenses in our consolidated statements of operations.

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended June 30, 2025
	Nixxy	Auralink
REVENUE
Revenue	$102,380	$13,362,796

OPERATING EXPENSES
Cost of revenue	–	13,351,355
Sales and marketing	11,701	–
Product development	24,633	–
Amortization of intangibles	214,923	343,513
General and administrative	1,711,895	533,936
Total operating expenses	1,963,152	14,228,804

LOSS FROM OPERATIONS	$(1,860,772)	$(866,008)

	Six Months Ended June 30, 2025
	Nixxy	Auralink
REVENUE
Revenue	$236,923	$14,625,151

OPERATING EXPENSES
Cost of revenue	(868)	14,613,710
Sales and marketing	706,187	–
Product development	42,617	–
Amortization of intangibles	419,094	411,657
General and administrative	5,313,195	859,532
Total operating expenses	6,480,225	15,884,899

LOSS FROM OPERATIONS	$(6,243,302)	$(1,259,748)

	Three Months Ended June 30, 2024
	Nixxy	Auralink
REVENUE
Revenue	$133,101	$–

OPERATING EXPENSES
Cost of revenue	–	–
Sales and marketing	39,773	–
Product development	5,320	–
Amortization of intangibles	272,687	–
General and administrative	798,510	–
Total operating expenses	1,116,290	–

LOSS FROM OPERATIONS	$(983,189)	$–

	Six Months Ended June 30, 2024
	Nixxy	Auralink
REVENUE
Revenue	$355,658	$–

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	3,029	–
Sales and marketing	92,519	–
Product development	17,257	–
Amortization of intangibles	587,097	–
General and administrative	1,692,250	–
Total operating expenses	2,392,152	–

LOSS FROM OPERATIONS	$(2,036,494)	$–

Assets are not allocated to segments for internal reporting presentations. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, excluding financial instruments and tax assets, were as follows:

	As of June 30, 2025
	Nixxy	Auralink
ASSETS
Property and equipment, net	$479	$–
Intangible assets, net	1,207,391	8,018,188
Goodwill	2,405,341	–
	$3,613,211	$8,018,188

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2025, the date the financial statements were available to be issued. Based on this evaluation, the following events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended June 30, 2025:

On July 29, 2025, the Company filed a registration statement on Form S-3 to register the resale of up to 380,333 shares of its common stock (the “Resale Shares”). The Resale Shares were previously issued in a private placement transaction. The registration of these shares does not result in any proceeds to the Company. The selling stockholders may sell the Resale Shares from time to time through various methods, including underwriters, broker-dealers, or agents.

On August 1, 2025, the company entered into a new contract with the CEO which increased the monthly compensation to the CEO from $10,000 to $15,000 ( an annual rate of $180,000).

On August 12, 2025, the Company acquired the EDGE data center assets of Everythink Innovations Limited, (“EIL”) a telecom and edge infrastructure provider with existing operations in Freemont, CA and Vancouver, Canada. In exchange, the Company will issue EIL 2,000,000 restricted shares of its common stock, and will pay an additional $150,000 upon certain conditions being met. The total transaction was valued at $3,650,000.

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

We have eight subsidiaries, Recruiter.com, Inc., Nixxy, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”), and Auralink AI, Inc. (“Auralink”). Additionally, the Company owns a controlling interest in Atlantic Energy Solutions, Inc., a Colorado company that is traded on the OTC Markets (OTC: AESO).

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

Quarter Overview

In the second quarter of 2025, the period ending June 30, 2025, the Company continued to concentrate on finalizing its strategic transactions critical to its evolution. The Company is in a period of profound change after significantly reducing its operating footprint to focus primarily on strategic financial matters. The Company also continued preparing for its planned spin-out transaction of certain operating assets to its Atlantic Energy Solutions subsidiary, which is currently being renamed CognoGroup, a Nevada Corporation (“CognoGroup”). CognoGroup is planned to hold the current recruitment-related technology assets, including Mediabistro, a job board for the media industry, as well as other assets and projects of the Company, such as its AI-enabled CandidatePitch software and RecruitingClasses.com.

Product development efforts were limited to continued improvements to Mediabistro and its underlying job board technology, as well as technical projects related to the expected sale of Recruiter.com.

Our key highlights for the three months ending June 30, include the following:

Key Highlights:

•	On April 8, 2025, Nixxy, Inc. (the “Company”) appointed Ashissh Raichura as a member of the Company’s Board of Directors (the “Board”). As compensation for his appointment as a member of the Board, Mr. Raichura was granted (a) 50,000 shares of restricted common stock under the Company’s 2024 Equity Incentive Plan (the “Plan”) (the “Initial Shares”); (b) for each year following the current year that Mr. Raichura continues to be a member of the Board, either 50,000 shares of restricted common stock or 50,000 non-statutory options under the Plan, which options shall have a cashless exercise provision and shall expire 36 months from the date of his appointment (the “Subsequent Shares”, and together with the Initial Shares, the “Raichura Shares”); and (c) a quarterly payment of $7,500.

•	Effective as of May 7, 2025, Nixxy, Inc. (the “Company”) appointed Mike Schmidt as Chief Executive Officer of the Company pursuant to an employment agreement entered into on the same date. Miles Jennings, the Company’s Interim Chief Executive Officer, shall continue with the Company and assist with Mr. Schmidt’s transition. Mr. Jennings shall continue to serve as a director of the Company, President of one of the Company’s wholly-owned subsidiaries, and CEO of Atlantic Energy Solutions, a majority-owned subsidiary of the Company. In connection with Mr. Schmidt’s appointment as the full-time Chief Executive Officer of the Company, effective as of May 7, 2025 (the “Effective Date”), the Company entered into a new employment agreement with Mr. Schmidt (the “Employment Agreement”). The term of the Employment Agreement is for twelve months from the Effective Date at a monthly salary of $10,000. Pursuant to the Employment Agreement, Mr. Schmidt is eligible to receive equity compensation in the amount of one hundred thousand (100,000) Restricted Stock Units (the "RSUs"), subject to approval of the board of directors of the Company. In the event of a Company Change of Control (as defined in the Employment Agreement), if Mr. Schmidt remains employed by the Company through the date of such Company Change of Control, 100% of then unvested Company RSUs shall vest in full effective immediately prior to such event.

42

•

On June 3, 2025 (the “Closing Date”), Nixxy, Inc. (the “Company” or “Nixxy”) entered into an Asset Purchase Agreement (the “APA”) with NexGenAI Holding Group, Inc., a Delaware corporation (“NexGenAI”), pursuant to which Nixxy agreed to acquire certain assets related to NexGenAI’s technology stack and AI systems, including associated intellectual property (the “Acquisition”).

NexGenAI specializes in generative AI and machine learning applications, with a focus on building custom solutions to boost revenue and improve efficiency across various sectors. Pursuant to the APA, Nixxy acquired substantially all of NexGenAI’s assets related to software development and its technology stack.

As consideration for the Acquisition, Nixxy agreed to pay NexGenAI $2,250,000 (the “Purchase Price”), payable in restricted shares of Nixxy’s common stock, par value $0.0001 (“Common Stock”). The Shares will be issued to NexGenAI in four (4) installments: (i) $750,000 worth of Shares shall be issued within two business days of the Closing Date, based on the volume-weighted average price of Common Stock traded on the Nasdaq Stock Exchange over the ten (10) consecutive trading days (the “10-Day VWAP”) immediately preceding the Closing Date; (ii) $500,000 hares shall be issued three (3) months after the Closing Date, based on the 10-Day VWAP immediately preceding such date; (iii) $500,000 worth of Shares shall be issued six (6) months after the Closing Date, based on the 10-Day VWAP immediately preceding such date; and (iv) $500,000 worth of Shares shall be issued nine (9) months after the Closing Date, based on the 10-Day VWAP immediately preceding such date.

•	On June 4, 2025, the Company today announced the pricing of a registered direct offering for the sale and issuance of up to 846,667 shares of the Company's common stock, par value $0.0001 per share (the “Shares”) at a price per share of $1.50 (the “Offering”). There were no placement agent fees or offering expenses payable by the Company in connection with the Offering.

Amendment to Employment Agreement

Effective August 1, 2025, the Company amended the terms of that certain Executive Employment Agreement, originally dated May 7, 2025 by and between the Company and Mike Schmidt in order to modify Mr. Schmidt’s compensation structure (the “Amendment”). Pursuant to the Amendment, Mr. Schmidt’s base salary was increased to $180,000 per year. Mr. Schmidt is also eligible to receive an annual bonus of $45,000 for the year ended December 31, 2025, contingent upon the Company’s achievement of certain milestones set by the Board (the “Milestones”).

Mr. Schmidt will also be granted restricted stock units (“RSUs”). One hundred and fifty thousand (150,000) RSUs shall vest over a period of four years in equal monthly installments and an additional two hundred and ten thousand (210,000) RSUs shall vest upon the achievement of certain shareholder-friendly milestones to be determined by the Board. The RSUs shall vest subject to Mr. Schmidt’s continued employment with the Company.

The foregoing is a summary of the material terms of the Amendment and does not purport to be a complete statement of the rights, obligations, or provisions contained therein. This summary is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024:

Revenue

We had revenue of $13.5 million for the three-month period ended June 30, 2025, as compared to $0.1 million for the three-month period ended June 30, 2024, representing an increase of $13.3 million or 10016%. The increase resulted primarily due to the increase in telecommunication services of $13.4 million.

Cost of Revenue

Cost of revenue was $13.5 million for the three-month period ended June 30, 2025, compared to $0 for the corresponding three-month period in 2024, representing an increase of $13.5 million. This increase resulted primarily from the increase in revenue generating operations during the quarter.

Operating Expenses

We had total operating expenses of $16.2 million for the three-month period ended June 30, 2025, compared to $1.1 million for the corresponding three-month period in 2024, an increase of $15.1 million or 1351%. This increase was due to increases in general and administrative, amortization of intangibles, and cost of revenue of $1.5 million, $0.3 million, and $13.4 million respectively.

Sales and Marketing

Our sales and marketing expense for the three-month period ended June 30, 2025, was $12 thousand compared to $40 thousand for the corresponding three-month period in 2024, a decrease of $28 thousand, which reflects the decrease in marketing ventures related to the marketplace solutions revenue stream.

Product Development

Our product development expense for the three-months ended June 30, 2025, increased to $27 thousand from $5 thousand for the corresponding period in 2024 due to an increase in hosting and data expense.

Amortization of Intangibles

For the three-month period ended June 30, 2025, we incurred a non-cash amortization charge of $558 thousand as compared to $273 thousand for the corresponding period in 2024. The amortization expense in 2025 and 2024 relates to the intangible assets acquired from Genesys (now our Nixxy, LLC division), Scouted, Upsider, OneWire, Parrut Novo Group, GOLQ, Aqua Software, Wizco, Savitr Tech, and NexGenAI.

General and Administrative

General and administrative expense for the three-month period ended June 30, 2025, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended June 30, 2025, our general and administrative expenses were $2.2 million, including $1.1 million of non-cash stock-based compensation. In 2024, for the corresponding period, our general and administrative expenses were $0.8 million, including $28 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2025, was expense of $1.5 million compared to expense of $32 thousand in the corresponding 2024 period. Loss on change in fair value of contingent consideration of $1.3 million was the primary driver in the increase.

Net Loss

For the three-months ended June 30, 2025, we had a net loss from continuing operations of $4.3 million compared to a net loss of $1.0 million during the corresponding three-month period in 2024.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024:

Revenue

We had revenue of $14.9 million for the six-month period ended June 30, 2025, as compared to $0.4 million for the six-month period ended June 30, 2024, representing an increase of $14.5 million or 4079%. The increase resulted primarily due to the increase in telecommunication services of $14.6 million.

Cost of Revenue

Cost of revenue was $14.6 million for the six-month period ended June 30, 2025, compared to $3 thousand for the corresponding six-month period in 2024, representing an increase of $14.6 million. This increase resulted primarily from the increase in revenue generating operations during the quarter.

Operating Expenses

We had total operating expenses of $22.4 million for the six-month period ended June 30, 2025, compared to $2.4 million for the corresponding six-month period in 2024, an increase of $20.0 million or 835%. This increase was due to increases in general and administrative, sales and marketing, and cost of revenue of $4.5 million, $0.6 million, and $14.6 million respectively.

Sales and Marketing

Our sales and marketing expense for the six-month period ended June 30, 2025, was $0.7 million compared to $93 thousand for the corresponding six-month period in 2024, an increase of $0.6 million, which reflects the increase in revenue generating activities.

Product Development

Our product development expense for the six-months ended June 30, 2025, increased to $43 thousand from $17 thousand for the corresponding period in 2024 due to an increase in hosting and data expense.

Amortization of Intangibles

For the six-month period ended June 30, 2025, we incurred a non-cash amortization charge of $831 thousand as compared to $587 thousand for the corresponding period in 2024. The amortization expense in 2025 and 2024 relates to the intangible assets acquired from Genesys (now our Nixxy, LLC division), Scouted, Upsider, OneWire, Parrut Novo Group, GOLQ, Aqua Software, Wizco, Savitr Tech, and NexGenAI.

General and Administrative

General and administrative expense for the six-month period ended June 30, 2025, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the six-month period ended June 30, 2025, our general and administrative expenses were $6.2 million, including $3.3 million of non-cash stock-based compensation. In 2024, for the corresponding period, our general and administrative expenses were $1.7 million, including $328 thousand of non-cash stock-based compensation.

Other Income (Expense)

Other income (expense) for the six-month period ended June 30, 2025, was expense of $1.3 million compared to income of $243 thousand in the corresponding 2024 period. Loss on change in fair value of contingent consideration of $1.2 million was the primary driver in the increase.

Net Loss

For the six-months ended June 30, 2025, we had a net loss from continuing operations of $8.8 million compared to a net loss of $1.8 million during the corresponding six-month period in 2024.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,
	2025	2024
Net Income (loss)	$(4,167,429)	$(1,015,272)
Interest expense and finance cost, net	35,959	152,468
Depreciation & amortization	561,116	281,528
EBITDA (loss)	(3,570,354)	(581,276)
Bad debt (recovery) expense	7,130	(20,733)
Credit loss (recovery) expense	–	–
Gain on Settlement of Payables	–	–
Stock-based compensation	1,073,670	27,967
Gain on debt extinguishment	–	–
Adjusted EBITDA (Loss)	$(2,489,554)	$(574,042)

	Six Months Ended June 30,
	2025	2024
Net Income (loss)	$(8,726,187)	$(1,793,699)
Interest expense and finance cost, net	73,793	518,321
Depreciation & amortization	838,972	602,195
EBITDA (loss)	(7,813,422)	(673,183)
Bad debt (recovery) expense	11,100	(69,641)
Credit loss (recovery) expense	–	–
Gain on Settlement of Payables	–	–
Stock-based compensation	3,288,875	327,814
Gain on debt extinguishment	–	579,977
Adjusted EBITDA (Loss)	$(4,513,447)	$164,967

Liquidity and Capital Resources

For the six months ended June 30, 2025, net cash used in operating activities was $3.0 million, compared to net cash used in operating activities of $1.2 million for the corresponding six-month period in 2024. For the six months ended June 30, 2025, net loss was $8.8 million. Net loss includes non-cash items of depreciation and amortization expense of $839 thousand, bad debt expense of $11 thousand, stock-based compensation expense of $3.3 million, loss on fair value of warrant liability of $7 thousand, loss on fair value of contingent consideration of $1.2 million, loss on fair value of derivative liability of $17 thousand, and loss on fair value of marketable securities of $44 thousand. Net cash used in operation activities also includes an increase in accounts receivable of $412 thousand, a decrease in prepaid expenses and other current assets of $312 thousand, and an increase in accounts payable and accrued liabilities of $507 thousand.

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

For the six months ended June 30, 2025, net cash used in investing activities was $0.4 million. The principal factor was purchase of intangible assets of $0.4 million. The Company received $0.3 million for the six months ended June 30, 2024 from the sale of assets.

For the six months ended June 30, 2025, net cash provided by financing activities was $1.8 million. The principal factor was $1.8 million of cash received from issuance of common stock.

For the six months ended June 30, 2024, net cash provided by financing activities was $233 thousand. The principal factor was $481 thousand of cash received from a fundraising event in which the Company agreed to sell 481,000 shares of their common stock. This cash proceed was partially offset by $258 thousand in repayments of notes payable in the period.

Based on cash on hand as of June 30, 2025, of approximately $0.9 million, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2025, we recorded a net loss of $8.8 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

Our principal executive officer and principal financial officer, with the assistance of management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, they concluded that disclosure controls and procedures were not fully effective due to previously identified material weaknesses in internal control over financial reporting.

However, during the second quarter of 2025, the Company initiated and implemented key remediation measures designed to strengthen internal controls, improve oversight, and enhance financial reporting processes. Management believes these actions represent substantial progress toward remediation and is actively monitoring the effectiveness of the updated controls.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. These controls are designed to provide reasonable assurance regarding the reliability of financial reporting and compliance with GAAP.

As of June 30, 2025, management assessed the Company’s internal control over financial reporting under the COSO 2013 framework. Based on this assessment, the Company concluded that internal control over financial reporting was not fully effective due to the material weaknesses identified in prior periods, including:

•	Limited accounting personnel resulting in insufficient segregation of duties, and
•	Gaps in technical accounting expertise for complex transactions.

Remediation Actions Taken:

•	Engaged an experienced consultant to support SEC reporting and GAAP compliance,
•	Strengthened internal review procedures and monthly closing processes,
•	Improved segregation of duties and workflow documentation.

While these actions have materially enhanced the Company’s internal controls, management will continue to monitor their consistent application. As such, the material weaknesses are considered ongoing as of this reporting date but are expected to be fully remediated in the near term.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is pursuing a collections matter against BKR Strategy Group related to unpaid invoices and a $500,000 promissory note executed on November 30, 2021. Following non-payment, the Company filed two lawsuits on February 18, 2022, totaling $1.4 million. BKR filed a $500,000 counterclaim alleging overbilling, which the Company disputes and intends to defend. On June 21, 2022, the Supreme Court of New York ruled in favor of the Company, awarding $500,000 plus 12% interest. The Company plans to drop the second lawsuit. No accrual has been made, as the outcome of the counterclaim remains uncertain.

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

On April 1, 2024, the Company became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB’s complaint, filed on March 13, 2024, alleges that the Company failed to fulfill payment obligations under contracts with CAB’s assignor, totaling approximately $213,899.94. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

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

Regal Nutra, LLC and Dauntless Media, LLC have initiated arbitration through JAMS in New York against Nixxy, Inc. (formerly Recruiter.com Group, Inc.) and others, alleging breach of contract and fraud related to a series of business agreements. Nixxy has filed a formal objection to jurisdiction, asserting it was never a party to the contracts at issue, has no relationship with the claimants, and did not agree to arbitration. The arbitration stems from alleged conduct involving other corporate entities and individuals, and Nixxy is seeking dismissal from the proceeding with prejudice. At this stage, the Company cannot predict the outcome or estimate potential loss, if any.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On June 5, 2025, Miles Jennings, Managing Director of the Company’s subsidiary Nixxy, LLC and CEO of Atlantic Energy Solutions, Inc., adopted a trading plan intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 66,380 shares of the Company’s common stock and is scheduled to expire on December 31, 2025. In accordance with SEC rules, trading under the plan may not begin until the completion of the mandatory 90-day cooling-off period.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Filing Date	Number	Furnished Herewith

3.1	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	10/1/24	3.1
3.2	Bylaws, as amended	8-K	10/1/24	3.2
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/12/24	3.1(e)
10.1	Amendment to Employment Agreement, dated August 12, 2025, between Nixxy, Inc. and Mike Schmidt				Filed
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
104	The cover page for Nixxy, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: August 13, 2025	By:	/s/ Mike Schmidt
Mike Schmidt
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Adam Yang
Adam Yang
Chief Financial Officer (Principal Financial and Accounting Officer)

