Form 10-Q
period 2025-09-30
Nixxy, Inc.
filed 2025-11-13
CIK 1462223

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of October 23, 2025, the number of shares of the registrant’s common stock outstanding was 24,875,578.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$122,496	$2,532,990
Accounts receivable, net of allowance for doubtful accounts of $844,496 and $863,747, respectively	1,047,956	32,205
Prepaid expenses and other current assets	69,661	459,292
Investment in Marketable Securities	30,907	142,275
Total current assets	1,271,020	3,166,762

Property and equipment, net of accumulated depreciation of $79,940 and $66,387, respectively	106	8,700
Intangible assets, net	12,407,447	1,376,485
Goodwill	2,405,341	2,405,341
Total assets	$16,083,914	$6,957,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,112,039	$1,141,978
Accrued expenses	1,044,818	771,399
Accrued compensation	118,097	122,995
Accrued interest	–	253,711
Stock consideration payable	1,000,000	–
Other liabilities	17,333	17,333
Loans payable - current portion, net of discount	–	1,198,617
Line of credit payable	200,000	–
Refundable deposit on preferred stock purchase	285,000	285,000
Derivative liability	131,013	–
Warrant liability	492,044	490,541
Contract liability	86,192	95,396
Total current liabilities	5,486,536	4,376,970

Total liabilities	5,486,536	4,376,970
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, Series D, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series E, $0.0001 par value; 775,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	–	–
Preferred stock, Series F, $0.0001 par value; 200,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 200,000,000 shares authorized; 24,875,578 and 15,086,476 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	2,489	1,509
Common Stock to be issued, 296,070 and 506,625 shares as of September 30, 2025, and December 31, 2024, respectively	30	49
Additional paid-in capital	120,301,829	101,591,471
Accumulated deficit	(109,901,861)	(99,012,711)
Total Nixxy stockholders’ equity	10,402,487	2,580,318
Noncontrolling interest	194,891	–
Total stockholders’ equity	10,597,378	2,580,318
Total liabilities and stockholders’ equity	$16,083,914	$6,957,288

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2025 and 2024

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
REVENUE
Revenue	$31,914,932	$135,886	$46,777,006	$491,544

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	31,811,889	–	46,424,731	3,029
Sales and marketing	56,302	14,854	762,489	107,373
Product development	185,930	14,981	228,547	32,238
Amortization of intangibles	748,132	235,640	1,578,883	822,737
General and administrative	1,275,128	5,363,706	7,447,855	7,055,956
Total operating expenses	34,077,381	5,629,181	56,442,505	8,021,333

LOSS FROM CONTINUING OPERATIONS	(2,162,449)	(5,493,295)	(9,665,499)	(7,529,789)

OTHER INCOME (EXPENSES)
Interest expense	(37,958)	(104,933)	(111,751)	(623,254)
Loss on fair value of marketable securities	(67,582)	(104,705)	(111,368)	(246,532)
Other income (expense)	66,826	352	67,402	5,698
Change in fair value of warrant liability	5,450	5,135	(1,503)	72,755
Change in fair value of contingent consideration	–	–	(1,154,528)	–
Change in fair value of derivative liability	(272)	–	(17,680)	–
Impairment expense	–	(24,881)	–	(24,881)
Gain on assets sale	–	1,513,430	–	1,763,430
(Loss) on debt extinguishment	–	(9,101,126)	–	(8,521,149)
Total other income (expenses)	(33,536)	(7,816,728)	(1,329,428)	(7,573,933)

Loss from continuing operations before income taxes	(2,195,985)	(13,310,023)	(10,994,927)	(15,103,722)
Provision for income taxes	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	(2,195,985)	(13,310,023)	(10,994,927)	(15,103,722)

Net loss attributable to noncontrolling interests	33,022	–	105,777	–
NET LOSS ATTRIBUTABLE TO NIXXY, INC.	$(2,162,963)	$(13,310,023)	$(10,889,150)	$(15,103,722)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,162,963)	$(13,310,023)	$(10,889,150)	$(15,103,722)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(2.66)	$(0.59)	$(4.59)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(2.66)	$(0.58)	$(4.59)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	21,590,783	5,001,209	18,750,826	3,289,330

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Nine Months Ended September 30, 2025, and 2024

(Unaudited)

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	–	$–	15,086,476	$1,509	506,625	$49	$101,591,471	$(99,012,711)	$–	$2,580,318
Stock based compensation – Options	–	–	–	–	–	–	11,220	–	–	11,220
Stock based compensation – Stock	–	–	–	–	480,833	49	2,149,269	–	54,667	2,203,985
Issuance of common stock upon settlement of debt	–	–	300,000	30	(300,000)	(30)	–	–	–	–
Issuance of common stock for services	–	–	30,000	3	(30,000)	(3)	–	–	–	–
Issuance of common stock for intangible assets	–	–	2,843,319	285	–	–	5,174,556	–	136,667	5,311,508
Net Loss	–	–	–	–	–	–	–	(4,558,758)	16,595	(4,542,163)
Balance as of March 31, 2025	–	$–	18,259,795	$1,827	657,458	$65	$108,926,516	$(103,571,469)	$207,929	$5,564,868

Stock based compensation – Options	–	–	–	–	–	–	10,853	–	–	10,853
Stock based compensation – Stock	–	–	395,000	40	(374,166)	(37)	126,665	–	54,667	181,335
Issuance of common stock for services	–	–	547,774	55	(10,000)	(1)	881,428	–	–	881,482
Proceeds from sale of common stock in offering	–	–	1,113,667	112	113,333	11	1,840,377	–	–	1,840,500
Issuance of common stock for intangible assets	–	–	403,747	40	940,926	94	2,509,398	–	–	2,509,532
Net Loss	–	–	–	–	–	–	–	(4,167,429)	(89,350)	(4,256,779)
Balance as of June 30, 2025	–	$–	20,719,983	$2,074	1,327,551	$132	$114,295,237	$(107,738,898)	$173,246	$6,731,791
Stock based compensation – Options	–	–	–	–	–	–	10,853	–	–	10,853
Stock based compensation – Stock	–	–	–	–	20,833	2	126,664	–	54,667	181,333
Issuance of common stock for intangible assets	–	–	3,245,774	324	(940,926)	(94)	4,279,770	–	–	4,280,000
Issuance of common stock upon conversion of debt	–	–	746,488	75	1,945	1	1,496,810	–	–	1,496,886
Issuance of common stock in settlement of consulting contract	–	–	50,000	5	–	–	92,495	–	–	92,500
Issuance of common stock in private offering	–	–	113,333	11	(113,333)	(11)	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(2,162,963)	(33,022)	(2,195,985)
Balance as of September 30, 2025	–	$–	24,875,578	$2,489	296,070	$30	120,301,829	$(109,901,861)	$194,891	$10,597,378

	Preferred Stock Series E		Common stock		Common stock to be issued		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$9	1,433,903	$143	–	$–	$77,348,939	$(76,419,083)	$930,008
Stock based compensation - Options	–	–	–	–	–	–	44,247	–	44,247
Common stock issued for services	–	–	180,000	18	–	–	255,582	–	255,600
Conversion of Preferred stock, Series E to Common stock	(86,000)	(9)	28,667	3	–	–	6	–	–
Common stock issued in connection with purchase of intangible assets	–	–	392,155	39	–	–	647,016	–	647,055
Warrants issued in connection with purchase of intangible assets	–	–	–	–	–	–	480,358	–	480,358
Issuance of common stock upon conversion of promissory note	–	–	168,414	17	–	–	273,656	–	273,673
Issuance of common stock upon conversion of promissory notes	–	–	286,001	29	–	–	523,351	–	523,380
Common stock issued upon exercise of warrants	–	–	213,186	21	–	–	592,036	–	592,057
Net loss	–	–	–	–	–	–	–	(778,427)	(778,427)
Balance as of March 31, 2024	–	$–	2,702,326	$270	–	$–	$80,165,191	$(77,197,510)	$2,967,951
Stock based compensation - Options	–	–	–	–	–	–	27,967	–	27,967
Common stock issued as investment	–	–	481,000	48	–	–	480,952	–	481,000
Issuance of common stock upon settlement	–	–	89,256	9	–	–	152,620	–	152,629
Net loss	–	–	–	–	–	–	–	(1,015,272)	(1,015,272)
Balance as of June 30, 2024	–	$–	3,272,582	$327	–	$–	$80,826,730	$(78,212,782)	$2,614,275
Stock based compensation - Options	–	–	–	–	–	–	27,954	–	27,954
Stock based compensation - Stock	–	–	530,374	53	–	–	1,111,845	–	1,111,898
Issuance of common stock upon settlement of debt	–	–	4,859,178	486	1,219,391	122	11,029,039	–	11,029,647
Proceeds from sale of common stock	–	–	1,749,975	175	–	–	1,749,800	–	1,749,975
Issuance of common stock for services	–	–	1,772,000	177	140,000	14	3,608,309	–	3,608,500
Net Loss	–	–	–	–	–	–	–	(13,310,023)	(13,310,023)
Balance as of September 30, 2024	–	$–	12,184,109	$1,218	1,359,391	$136	$98,353,677	$(91,522,805)	$6,832,226

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2025, and 2024

(Unaudited)

	Nine Months Ended
	September 30	September 30
	2025	2024
Cash Flows From Operating Activities
Net loss	$(10,994,927)	$(15,103,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,587,477	844,091
Equity based compensation expense	3,573,562	5,076,167
Gain or loss on fair value of marketable securities	111,368	246,532
Change in fair value of warrant liability	1,503	(72,755)
Change in fair value of contingent consideration	1,154,528	–
Change in fair value of derivative liability	17,680	–
Bad debt (recovery) expense	6,874	(85,535)
Impairment expense	–	24,881
Loss on shares issued in settlement of consulting agreement	–	152,629
Loss on debt settlement	–	8,521,149
(Gain) on assets sale	–	(1,763,430)
Amortization of debt discount and debt costs	–	177,072
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,022,625)	451,844
Decrease in prepaid expenses and other current assets	389,631	99,101
Increase (decrease) in accounts payable and accrued liabilities	1,133,139	(230,885)
(Decrease) in deferred revenue	(9,204)	(44,431)
Net cash (used) in operating activities	(4,050,994)	(1,707,292)

Cash Flows From Investing Activities:
Purchase of intangible assets	(400,000)	–
Proceeds from sale of assets	–	1,763,430
Net cash (used in) provided by investing activities	(400,000)	1,763,430

Cash Flows From Financing Activities:
Proceeds from sale of common stock in offering	1,840,500	2,230,975
Proceeds from line of credit payable	200,000	–
Payments of promissory notes	–	(592,057)
Repayments of notes	–	(1,071,552)
Gross proceeds from exercise of warrants	–	592,057
Net cash provided by financing activities	2,040,500	1,159,423

Net decrease in cash	(2,410,494)	1,215,561
Cash, beginning of period	2,532,990	1,008,408

Cash, end of period	$122,496	$2,223,969

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$–	$150,461
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon purchase of intangible assets	$11,209,845	$647,055
Stock to be issued for fixed consideration	$1,000,000	$–
Issuance of common stock upon debt conversion	$1,496,886	$–
Warrants issued in connection with purchase of intangible assets	$–	$480,358
Issuance of common stock issued upon conversion of note payable	$–	$273,673
Issuance of common stock from conversion of Preferred stock, Series E	$–	$9
Issuance of common stock upon exercise of warrants and conversion of debt	$–	$1,115,437
Issuance of common stock for debt settlements	$–	$11,029,647

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

September 30, 2025

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Nixxy, Inc. (the “Company”), formerly known as Recruiter.com Group, Inc., is a Nevada corporation headquartered in New York, New York. The Company operates as a holding company with the following wholly-owned subsidiaries: Recruiter.com, Inc., Nixxy, LLC, Recruiter.com Consulting, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Auralink AI, Inc. (“Auralink”). Unless otherwise indicated, references to the “Company,” “we,” “us,” or “our” refer to Nixxy, Inc. and its consolidated subsidiaries.

On September 27, 2024, the Company filed with the Secretary of the State of Nevada a Certificate of Amendment to the Articles of Incorporation to change the legal name of the Company from Recruiter.com Group, Inc. to Nixxy, Inc.

Significant Transactions

CognoGroup (formerly Atlantic Energy Solutions, Inc.)

On July 25, 2023, the Company acquired a shell company, Atlantic Energy Solutions, Inc. (“AESO”), which is a dormant entity quoted on OTC Pink Markets under the symbol AESO, in which the Company acquired a controlling and majority equity interest through purchasing 1,000,000 preferred convertible shares providing voting control of Atlantic Energy Solutions, Inc. for $80,000. The transaction was accounted for as a recapitalization due to the intent of the company to spin out the shell to the shareholders of Recruiter.com Group, Inc. and continue certain operations of Recruiter.com, Inc. in AESO now renamed CognoGroup, Inc. (“CognoGroup”, OTC symbol “CGNO”).

On February 13, 2024, the Board of Directors authorized a series of corporate actions to facilitate the spin-out of CGNO, including the transfer of assets and liabilities among subsidiaries, the renaming of Nixxy, Inc. to CognoGroup, LLC, and the reorganization of Nixxy, LLC as a subsidiary of AESO. The Board also authorized management to take steps necessary to change the name and stock symbol of Recruiter.com Group, Inc. to reflect its new purpose.

GoLogiq Tech License

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

Job Mobz Asset Sale

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

Savitr Asset Acquisition

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

Wizco Group Acquisition

On March 3, 2025, CGNO, and Wizco Group, Inc entered into an asset purchase agreement. As consideration for the Acquisition, CGNO is obligated to issue 16,666,667 shares of its common stock, par value $0.0001 per share (“Common Stock”), to Wizco’s stockholders, subject to downside protection provisions as set forth in the agreement. Additionally, CGNO is required to issue 10,000,000 shares of Common Stock to each of the two founders of Wizco pursuant to an advisory services agreement (See Note 5). The Common Stock to be issued as Advisory Fees will be subject to a structured vesting schedule, whereby 3,333,333 shares of Common Stock vest immediately upon issuance, and the remaining 6,666,667 shares of Common Stock will vest in four equal quarterly installments over the subsequent 12 months.

Aqua Asset Acquisition

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

NexGenAI Asset Acquisition

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

Everythink Asset Acquisition

On August 12, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Everythink APA” or the “Agreement”) with Everythink Innovation Limited (“Everythink”), a private company specializing in EDGE data center technologies and AI software development, with a focus on AI integration, wholesale long-distance interconnections, and sales. Everythink is the owner of associated intellectual property supporting its EDGE data systems. Pursuant to the Agreement, Nixxy agreed to acquire 100% of the assets related to Everythink’s EDGE data systems (the “Everythink Assets”) (the “Acquisition”). Everythink’s EDGE Data Center setup provides high-speed computing and storage services to facilitate Cloud AI Computing, Spatial Computing, and Visual Computing, serving as foundational infrastructure to support AI and high-performance cloud computing applications, including real-time tokenization aligned for DeFi financial services.

Under the terms of the Agreement, the total purchase price consisted of (A) 2,000,000 shares of the Company’s common stock, valued at $1.89 per share on the closing date, and (B) cash consideration of $150,000, payable on the earlier of (i) the date the Company maintains a cash balance in excess of $1,300,000, or (ii) the closing of any financing within 90 days of execution of the Agreement that increases the Company’s cash position to $1,300,000.

Novo Note Conversion

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement whereas the parties have agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of common stock of the Company at a conversion price of $2.00 per share of common stock. As of August 12, 2025, there was $1,198,617 of outstanding principal and $298,269 of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of September 30, 2025, 746,488 shares had been issued, with the remaining 1,945 shares planned to be issued at a future date.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2025, and the results of its operations and its cash flows for the nine months ended September 30, 2025, and 2024. The balance sheet as of December 31, 2024, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

The condensed consolidated financial statements include the accounts of Nixxy Inc. and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of September 30, 2025. As of September 30, 2025, and December 31, 2024, the Company had $0 and $2,260,710 in excess of the FDIC limit, respectively. The Company has no cash equivalents as of September 30, 2025.

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

Contract Assets

The Company does not have any contract assets as of September 30, 2025, or December 31, 2024. All trade receivables presented on the consolidated balance sheet represent unconditional rights to consideration arising from contracts with customers.

Contract Costs

The Company capitalizes costs incurred to obtain a contract with a customer only if they are incremental and expected to be recovered. As a practical expedient, costs to obtain a contract with an expected amortization period of one year or less are expensed as incurred. The Company did not have any capitalized contract costs as of September 30, 2025, or December 31, 2024.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance customer payments. Deferred revenue arises when the Company receives consideration from customers prior to satisfying the related performance obligations. Deferred revenue is recognized as revenue when the Company fulfills its performance obligations under the contract.

Revenue Disaggregation

In accordance with ASC 606-10-50-5, the Company disaggregates revenue by revenue stream and reporting period to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenues disaggregated by revenue stream for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Telecommunication services	$31,809,556	$–
Recruiters on Demand	–	–
Consulting and staffing services	–	52
Marketplace Solutions	105,376	135,834
Total revenue	$31,914,932	$135,886

	Nine Months Ended September 30,
	2025	2024
Telecommunication services	$46,434,707	$–
Recruiters on Demand	–	120
Consulting and staffing services	–	5,602
Marketplace Solutions	342,299	485,822
Total revenue	$46,777,006	$491,544

As of September 30, 2025, and December 31, 2024, contract liabilities amounted to $86,192 and $95,396, respectively. During the nine months ended September 30, 2025, the Company recognized approximately $91,312 of revenue that was deferred as of December 31, 2024. Deferred revenue as of September 30, 2025, is categorized and expected to be recognized as follows:

Expected Contract Liabilities Recognition Schedule

	Total Contract Liabilities	Recognize over next
	September 30,	12 months
	2025
Other	$49,371	$49,371
Marketplace Solutions	36,821	36,821
Total	$86,192	$86,192

Revenue from international sources is determined based on the customer’s location, regardless of where the services are performed or products are delivered.

Revenue from international sources was approximately 99% and 2% for the three months ended September 30, 2025, and 2024, respectively.

Revenue from international sources was approximately 99% and 2% for the nine months ended September 30, 2025, and 2024, respectively.

Cost of Revenue

Cost of revenue in 2024 consisted of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Nixxy, LLC gross margin. In 2025 cost of revenue consisted almost entirely of Auralink related technology and supply costs.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The allowance is based on historical loss experience, adjusted for current conditions and reasonable and supportable forecasts about future economic conditions that may affect the collectability of the receivables. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Accounts receivable is presented net of allowance of doubtful accounts on the consolidated balance sheet.

We have recorded an allowance for doubtful accounts of $844,496 and $863,747 as of September 30, 2025, and December 31, 2024, respectively. Credit loss (recovery) was ($4,226) and ($15,894) for the three months ended September 30, 2025, and 2024, respectively, and $6,874 and ($85,535) for the nine months ended September 30, 2025, and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The estimated useful lives of major asset classes range from 3 to 15 years. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended September 30, 2025, and 2024 was $1,869 and $6,367, respectively and was $8,593 and $21,354 for the nine months ended September 30, 2025 and 2024, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of September 30, 2025, three customers accounted for more than 10% of the accounts receivable balance, at 79% in the aggregate. As of December 31, 2024, three customers accounted for more than 10% of the accounts receivable balance, at 77%.

For the nine months ended September 30, 2025, two customers accounted for 10% or more of total revenue, at 44% in the aggregate. For the nine months ended September 30, 2024, two customers accounted for 10% or more of total revenue, at 43% in the aggregate.

We use a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations.

We were a party to a license agreement with a related party firm (see Note 10).

We had used a related party firm to provide certain employer of record services (see Note 10).

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising and marketing costs were $145,449 and $14,854 for the three months ended September 30, 2025 and 2024, respectively, and $866,536 and $107,373 for the nine months ended September 30, 2025 and 2024, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of September 30, 2025, and December 31, 2024:

	Fair Value at September 30,	Fair Value Measurement Using
	2025	Level 1	Level 2	Level 3
Marketable Securities	$30,907	$30,907	$–	$–
Contingent Consideration	–	–	–	–
Warrant Liability	$492,044	$–	$–	$492,044

	Fair Value at December 31,	Fair Value Measurement Using
	2024	Level 1	Level 2	Level 3
Marketable Securities	$142,275	$142,275	$–	$–
Contingent Consideration	–	–	–	–
Warrant Liability	$490,541	$–	$–	$490,541

For the Company’s warrant liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and nine months ended September 30, 2025:

Ending balance, December 31, 2024	$490,541
Re-measurement adjustments:
Change in fair value of warrant liability	7,585
Ending balance, March 31, 2025	$498,126
Re-measurement adjustments:
Change in fair value of warrant liability	(632)
Ending balance, June 30, 2025	$497,494
Re-measurement adjustments:
Change in fair value of warrant liability	(5,450)
Ending balance, September 30, 2025	$492,044

For the Company’s contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balance for each category therein, and gains or losses recognized during the three and nine months ended September 30, 2025:

Ending balance, December 31, 2024	$–
Contingent consideration in exchange for intangible assets (See Note 5):	605,004
Change in fair value of contingent consideration:	(164,384)
Ending balance, March 31, 2025	$440,620
Change in fair value of contingent consideration:	1,318,912
Equity to be issued (See Note 7):	(1,759,532)
Ending balance, June 30, 2025	$–
Change in fair value of contingent consideration:	–
Ending balance, September 30, 2025	$–

Significant unobservable inputs used in the fair value measurements of the Company’s derivative liabilities designated as Level 3 are as follows:

September 30, 2025
	Warrant Liability	Contingent Consideration
Fair Value	$492,044	$–
Valuation technique	Backsolve method	Monte Carlo
Significant unobservable unit	Time to maturity and volatility	Stock price, annual volatility, term discount rate

December 31, 2024
	Warrant Liability	Contingent Consideration
Fair Value	$490,541	$–
Valuation technique	Backsolve method	N/A
Significant unobservable unit	Time to maturity and volatility	N/A

The fair values of contingent consideration were estimated using Monte Carlo pricing model with the following assumptions:

March 31, 2025
Stock Price	$1.810
Annual Volatility	142.00%
Term (years)	0.49
Discount Rate	4.330%

February 20, 2025
Stock Price	$2.53
Annual Volatility	122.00%
Term (years)	0.49
Discount Rate	3.545%

Business Combinations

The Company accounts for all business combinations in accordance with ASC 805, Business Combinations, and applies the acquisition method of accounting for all such transactions, whether partial, full, or step acquisitions. Under the acquisition method, the Company records 100% of all assets and liabilities of the acquired business, generally at their fair values, with any excess of purchase price over the net assets recorded as goodwill.

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

Intangible Assets

Intangible assets consist primarily of the assets acquired from Genesys in the third quarter of 2019, including customer contracts and intellectual property, the assets acquired from Scouted and Upsider during the first quarter of 2021, the assets acquired from OneWire during the second quarter of 2021, the assets acquired from Parrut and Novo Group during the third quarter of 2021, the assets acquired from GoLogiq in February of 2024, and the assets acquired Aqua Software, Wizco, Savitr, Nextgen AI, and Everythink in 2025. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur, or circumstances indicate the fair value of a reporting unit is below its carrying value.

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

Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment, and reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment is based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses is prohibited (see Note 5).

Marketable Securities

The Company accounts for marketable securities in accordance with ASC 320, Investments - Debt and Equity Securities, and has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three and nine months ended September 30, 2025, has been included in a separate line item on the statement of operations, Gain (Loss) on change in fair value of Marketable Securities.

Software Costs

The Company accounts for internal-use software costs in accordance with ASC 350-40, Internal-Use Software, and capitalizes certain software development costs incurred in connection with developing or obtaining software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalization ceases after the software is operational; however, certain upgrades and enhancements may be capitalized if they add functionality. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use software.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. The Company recognizes compensation expense for all share-based payment awards to employees, directors, and non-employees. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates, accounted for as they occur. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Product Development

Product development costs, including costs related to the support, maintenance, and upgrades of the Company’s website and IT platform, are included in operating expenses and are expensed as incurred, unless they meet the criteria for capitalization under applicable accounting guidance (e.g., internal-use software under ASC 350-40).

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 353,787 and 956,903 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, and 2024, respectively, because their effects would have been anti-dilutive.

	Three Months Ended September 30,
	2025	2024
Net loss	$(2,195,985)	$(13,310,023)
Net loss attributable to noncontrolling interests	33,022	–
Net loss attributable to commons shareholders, numerator, basic computation	$(2,162,963)	$(13,310,023)

	Nine Months Ended September 30,
	2025	2024
Net loss	$(10,994,927)	$(15,103,722)
Net loss attributable to noncontrolling interests	105,777	–
Net loss attributable to commons shareholders, numerator, basic computation	$(10,889,150)	$(15,103,722)

	September 30,	September 30,
	2025	2024
Options	10,960	45,844
Warrants	342,828	911,059
	353,788	956,903

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

The Company currently operates in two reportable segments pertaining to (1) job placement, recruiting activities, and (2) telecommunications. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has two reportable segments based on business unit. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses (See Note 11).

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $4.1 million in operations during the nine months ended September 30, 2025, and has a working capital deficit of approximately $4.1 million at September 30, 2025; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2025, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these condensed consolidated financial statements.

The Company expects to improve demand and profit margins for marketplace solutions and telecommunication services in 2025. These conditions will affect the company’s overall business and potentially the results of its revenue share and transactions with other third parties. Overall, management is focused on its strategic transactions and effectively positioning the Company to execute on its telecommunications business, explore opportunities to expand its artificial intelligence business, and to effectuate the spinout of certain assets to CognoGroup.

The Company may depend on raising additional debt or equity capital to stay operational. Economic conditions may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$69,661	$2,081
Prepaid public relations and marketing	–	457,211
Prepaid expenses and other current assets	$69,661	$459,292

Prepaid expenses are recognized when paid and expensed as the related goods or services are received. Prepaid expenses are classified as current assets if expected to be realized within one year. The balance of prepaid public relations and marketing at September 30, 2025, is zero as these amounts were expensed during the period.

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

The Company’s investments in marketable equity securities, primarily shares of Futuris (FTRS), are held for an indefinite period. Under US GAAP, these equity securities are measured at fair value, with changes in fair value recognized in net income. Although FTRS is a publicly traded security, the Company cannot guarantee immediate liquidity or execution at quoted market prices. Factors such as limited trading volume, market volatility, and prevailing bid-ask spreads may affect the ability to sell shares promptly and at expected prices.

The cost basis of securities held as of September 30, 2025, and December 31, 2024, was $552,527, while accumulated unrealized losses were $483,545 and $410,252, respectively. The fair value of these equity securities was $30,907 and $142,275 as of September 30, 2025, and December 31, 2024, respectively.

The reconciliation of the investment in equity securities for the nine months ended September 30, 2025, and 2024, is as follows:

	September 30, 2025	September 30, 2024
Beginning Balance – January 1	$142,275	$382,144
Additions	–	–
Recognized losses	(111,368)	(246,532)
Ending Balance – September 30	$30,907	$135,612

Net losses on equity investments were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Net cumulative realized losses on investment sold or assigned	$–	$–
Net cumulative unrealized losses on investments still held	111,368	246,532
Total	$111,368	$246,532

Net cumulative realized and unrealized gains or losses on these equity securities are recognized in net income. Realized losses on investments sold or assigned were $0 for both periods. Unrealized losses on investments still held were $111,368 and $246,532 for the nine months ended September 30, 2025, and 2024, respectively. These gains and losses are presented in the statements of operations.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is accounted for in accordance with ASC 350, Intangibles - Goodwill and Other, which requires that goodwill is not amortized but tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its goodwill impairment testing using appropriate valuation methods, such as discounted cash flow analysis and market approach techniques, consistent with ASC 350 guidance. Impairment charges, if any, are recognized in the consolidated statements of operations as a non-cash expense, and the carrying value of goodwill is adjusted accordingly.

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

The changes in the carrying amount of goodwill for the periods ended September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Carrying value - January 1	$2,405,341	$7,101,084
Impairment losses	–	(4,695,743)
Carrying value - end of year	$2,405,341	$2,405,341

Intangible Assets

Intangible assets consist primarily of customer contracts, software, licenses, internal-use software, and domains acquired in business combinations and asset acquisitions. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives in accordance with ASC 350, Intangibles - Goodwill and Other.

GOLQ License

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

As of September 30, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $612,770 and a net carrying value of $514,643.

Savitr Tech Systems

On February 20, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones. The total purchase price was determined to be $2,279,845. On March 31, 2025, the Company issued 755,407 shares of its common stock with an approximate fair value of $1,374,841 as the first tranche of equity consideration. The Company recorded a remaining contingent consideration liability of $605,004 for the remaining equity consideration. As of September 30, 2025, the contingent consideration liability was $0 recorded within other liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company recorded a gain (loss) on the change in fair value of contingent consideration in the amount of $0 and ($1,154,528), respectively.

As of September 30, 2025, the total cost basis in the intangible asset purchased from Savitr is $2,279,845 with an accumulated amortization of $289,717 and a net carrying value of $1,990,128.

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

Ava Asset

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

In exchange for the acquired assets, on behalf of CGNO, the Company paid the Wizco Group, Inc. (i) 16,666,667 shares of CognoGroup, Inc. (“CGNO”) common stock, and (ii) agreed to issue additional shares of CGNO if the value of the stock consideration declines below a value of $250,000 after one year of the Closing Date (based on the 30-day VWAP at the end of the one-year period). Based on the trading price of CGNO’s common stock on March 3, 2025, the fair value of the equity consideration transferred was determined to be $136,667. The Company recorded a derivative liability of $113,333 for the make-whole provision upon acquisition. The total purchase price was determined to be $250,000. As of March 31, 2025, CGNO’s share price increased and the derivative liability had a value of $0. For the three and nine months ended September 30, 2025, the Company recorded a loss on the change in fair value of the derivative liability in the amount of $272 and $17,680, respectively.

In connection with the Ava acquisition, on behalf of its subsidiary CGNO, the Company entered into a services agreement with the former owners of Ava for continued advisory services for one year. The Company determined these services are for the future benefit of the Company, and the services agreement is separate from the Ava acquisition. Compensation under the services agreement will be accounted for as stock-based compensation in accordance with ASC 718. Under the advisory agreement, the Company issued 20,000,000 shares of CGNO common stock, in the aggregate, vesting as follows 1) 6,666,666 vests immediately, 2) 13,333,334 vests quarterly over one year in equal installments. In the event the value of the vested stock given to each of the Advisors declines below a value of $150,000 after one year of the Closing Date (based on the 30-day VWAP at the end of the one-year period), the Company shall issue additional CGNO shares to the former owners to make up the entire difference in value or shall have the option of providing an equivalent amount in cash.

As of September 30, 2025, the total cost basis of intangible asset purchased from Wizco is $250,000 with an accumulated amortization of $28,973 and a net carrying value of $221,027.

Aqua Software System

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

The purchase price consisted of $100,000 in cash and $3,800,000, payable in the form of 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025. As of September 30, 2025, the intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $396,411 and a net carrying value of $3,503,589.

NexGenAI System

On June 3, 2025, the Company entered into and closed a certain Asset Purchase Agreement (the “NexGenAI APA” or the “Agreement”) with NexGenAI Holding Group, Inc., a Delaware corporation (“NexGenAI”), pursuant to which Nixxy agreed to acquire certain assets related to software development, generative AI systems, and associated intellectual property (the “Acquisition”). NexGenAI specializes in custom artificial intelligence and machine learning solutions designed to improve operational efficiency and drive revenue across a variety of industry sectors. Pursuant to the APA, Nixxy acquired substantially all of NexGenAI’s assets related to its proprietary AI technology stack and software infrastructure.

The purchase price consisted of $2,250,000, payable in the form of restricted shares of the Company’s common stock, issued in four installments. The first installment, valued at $750,000, was satisfied through the issuance of 403,747 shares of common stock on June 5, 2025, based on the volume-weighted average price (“VWAP”) of the Company’s common stock over the ten consecutive trading days immediately preceding the closing date. The second installment, valued at $500,000, was satisfied through the issuance of 304,848 shares of common stock on September 5, 2025, based on the VWAP of the Company’s common stock over the ten consecutive trading days immediately preceding the closing date. The remaining $1,000,000 of the purchase price is scheduled to be issued in two equal installments of $500,000 each at six and nine months following the original closing date, based on the applicable ten-day VWAP prior to each issuance. The Company recorded a liability of $1,000,000 as stock consideration payable to reflect the value of the remaining future installments of restricted stock to be issued. This liability represents the full remaining purchase price as of September 30, 2025, and will be reduced as each of the two scheduled $500,000 stock issuances is completed, based on the applicable ten-day VWAP prior to each issuance.

As of September 30, 2025, the intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $147,945 and a net carrying value of $2,102,055.

Everythink EDGE Data Center

On August 12, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Everythink APA” or the “Agreement”) with Everythink Innovation Limited (“Everythink”), a private company specializing in EDGE data center technologies and AI software development, with a focus on AI integration, wholesale long-distance interconnections, and sales. Everythink is the owner of associated intellectual property supporting its EDGE data systems. Pursuant to the Agreement, Nixxy agreed to acquire 100% of the assets related to Everythink’s EDGE data systems (the “Everythink Assets”) (the “Acquisition”). Everythink’s EDGE Data Center setup provides high-speed computing and storage services to facilitate Cloud AI Computing, Spatial Computing, and Visual Computing, serving as foundational infrastructure to support AI and high-performance cloud computing applications, including real-time tokenization aligned for DeFi financial services.

Under the terms of the Agreement, the total purchase price consisted of (A) 2,000,000 shares of the Company’s common stock, valued at $1.89 per share on the closing date, and (B) cash consideration of $150,000, payable on the earlier of (i) the date the Company maintains a cash balance in excess of $1,300,000, or (ii) the closing of any financing within 90 days of execution of the Agreement that increases the Company’s cash position to $1,300,000.

On August 12, 2025, the Company issued 2,000,000 shares of its common stock to Everythink and thereby satisfied the equity portion of the consideration under the Everythink APA. The cash portion of the consideration has been recorded as an accrued liability as of September 30, 2025. As of September 30, 2025, this intangible assets are being amortized over an estimated useful life of five years, resulting in accumulated amortization of $108,568 and a net carrying value of $3,821,431.51.

Intangible assets are summarized as follows:

	September 30, 2025	December 31, 2024
Customer contracts	$8,093,787	$8,093,787
Software acquired	16,395,278	3,785,434
Licenses	2,854,379	2,854,378
Internal use software developed	325,491	325,491
Domains	40,862	40,862
	27,709,797	15,099,952
Less accumulated amortization	(11,439,046)	(9,860,162)
Total	16,270,751	5,239,790
Less accumulated impairment	(3,863,305)	(3,863,305)
Carrying value	$12,407,446	$1,376,485

Amortization expense of intangible assets was $748,132 and $235,640 for the three months ended September 30, 2025, and 2024, respectively, related to the intangible assets acquired in business combinations. Amortization expense was $1,578,883 and $822,737 for the nine months ended September 30, 2025 and 2024, respectively. Future amortization of intangible assets is expected to be approximately as follows: 2025, $836,064; 2026, $3,043,845; 2027, $2,560,098; 2028, $2,523,752; 2029, $921,170; and thereafter, $921,170.

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

Parrut Note

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

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $258,714 into 168,414 shares of common stock. As a result of this transaction the Company recognized $14,959 in loss on extinguishment of debt recorded within other expense on consolidated statement of operations for the year ended December 31, 2024. As of September 30, 2025, and December 31, 2024, the outstanding balance on the promissory note with Parrut was $0 and $0, respectively.

Novo Note

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

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement whereas the parties have agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of common stock of the Company at a conversion price of $2.00 per share of common stock. As of August 12, 2025, there was $1,198,617 of outstanding principal and $298,269 of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of September 30, 2025, 746,488 shares had been issued, with the remaining 1,945 shares planned to be issued at a future date.

As of September 30, 2025, and December 31, 2024, the outstanding balance on the promissory note with Novo Group was $0 and $1,198,617, respectively.

8/17/22 Notes

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

As of September 30, 2025, and December 31, 2024, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

8/30/22 Note

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

As of September 30, 2025, and December 31, 2024, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0 respectively.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on extinguishment of debt for the amount of $8,224,042 recorded within other income for the year ended December 31, 2024.

Montage Note

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

As of September 30, 2025, and December 31, 2024, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0 and $0, respectively, was $0 and $0, respectively.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $879,725 recorded within other expense for the year ended December 31, 2024.

As of September 30, 2025, and December 31, 2024, the outstanding principal balance on the promissory notes payable totaled $0 and $1,198,617, respectively.

The status of the loans payable as of September 30, 2025, and December 31, 2024, are summarized as follows:

	September 30, 2025	December 31, 2024
Promissory notes	$–	$1,198,617
Less: Unamortized debt discount or debt issuance costs	–	–
Less current portion	–	(1,198,617)
Non-current portion	$–	$–

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

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of September 30, 2025, and December 31, 2024, the Company had 0 and 0 shares of Series E preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, we entered into certain agreements with investors pursuant to which we issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required us to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. We did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200,000 as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, we estimated that we owed approximately $6 million in penalties (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, we have received waivers from a substantial number of the preferred shareholders with respect to these penalties. We have agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1,929,516) as consideration for the waivers. We accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. We accrued $308,893 as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, we will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2,238,314 was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1,929,516 accrual was reclassified to equity during the three months ended March 31, 2020, as a result of our issuance of the 106,134 shares of Series D Preferred Stock. As of September 30, 2025, and December 31, 2024, the remaining balance of $308,798 is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025, and December 31, 2024, the Company had 24,875,578 and 15,086,476 shares of common stock outstanding, respectively.

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

Shares issued upon conversion of note payable

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. The Company issued 286,001 shares of common stock in exchange for the conversion of $523,380 of outstanding debt (See Note 6).

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $258,714.53 into 168,414 shares of the Company’s common stock, The share value based on the grant date was $273,673, and accordingly the Company recognized a loss on conversion of $14,959 during the three months ended March 31, 2024 (See Note 6).

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement, whereas the holders agreed to convert all outstanding debt principal, accrued interest, and any penalties into shares of the Company’s common stock at a conversion price of $2.00 per share. As of the conversion date, there was $1,198,617 of outstanding principal and $298,269 of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of September 30, 2025, 746,488 shares had been issued, with the remaining 1,945 shares expected to be issued at a future date (See Note 6).

Shares issued upon warrants exercised

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1,111,111 and August 30, 2022, originally in the amount of $1,305,556. Additionally, the Board of Directors authorized the transfer of 213,186 warrant shares to the new noteholders. The new noteholders elected to exercise the shares at a $2.78 exercise price, for gross proceeds of $592,057, in return for 213,186 shares of the Company’s common stock (See Note 8).

Shares issued in offering

On April 23, 2025, the Company entered into securities purchase agreements with an investor, pursuant to which the Company agreed to sell and issue an aggregate of 13,333 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $20,000. Only July 8, 2025, all 13,333 previously owed shares were issued to the shareholder.

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

On June 9, 2025, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 100,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of $150,000. On July 17,2025, all 100,000 previously owed shares were issued to the shareholder.

Shares issued upon purchase of intangible assets

On February 23, 2024, the Company entered into a certain Technology License and Commercialization Agreement with GoLogiq, Inc. that supersedes and replaces in its entirety the GOLQ Agreement, as amended by the August 29 Amendment and the August 18 Amendment. Under the GOLQ Licensing Agreement, GOLQ grants the Company a worldwide, exclusive license (the “GOLQ License”) to the Company to develop its fintech technology (the “GOLQ Technology”) and sell products derived thereof, including its Createapp, Paylogiq, Gologiq, and Radix AI technology and products (the “Licensed Products”), for a term of 10 years, with automatic two (2) year renewals as further described  therein (the “Term”). In exchange with such license, the Company will issue to GOLQ such number of shares of Company common stock that represents 19.99% of the number of issued and outstanding shares of the Company common stock on the business day prior to the effective date as defined therein (the “Shares”). Following the issuance of the Shares, GOLQ will own 16.66% of the issued and outstanding shares of the Company common stock. On February 22, 2024, the effective date, a total of 1,961,755 common shares were issued and outstanding requiring the company to initiate an issuance of 392,155 shares valued at $647,055, based on the quoted trading price on the grant date, to GOLQ per the agreement (See Note 5).

On February 19, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Savitr Tech APA”) with Savitr Tech OU (“Savitr”), a private telecommunications and software development company incorporated in Estonia. Savitr specializes in billing systems, artificial intelligence (“AI”) integration, and wholesale long-distance telecommunications. Under the terms of the agreement, the Company acquired substantially all assets related to Savitr’s proprietary billing and AI-driven software platform, collectively referred to as the “Aura CpaaS Software.” In exchange for the Aura CpaaS Software, the Company agreed to contingent equity consideration of 4.9% of the Company’s issued and outstanding common shares upon achievement of a minimum of $250,000 in cumulative revenue generated by the Aura CpaaS Software, and an additional 4.9% of common shares, issuable within 90 calendar days post-closing, if the Aura CpaaS Software achieved a sustained monthly revenue run rate of at least $5.0 million (the “Revenue Milestone”). On March 31, 2025, the Company issued Savitr a total of 755,407 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 31, 2025, or approximately $1.38 million.

On September 10, 2025, the Company issued Savitr the remaining 940,926 shares of the Company’s common stock, valued at $1.87 per share, based on the Nasdaq Capital Market on the day that the Revenue Milestone was reached, or approximately $1.76 million, thereby satisfying in full the Company’s equity issuance obligations under the Savitr Tech APA (See Note 5).

On March 28, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Aqua APA” or the “Agreement”) with Aqua Software Technologies Inc., a private Canadian corporation (“Aqua Software Technologies”), pursuant to which Nixxy agreed to acquire certain assets related to billing and AI systems, including associated intellectual property (the “Acquisition”). Aqua Software Technologies specializes in telecommunications and software development, with a focus on billings systems, AI integration, wholesale long distance interconnections and sales. Pursuant to the APA, Nixxy acquired substantially all of Aqua Software Technologies’ assets related to billing and AI systems. On March 28, 2025, the Company issued 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025, to satisfy the total purchase price of $3,800,000 (See Note 5).

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

As consideration for the Acquisition, the Company agreed to issue $2,250,000 in shares of the Company’s common stock, to be paid in four installments. On June 5, 2025, the Company issued 403,747 shares of the Company’s common stock, valued at $1.86 per share, based on the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market over the ten consecutive trading days immediately preceding the Closing Date, to satisfy the first installment of $750,000 (See Note 5).

On September 5, 2025, the Company issued 304,848 shares of the Company’s common stock, valued at $1.66 per share, based on the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market over the ten consecutive trading days immediately preceding the Closing Date, to satisfy the second installment of $500,000 (See Note 5).

The remaining two installments of $500,000 each are scheduled to be issued at three-month intervals following the Closing Date, with the number of shares for each installment to be determined based on the applicable ten-day volume-weighted average price prior to each issuance.

On August 12, 2025, the Company entered into and closed that certain Asset Purchase Agreement (the “Everythink APA” or the “Agreement”) with Everythink Innovation Limited (“Everythink”), a private company specializing in EDGE data center technologies and AI software development, with a focus on AI integration, wholesale long-distance interconnections, and sales. Everythink is the owner of associated intellectual property supporting its EDGE data systems. Pursuant to the Agreement, Nixxy agreed to acquire 100% of the assets related to Everythink’s EDGE data systems (the “Everythink Assets”) (the “Acquisition”). Everythink’s EDGE Data Center setup provides high-speed computing and storage services to facilitate Cloud AI Computing, Spatial Computing, and Visual Computing, serving as foundational infrastructure to support AI and high-performance cloud computing applications, including real-time tokenization aligned for DeFi financial services.

Under the terms of the Agreement, the total purchase price consisted of (A) 2,000,000 shares of the Company’s common stock, valued at $1.89 per share on the closing date, and (B) cash consideration of $150,000, payable on the earlier of (i) the date the Company maintains a cash balance in excess of $1,300,000, or (ii) the closing of any financing within 90 days of execution of the Agreement that increases the Company’s cash position to $1,300,000 (See Note 5).

On August 12, 2025, the Company issued 2,000,000 shares of its common stock to Everythink and thereby satisfied the equity portion of the consideration under the Everythink APA. The cash portion of the consideration has been recorded as an accrued liability as of September 30, 2025 (See Note 5).

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

On January 3, 2025, the Company agreed to grant 250,000 shares of fully vested common stock under the 2021 Plan to non-executive members of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 62,500 have vested during the nine-months ended September 30, 2025, and 15,000 shares to the chairman of the Board which shall vest immediately. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $6.08 and in aggregate of $1,737,867.

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

On September 16, 2025, the Company issued 50,000 shares of its common stock to a former consultant of the Company as part of a settlement agreement. The fair market value of the shares on the date of issuance was $1.85 per share, for an aggregate value of $92,500. The issuance was recognized as stock-based compensation during the three months ended September 30, 2025.

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

The 2021 Plan is accounted for in accordance with ASC 718, Compensation - Stock Compensation. Under this guidance, the Company recognizes compensation expense for stock options, restricted stock, RSUs, and other equity-based awards based on the grant-date fair value of the awards. That expense is recognized over the vesting period of each award.

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

The 2024 Plan is accounted for in accordance with ASC 718, Compensation - Stock Compensation. Under this guidance, the Company recognizes compensation expense for stock options, restricted stock, RSUs, and other equity-based awards based on the grant-date fair value of the awards. That expense is recognized over the vesting period of each award.

Stock Options

The Company recognizes compensation expense for stock options based on the grant-date fair value, estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over the vesting period of the respective awards. The fair value of each option grant is estimated on the date of grant using assumptions for expected volatility, expected term, risk-free interest rate, and expected dividend yield that reflect market conditions and the Company’s historical experience at the time of grant.

There were no stock options granted during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2025, and 2024, we recorded $10,853 and $27,954 of compensation expense, respectively, related to stock options.

During the nine months ended September 30, 2025, and 2024, we recorded $32,926 and $100,168 of compensation expense, respectively, related to stock options.

A summary of the status of the Company’s stock options as of September 30, 2025, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	13,937	$27.81	1.86	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(617)	29.73	1.13	–
Outstanding at March 31, 2025	13,320	$27.72	1.63	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(1,413)	22.64	3.13	–
Outstanding at June 30, 2025	11,907	28.69	1.33	–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired or cancelled	(947)	34.33	2.64	–
Outstanding at September 30, 2025	10,960	$26.04	1.18	$–
Exercisable at September 30, 2025	9,453	$28.39	1.14	$–

As of September 30, 2025, there was approximately $21,809 of total unrecognized compensation cost related to non-vested stock options which vest over time and is expected to be recognized over a period of three years, as follows: 2025, $6,211; 2026, $13,930; 2027, $1,318; and thereafter $351. The intrinsic value of options outstanding is $0 at September 30, 2025, and the intrinsic value of options exercisable is $0 at September 30, 2025.

Warrants

Warrants issued by the Company are evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, to determine classification as equity or liability. The Company’s outstanding warrants do not meet the equity classification criteria and are therefore recorded as liabilities. These warrants are initially measured at fair value on the grant date and remeasured to fair value at each reporting date, with changes in fair value recognized in earnings.

The fair value of the warrants was determined by an independent valuation firm using the Black-Scholes option pricing model. In developing the valuation, the independent firm considered multiple valuation approaches and concluded that an option-pricing methodology was most appropriate given the going-concern nature of the Company. Key assumptions used in the valuation included expected volatility, expected term, risk-free interest rate, and expected dividend yield, which were determined based on market data and the Company’s historical information.

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

Warrant activity for the three and nine months ended September 30, 2025, is as follows:

Weighted
Average
Exercise
	Warrants	Price per
	Outstanding	Share
Outstanding at December 31, 2024	342,828	$5.08
Issued	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at March 31, 2025	342,828	$5.08
Issued	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at June 30, 2025	342,828	$5.08
Issued	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at September 30, 2025	342,828	$5.08

All warrants are exercisable at September 30, 2025. The weighted average remaining life of the warrants is 0.74 years at September 30, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

General

The Company is pursuing a collections matter against BKR Strategy Group related to unpaid invoices and a $500,000 promissory note executed on November 30, 2021. Following non-payment, the Company filed two lawsuits on February 18, 2022, totaling $1.4 million. BKR filed a $500,000 counterclaim alleging overbilling, which the Company disputes and intends to defend. On June 21, 2022, the Supreme Court of New York ruled in favor of the Company, awarding $500,000 plus 12% interest. The Company has dropped the second lawsuit and accordingly no accrual was made.

Legal Proceedings

The Company is pursuing a collections matter against BKR Strategy Group related to unpaid invoices and a $500,000 promissory note executed on November 30, 2021. Following non-payment, the Company filed two lawsuits on February 18, 2022, totaling $1.4 million. BKR filed a $500,000 counterclaim alleging overbilling, which the Company disputes and intends to defend. On June 21, 2022, the Supreme Court of New York ruled in favor of the Company, awarding $500,000 plus 12% interest. The Company has dropped the second lawsuit and accordingly no accrual was made.

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

Except for the aforementioned proceedings described above, as of the date of this filing, there are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to the Company.

Contingencies

On February 20, 2025, the Company completed the acquisition of telecommunications and AI-integrated billing systems from Savitr Tech OU. The acquisition included software and related intellectual property. The purchase price consisted of $300,000 in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones. The Company shall issue to the Seller 4.9% of the Company’s total issued and outstanding common shares upon the achievement of a minimum of $250,000 in cumulative revenue generated. A further 4.9% of the Company’s total issued and outstanding common shares shall be issued to the Seller within ninety calendar days of the closing of the agreement (“the Closing”), contingent upon the systems achieving a minimum monthly revenue run rate of $5 million. The Company has not accrued any liability for the second tranche of equity consideration related to the Savitr Tech OU acquisition, as the associated revenue milestone has not yet been achieved. In accordance with ASC 450-20, a liability for contingent consideration is recognized only when it is probable that the milestone will be achieved and the amount of consideration can be reasonably estimated. If the Revenue Milestone is not achieved within ninety days of the Closing, the issuance shall be deferred for an additional ninety days, further, if the Revenue Milestone is not achieved within one hundred eighty days of Closing, the number of shares issuable shall be reduced proportionately based on the average monthly revenue run rate during the 180-day period.

As of September 30, 2025, the Company did not have any other material commitments or contingencies requiring disclosure under ASC 450.

NOTE 10 - RELATED PARTY TRANSACTIONS

General

The Company accounts for and discloses related party transactions in accordance with ASC 850, Related Party Disclosures. All related party transactions are reviewed and approved by the Company’s Board of Directors or an appropriate committee to ensure that the terms are fair and reasonable and in the best interest of the Company.

Related Party Transactions

Under a technology services agreement entered into on January 17, 2020, we use a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 and $9,243 for the three months ended September 30, 2025, and 2024, respectively, and $0 and $28,181 for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included in product development expense in our consolidated statements of operations.

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647,055, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480,358 based on the Black-Scholes option pricing model. As of September 30, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1,127,413 with accumulated amortization of $612,770 and a net carrying value of $514,643.

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. Expenses to this firm were $0 for the three months ended September 30, 2025, and 2024, and $150,666 and $0 for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included in sales and marketing expenses in our consolidated statements of operations.

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

Telecomm — Provider of private telecommunications solutions and proprietary billing services.

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended September 30, 2025
	Nixxy	Telecomm
REVENUE
Revenue	$105,376	$31,809,556

OPERATING EXPENSES
Cost of revenue	23,698	31,788,191
Sales and marketing	56,302	–
Product development	185,930	–
Amortization of intangibles	217,149	530,983
General and administrative	907,663	367,465
Total operating expenses	1,390,742	32,686,639

LOSS FROM OPERATIONS	$(1,285,366)	$(877,083)

	Nine Months Ended September 30, 2025
	Nixxy	Telecomm
REVENUE
Revenue	$342,299	$46,434,707

OPERATING EXPENSES
Cost of revenue	22,830	46,401,901
Sales and marketing	762,489	–
Product development	228,547	–
Amortization of intangibles	636,243	942,640
General and administrative	6,220,858	1,226,997
Total operating expenses	7,870,967	48,571,538

LOSS FROM OPERATIONS	$(7,528,668)	$(2,136,831)

	Three Months Ended September 30, 2024
	Nixxy	Telecomm
REVENUE
Revenue	$135,886	$–

OPERATING EXPENSES
Cost of revenue	–	–
Sales and marketing	14,854	–
Product development	14,981	–
Amortization of intangibles	235,640	–
General and administrative	5,363,706	–
Total operating expenses	5,629,181	–

LOSS FROM OPERATIONS	$(5,493,295)	$–

	Nine Months Ended September 30, 2024
	Nixxy	Telecomm
REVENUE
Revenue	$491,544	$–

OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	3,029	–
Sales and marketing	107,373	–
Product development	32,238	–
Amortization of intangibles	822,737	–
General and administrative	7,055,956	–
Total operating expenses	8,021,333	–

LOSS FROM OPERATIONS	$(7,529,789)	$–

Assets are not allocated to segments for internal reporting presentations. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, excluding financial instruments and tax assets, were as follows:

	As of September 30, 2025
	Nixxy	Telecomm
ASSETS
Property and equipment, net	$106	$–
Intangible assets, net	990,242	11,417,205
Goodwill	2,405,341	–
	$3,395,689	$11,417,205

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2025, the date the financial statements were available to be issued. Based on this evaluation, no events have occurred that require disclosure or adjustment to the financial statements as of and for the period ended September 30, 2025.

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

We have eight subsidiaries, Recruiter.com, Inc., Nixxy, LLC, VocaWorks, Inc. (“VocaWorks”), Recruiter.com Scouted Inc. (“Scouted”), Recruiter.com Upsider Inc. (“Upsider”), Recruiter.com OneWire Inc. (“OneWire”), and Recruiter.com Consulting, LLC (“Recruiter.com Consulting”), and Auralink AI, Inc. (“Auralink”). Additionally, the Company owns a controlling interest in CognoGroup, Inc., a Colorado company that is traded on the OTC Markets (OTC: CGNO).

The Company is currently undergoing a strategic transformation, having sold its staffing business in 2023 and sold its Recruiter.com website in Q3 of 2024. The Company has announced plans to shift its focus, along with its license agreement with GoLogiq, and spin out the recruitment-related businesses to CognoGroup. There can be no assurance that the Company will be able to complete its planned spin-out and strategic transformation.

Operating Businesses and Revenue

We generate revenue or have generated from the following activities:

•	Auralink: In 2025, the Company, through its Auralink AI subsidiary, refocused operations on telecommunications by leveraging newly acquired intellectual property and technology from Savitr. Auralink operates a cloud-based communications platform that provides routing, billing, and management services for high-volume SMS and Voice-over-IP (VoiceIP) communications. The telecommunications portfolio includes voice and messaging interconnect services, operator software, and wholesale voice services, including Turnkey Outsourced Switching (TKOS). Auralink generates revenue from providing messaging and voice termination services, primarily under bilateral carrier agreements. These agreements govern both sending and receiving communications traffic and are based on contractual “Rate Decks” which define per-message or per-minute pricing by destination and time of delivery.

•	Auralink generates revenue from the delivery of messaging and voice termination services. These services are provided under bilateral agreements with telecommunications partners, which establish pricing per destination and time of delivery through contractual rate decks. Depending on the specific route and agreement, Auralink may act as both a supplier (terminating traffic) and a customer (originating traffic). While traffic settlements under these agreements may occur on a net basis for operational efficiency, each component of traffic is governed by distinct pricing and service-level obligations. The Company exercises control over the delivery of these services and assumes the associated performance obligations, including routing decisions, delivery quality, and pricing. As such, and in accordance with ASC Topic 606, Revenue from Contracts with Customers, Auralink recognizes gross revenue for these services at the point in time when control is transferred to the customer, typically when a voice call is successfully terminated, or a message is delivered.

•	Marketplace: Our “Marketplace” category comprises services for businesses and individuals that leverage our online presence. For businesses, this includes sponsorship of digital newsletters, online content promotion, social media distribution, banner advertising, and other branded electronic communications, such as in our quarterly digital publication on recruiting trends and issues. We earn revenue as we complete agreed upon marketing related deliverables and milestones using pricing and terms set by mutual agreement with the customer. In some cases, we earn a percent of revenue a business receives from attracting new clients by advertising on our online platform. Businesses can also pay us to post job openings on our proprietary job boards to promote open job positions they are trying to fill. In addition to its work with direct clients, we categorize all online advertising and affiliate marketing revenue as Marketplace. For individuals, Marketplace includes services to assist with career development and advancement, including a resume distribution service which involves promoting these job seekers’ profiles and resumes to assist with their procuring employment, and upskilling and training. Our resume distribution service allows a job seeker to upload his/her resume to our database, which we then distribute to our network of recruiters on the Platform. We earn revenue from a one-time flat fee for this service. We also offer a recruiter certification program which encompasses our recruitment related training content, which we make accessible through our online learning management system. Customers of the recruiter certification program use a self-managed system to navigate through a digital course of study. Upon completion of the program, we issue a certificate of completion and make available a digital badge to certify their achievement for display on their online recruiter profile on the Platform. Additionally, we partner with Careerdash, a high-quality training company, to provide Recruiter.com Academy, an immersive training experience for career changers.

•	Consulting and Staffing: Consists of providing consulting and staffing personnel services to employers to satisfy their demand for long- and short-term consulting and temporary employee needs. In the fiscal year 2024, we generated revenue by first referring qualified personnel for the employer’s specific talent needs, then placing such personnel with the employer, but with our providers acting as the employer of record for us, and finally, billing the employer for the time and work of our placed personnel on an ongoing basis. Our process for finding candidates for consulting and staffing engagements largely mirrors our process for full-time placement hiring. This process includes employers informing us of open consulting and temporary staffing opportunities and projects, sourcing qualified candidates through the Platform and other similar means, and, finally, the employer selecting our candidates for placement after a process of review and selection. We billed these employer clients for our placed candidates’ ongoing work at an agreed-upon, time-based rate, typically on a weekly schedule of invoicing. As of 2025, we are no longer in this business.

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

Quarter Overview

In the third quarter, ending September 30, 2025, the Company continued to focus on finalizing strategic transactions critical to its transformation. Following a significant reduction in its operating footprint, the Company is now concentrating primarily on strategic financial initiatives and core data center growth. Preparations also advanced for the planned spin-out of certain operating assets to its Atlantic Energy Solutions subsidiary, which is being renamed CognoGroup, a Nevada corporation (“CognoGroup”). CognoGroup is expected to hold the Company’s recruitment-related technology assets, including Mediabistro—a leading job board for the media industry—as well as other assets and projects such as the AI-enabled CandidatePitch software and RecruitingClasses.com.

Building on this strategic focus, the Company reported strong commercial momentum and balance sheet flexibility throughout the quarter. In late July, management guided the Company to approximately $13.3 million in Q2 revenue and highlighted July’s $7.5 million and August’s $10 million run-rate trajectory as early proof points that the telecom engine is scaling as intended. On August 13, the Company completed the acquisition of Everythink Innovations’ carrier and edge data center assets in Vancouver and Fremont, adding Tier-3, AI-ready capacity and an estimated $48 million of ARR exposure into NIXXY CORE™ while accelerating time-to-market for private LLM and data services.

In September, the Company secured a $2.0 million revolving growth facility with a fixed $2.00/share conversion feature—structured at a premium to market—to fund disciplined expansion without compromising shareholder alignment. The same update reaffirmed August revenue above $10 million. Significant development progress was made on the Leadnova platform, which entered User Acceptance Testing in Q4, with commercial launch targeted for early 2026. The quarter concluded with a Shareholder Update on September 30, noting continued integration progress, capacity expansion, and September revenue expected to exceed $14 million—underscoring a durable ramp toward margin expansion and breakeven as NIXXY CORE™ scales.

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024:

Revenue

We had revenue of $31.9 million for the three-month period ended September 30, 2025, as compared to $0.1 million for the three-month period ended September 30, 2024, representing an increase of $31.8 million or 23387%. The increase resulted primarily due to the increase in telecommunication services of $31.8 million.

Cost of Revenue

Cost of revenue was $31.8 million for the three-month period ended September 30, 2025, compared to $0 for the corresponding three-month period in 2024, representing an increase of $31.8 million. This increase resulted primarily from the increase in revenue generating operations during the quarter.

Operating Expenses

We had total operating expenses of $34.1 million for the three-month period ended September 30, 2025, compared to $5.6 million for the corresponding three-month period in 2024, an increase of $28.5 million or 505%. This increase was due to increases in amortization of intangibles, cost of revenue, sales and marketing, and product development expenses of $0.5 million, $31.8 million, $0.1 million, and $0.2 million respectively. The increases were partially offset by a decrease in general and administrative expenses of $4.1 million.

Sales and Marketing

Our sales and marketing expense for the three-month period ended September 30, 2025, was $56 thousand compared to $15 thousand for the corresponding three-month period in 2024, an increase of $41 thousand, which reflects the increase in marketing ventures related to the marketplace solutions revenue stream.

Product Development

Our product development expense for the three-months ended September 30, 2025, increased to $186 thousand from $15 thousand for the corresponding period in 2024 due to an increase in hosting, data, technology, and design expense in the period.

Amortization of Intangibles

For the three-month period ended September 30, 2025, we incurred a non-cash amortization charge of $748 thousand as compared to $236 thousand for the corresponding period in 2024. The amortization expense in 2025 and 2024 relates to the intangible assets acquired from Genesys (now our Nixxy, LLC division), Scouted, Upsider, OneWire, Parrut Novo Group, GOLQ, Aqua Software, Wizco, Savitr Tech, NexGenAI, and Everythink.

General and Administrative

General and administrative expense for the three-month period ended September 30, 2025, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the three-month period ended September 30, 2025, our general and administrative expenses were $1.3 million, including $0.3 million of non-cash stock-based compensation. In 2024, for the corresponding period, our general and administrative expenses were $5.4 million, including $4.8 million of non-cash stock-based compensation. Non-cash stock-based compensation increases our GAAP general and administrative expenses and, consequently, our operating loss, but it does not reduce cash flows. As a result, while operating loss may appear higher, our actual cash outflows for general and administrative activities are lower than the GAAP expense

Other Income (Expense)

Other income (expense) for the three-month period ended September 30, 2025, was expense of $34 thousand compared to expense of $7.8 million in the corresponding 2024 period. Loss on debt extinguishment of $9.1 million in the corresponding 2024 period was the primary driver in the decrease.

Net Loss

For the three-months ended September 30, 2025, we had a net loss from continuing operations of $2.2 million compared to a net loss of $13.3 million during the corresponding three-month period in 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024:

Revenue

We had revenue of $46.8 million for the nine-month period ended September 30, 2025, as compared to $0.5 million for the nine-month period ended September 30, 2024, representing an increase of $46.3 million or 9416%. The increase resulted primarily due to the increase in telecommunication services of $46.4 million.

Cost of Revenue

Cost of revenue was $46.4 million for the nine-month period ended September 30, 2025, compared to $3 thousand for the corresponding nine-month period in 2024, representing an increase of $46.4 million. This increase resulted primarily from the increase in revenue generating operations during the quarter.

Operating Expenses

We had total operating expenses of $56.4 million for the nine-month period ended September 30, 2025, compared to $8.0 million for the corresponding nine-month period in 2024, an increase of $48.4 million or 604%. This increase was due to increases in general and administrative, sales and marketing, cost of revenue, product development, and amortization of intangibles of $0.4 million, $0.7 million, $46.4 million, $0.2 million, and $0.8 million respectively.

Sales and Marketing

Our sales and marketing expense for the nine-month period ended September 30, 2025, was $0.8 million compared to $0.1 million for the corresponding nine-month period in 2024, an increase of $0.7 million, which reflects the increase in revenue generating activities.

Product Development

Our product development expense for the nine-months ended September 30, 2025, increased to $229 thousand from $32 thousand for the corresponding period in 2024 due to an increase in hosting and data expense.

Amortization of Intangibles

For the nine-month period ended September 30, 2025, we incurred a non-cash amortization charge of $1.6 million as compared to $0.8 million for the corresponding period in 2024. The amortization expense in 2025 and 2024 relates to the intangible assets acquired from Genesys (now our Nixxy, LLC division), Scouted, Upsider, OneWire, Parrut Novo Group, GOLQ, Aqua Software, Wizco, Savitr Tech, NexGenAI, and Everythink.

General and Administrative

General and administrative expense for the nine-month period ended September 30, 2025, includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses. For the nine-month period ended September 30, 2025, our general and administrative expenses were $7.5 million, including $3.6 million of non-cash stock-based compensation. In 2024, for the corresponding period, our general and administrative expenses were $7.1 million, including $5.1 million of non-cash stock-based compensation. Non-cash stock-based compensation increases our GAAP general and administrative expenses and, consequently, our operating loss, but it does not reduce cash flows. As a result, while operating loss may appear higher, our actual cash outflows for general and administrative activities are lower than the GAAP expense would suggest.

Other Income (Expense)

Other income (expense) for the nine-month period ended September 30, 2025, was expense of $1.3 million compared to expense of $7.6 million in the corresponding 2024 period. Loss on debt extinguishment of $8.5 million was the primary driver in the decrease.

Net Loss

For the nine-months ended September 30, 2025, we had a net loss from continuing operations of $2.2 million compared to a net loss of $11.0 million during the corresponding nine-month period in 2024.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

Non-GAAP	Three Months Ended September 30,
	2025	2024
Net Income (loss)	$(2,268,740)	$(13,310,023)
Interest expense and finance cost, net	37,958	104,933
Depreciation & amortization	748,505	241,896
EBITDA (loss)	(1,482,277)	(12,963,194)
Bad debt (recovery) expense	(4,226)	(15,894)
Credit loss (recovery) expense	–	–
Gain on Settlement of Payables	–	–
Stock-based compensation	284,687	4,748,353
Loss on debt extinguishment	–	9,101,126
Adjusted EBITDA (Loss)	$(1,201,816)	$870,391

Non-GAAP	Nine Months Ended September 30,
	2025	2024
Net Income (loss)	$(10,994,927)	$(15,103,722)
Interest expense and finance cost, net	111,751	623,254
Depreciation & amortization	1,587,477	844,091
EBITDA (loss)	(9,295,699)	(13,636,377)
Bad debt (recovery) expense	6,874	(85,535)
Credit loss (recovery) expense	–	–
Gain on Settlement of Payables	–	–
Stock-based compensation	3,573,562	5,076,167
Loss on debt extinguishment	–	8,521,149
Adjusted EBITDA (Loss)	$(5,715,263)	$(124,596)

Liquidity and Capital Resources

For the nine months ended September 30, 2025, net cash used in operating activities was $4.1 million, compared to net cash used in operating activities of $1.7 million for the corresponding nine-month period in 2024. For the nine months ended September 30, 2025, net loss was $11.0 million. Net loss includes non-cash items of depreciation and amortization expense of $1.6 million, equity-based compensation expense of $3.6 million, loss on fair value of marketable securities of $111 thousand, change in fair value of warrant liability of $2 thousand, change in fair value of contingent consideration of $1.2 million, and change in fair value of derivative liability of $18 thousand. Net cash used in operating activities also includes a decrease in accounts receivable of $1.0 million, an increase in prepaid expenses and other current assets of $390 thousand, an increase in accounts payable and accrued liabilities of $1.1 million, and a decrease in deferred revenue of $9 thousand.

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

For the nine months ended September 30, 2025, net cash used in investing activities was $0.4 million. The principal factor was purchase of intangible assets of $0.4 million. The Company received $1.8 million for the nine months ended September 30, 2024, from the sale of assets.

For the nine months ended September 30, 2025, net cash provided by financing activities was $2.0 million. The principal factors were $1.8 million of cash received from the sale of common stock in an offering and $0.2 million from proceeds of a line of credit payable.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1.2 million. The principal factors were $2.2 million of cash received from the issuance of common stock, $0.6 million from the exercise of warrants, partially offset by repayments of notes of $1.1 million and payments of promissory notes of $0.6 million.

Based on cash on hand as of September 30, 2025, of approximately $0.1 million, we do not have the capital resources to meet our working capital needs for the next 12 months.

Our condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2025, we recorded a net loss of $10.9 million. We have not yet established an ongoing source of revenue that is sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.

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

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur, or circumstances indicate the fair value of a reporting unit is below its carrying value.

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. The Company recognizes compensation expense for all share-based payment awards to employees, directors, and non-employees. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates, accounted for as they occur. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Our principal executive officer and principal financial officer, with the assistance of management, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, they concluded that disclosure controls and procedures were not fully effective due to previously identified material weaknesses in internal control over financial reporting.

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

As of September 30, 2025, management assessed the Company’s internal control over financial reporting under the COSO 2013 framework. Based on this assessment, the Company concluded that internal control over financial reporting was not fully effective due to the material weaknesses identified in prior periods, including:

•	Limited accounting personnel resulting in insufficient segregation of duties, and
•	Gaps in technical accounting expertise for complex transactions.

Remediation Actions Taken:

•	Engaged an experienced consultant to support SEC reporting and GAAP compliance,
•	Strengthened internal review procedures and monthly closing processes,
•	Improved segregation of duties and workflow documentation.

While these actions have materially enhanced the Company’s internal controls, management will continue to monitor their consistent application. As such, the material weaknesses are considered ongoing as of this reporting date. We will reevaluate come year end.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, Evan Sohn adopted a Rule 10b5-1 trading arrangement on September 26, 2025, covering 13,190 shares. No other director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

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

NIXXY, INC.

Dated: November 13, 2025	By:	/s/ Mike Schmidt
Mike Schmidt
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Adam Yang
Adam Yang
Chief Financial Officer (Principal Financial and Accounting Officer)

