Form 10-K
period 2025-12-31
Nixxy, Inc.
filed 2026-04-15
CIK 1462223

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53641

NIXXY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1505893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(877) 708-8868

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock	NIXX	NASDAQ Capital Market
Common Stock Purchase Warrants	NIXXW	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $41,370,727 based on $2.09, the closing price of the Registrant’s Common Stock on that date.

As of April 15, 2026, the Registrant had 26,892,426 shares of its Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation, the following:

•	our ability to continue as a going concern;
•	raise additional capital, if needed, to support our operations;
•	the rate and degree of market acceptance of our products and services;
•	our ability to expand our sales organization to address effectively existing and new markets that we intend to target;
•	impacts from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;
•	our ability to compete effectively in a competitive industry;
•	our ability to achieve positive cash flow, maintain financial viability, and meet our financial obligations as they become due;
•	our ability to continue to meet the Nasdaq Capital Market requirements;
•	our ability to achieve our financial and operational objectives;
•	the availability of qualified employees;
•	general business and macroeconomic conditions;
•	our ability to secure and protect intellectual property rights or obtain necessary licenses;
•	our ability to avoid infringement of third-party intellectual property rights;
•	unanticipated costs, liabilities, or charges arising from violations of covenants under existing or future financing agreements;
•	our ability to operate our platforms free from security breaches or cybersecurity incidents; and
•	our ability to identify, acquire, and successfully integrate complementary businesses, assets, or strategic partnerships.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Item 1A, Risk Factors” in this Annual Report and in other filings we make with the Securities and Exchange Commission (“SEC”).

We operate in a competitive and rapidly evolving environment, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks or assess the impact of all factors that may affect our business. As a result, actual results, performance, or achievements may differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information, or changes in expectations.

You should read this Annual Report and the documents incorporated by reference herein with the understanding that our actual future results and performance may differ materially from what we currently expect.

ii

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

Risk Factors Related to the Business of the Company

•	Because we have a history of net losses, we may never achieve or sustain profitability or positive cash flow from operations.

•	We will need to raise additional funds in the near future in order to execute our business plan and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

•	If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

•	Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

•	The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

•	Our products face intense competitive challenges, including rapid technological changes and pricing pressure from competitors, which could adversely affect our business.

•	Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

•	The termination of our carrier agreements or our inability to enter into new carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

•	Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

•	We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

•	We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

•	Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

•	We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

iii

•	Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

•	Our AI systems may not perform as intended.

•	Natural disasters, terrorist acts, acts of war, pandemics, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations.

•	If we are unable to successfully manage growth, our operations could be adversely affected.

•	If we are unable to respond to technological advancements and other changes in our industry by developing and releasing new services, or improving our existing services, in a timely and cost-effective manner or at all, our business could be materially and adversely affected.

•	The loss of key personnel could disrupt the management and operations of our business.

Risk Factors Related to Uncertainty

•	We may be subject to securities litigation, which is expensive and could divert management attention.

•	We may be subject to tax and regulatory audits which could subject us to liabilities.

•	Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Risk Factors Related to our Shares

•	Due to factors beyond our control, our stock price may be volatile.

•	Future issuance of our Common Stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

•	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

iv

PART I

ITEM 1. BUSINESS

Overview

Nixxy, Inc. (“Nixxy,” the “Company,” “we,” “us,” or “our”) is a Nevada corporation focused on building an artificial intelligence-enabled communications and data infrastructure platform that supports global telecommunications services and emerging transaction-enabled workflows.

The Company operates a carrier-scale telecommunications network delivering wholesale voice and messaging services, enhanced by automation, data analytics, and AI-driven routing technologies. In parallel, the Company is developing an integrated platform designed to support the convergence of communications and financial workflows across global markets.

During the period from 2023 through 2025, the Company completed a strategic transformation from a recruitment and staffing services business into a communications and infrastructure technology company. As of December 31, 2025, the Company has divested or separated substantially all legacy recruiting operations and is primarily engaged in telecommunications services, data infrastructure, and related platform initiatives.

Our common stock trades on the Nasdaq Capital Market under the symbol “NIXX.”

Strategic Transformation

Historically, the Company operated recruitment marketplaces, staffing services, and career-related software platforms under the Recruiter.com brand.

Key milestones in our transformation include:

•	2023 – Sale of staffing business
•	Q3 2024 – Sale of Recruiter.com website assets
•	December 30, 2025 – Completion of legacy recruiter business divestment

Following the divestment of the remainder of our recruiter business, the Company no longer maintains majority ownership or control of the legacy recruitment marketplace business.

As a result of these actions, the Company has repositioned itself as a communications and data infrastructure platform with a focus on scalable telecommunications services and adjacent technology-driven opportunities.

Current Business Focus and Technology Strategy

The Company is focused on building a revenue-backed, carrier-scale communications platform that leverages artificial intelligence and automation to scale global voice and messaging services, improve operating performance, and expand into adjacent infrastructure and transaction-enabled markets.

Our strategy is guided by a structured execution model:

•	Scale the engine – Grow high-volume communications infrastructure and recurring telecom revenue
•	Improve the mix – Enhance margins through AI-enabled routing, automation, and traffic optimization
•	Move up the stack – Expand into infrastructure, software, and communications-driven financial workflows

Management believes that global commerce is increasingly constrained by fragmentation between communications systems and financial transaction infrastructure, creating an opportunity for integrated platforms that connect messaging, identity, and payments into unified workflows.

Auralink Telecommunications Platform (NIXXY COMM™)

Our core operating subsidiary provides a cloud-based telecommunications platform offering:

•	Wholesale voice termination
•	SMS routing and delivery
•	Optimized logic-based traffic flows
•	Real-time billing and settlement systems
•	Carrier interconnect services

This platform serves as the Company’s primary revenue engine, supporting high-volume communications traffic across global carrier relationships.

The Company integrates optimized logic and automation into its operations to enhance scalability and efficiency, including:

•	Intelligent routing and quality-of-service governance
•	Automated billing, settlement, and revenue assurance
•	Fraud detection and anomaly monitoring
•	Margin optimization through traffic mix management

These capabilities enable the Company to manage communications traffic at scale while improving delivery consistency and operational efficiency.

Telco + Fintech Convergence Strategy

The Company is pursuing a strategy to extend its communications platform into transaction-enabled workflows, leveraging its global network infrastructure to support financial interactions embedded within communications channels.

This strategy is based on the premise that modern commerce increasingly relies on messaging for authentication, notifications, and customer engagement, while financial transactions often occur on separate, disconnected systems. Management believes that integrating these functions may improve efficiency, reduce friction, and enable new service capabilities across global markets.

The Company’s approach includes:

•	Enabling communications-driven transaction workflows, such as payment notifications, confirmations, and identity verification
•	Supporting cross-border messaging and financial interactions through global telecom infrastructure
•	Leveraging AI and automation to enhance compliance, routing, and workflow execution

Execution of this strategy is supported by the Company’s infrastructure assets, software platforms, and strategic partnerships, including development collaboration with PayToMe.co.

PayToMe.co is a Silicon Valley–based AI-native financial technology platform enabling embedded payments and cross-border transaction workflows across global markets.

While the Company is actively developing these capabilities, commercialization timing, adoption, and financial impact remain subject to execution, market conditions, and regulatory considerations.

Platform Architecture and Infrastructure

The Company’s platform is structured as a multi-layer architecture designed to support communications, data processing, and application-level workflows:

Communications Layer (NIXXY COMM™)

Provides global voice and messaging infrastructure, routing, and billing systems.

Infrastructure Layer (NIXXY CORE™)

Includes edge computing and data infrastructure assets associated with Everythink Innovations Limited, designed to support:

•	Low-latency processing environments
•	AI inference and data processing
•	Communications-integrated workloads
•	Scalable compute and storage capabilities

These assets are intended to enable real-time processing of communications and transaction-related data within controlled infrastructure environments.

Application and Workflow Layer

Includes software platforms designed to convert communications into structured workflows, including:

•	AQUA AI software platform, supporting conversational engagement and automation across communications channels, will be the basis of the Company’s Agentic Ecommerce solutions.
•	Leadnova.ai, an AI-enabled application designed to integrate communications with data-driven business processes (currently in user acceptance testing with a targeted commercial beta planned for 2026, subject to execution)

Transaction Enablement Layer

Through strategic partnerships, including PayToMe.co, the Company is developing capabilities intended to support:

•	Messaging-based payment workflows (e.g., text-to-pay)
•	Transaction confirmations and financial notifications
•	Cross-border transaction messaging
•	Communications-driven financial interactions

These capabilities are in planning and development and are intended to extend the Company’s communications platform into transaction-enabled ecosystems over time.

Technology Assets and Acquisitions

During 2025, the Company acquired or licensed intellectual property supporting its transition toward AI-enabled telecommunications and infrastructure operations, including:

•	Telecommunications routing and billing systems
•	AI software infrastructure (including AQUA AI)
•	Edge data infrastructure assets (including Everythink)
•	Generative AI development assets

These acquisitions were accounted for primarily as asset acquisitions under ASC 805.

Management believes these assets provide a foundation for expanding beyond telecommunications transport into higher-value infrastructure and software-driven services.

Growth Strategy and Commercial Expansion

The Company’s growth strategy is focused on:

•	Scaling communications volume and network reach through carrier relationships and route expansion
•	Improving unit economics through automation, optimized logic routing, and traffic mix optimization
•	Expanding into higher-value services across infrastructure, software, and transaction-enabled workflows

Recent commercial engagements, including services agreements with third parties, are intended to generate incremental revenue, improve operational performance, and reinforce the Company’s position as a trusted operator within the telecommunications ecosystem.

In addition, the Company is pursuing partnerships and development initiatives to support its expansion into communications-enabled financial workflows and cross-border transaction services.

Industry Overview

The global telecommunications services market was estimated by industry sources at approximately $1.98 trillion in 2024 and is projected to grow at a mid-single-digit compound annual rate through 2030.

Within this market, AI adoption and automation are expected to grow at a faster rate, driven by:

•	Increasing network complexity and data volumes
•	Demand for cost efficiency and automation
•	Fraud detection and security requirements
•	Real-time performance optimization

The Company operates within the wholesale telecommunications and AI-enabled infrastructure segment and is expanding into adjacent markets at the intersection of communications and financial technology.

Competitive Landscape

The Company competes with:

•	Global telecommunications carriers
•	Regional wholesale voice and messaging providers
•	Cloud communications platforms
•	Optimized logic routing, billing, and analytics providers
•	Emerging communications-enabled fintech platforms

Competition is based on:

•	Pricing and cost efficiency
•	Route quality and delivery performance
•	Reliability and service levels
•	Technology capabilities and automation
•	Network reach and carrier relationships
•	Ability to integrate communications with broader workflows

The Company’s competitive approach emphasizes automation, disciplined traffic optimization, infrastructure integration, and expansion into higher-value service layers.

Intellectual Property

The Company’s business relies on a combination of:

•	Licensed software and infrastructure platforms
•	Proprietary algorithms and routing logic
•	Trade secrets and confidential information
•	Third-party technology and development agreements

The Company uses contractual protections, including confidentiality and licensing agreements, to safeguard its intellectual property and commercial information. Infrastructure initiatives include edge computing capacity and network assets associated with acquired technologies, including facilities in Vancouver and Fremont, intended to support resilient workloads and future platform expansion.

Employees

As of December 31, 2025, the Company employed two full time employees and a number of independent contractors.

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

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider all of the risks described more fully in this section before deciding to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected.

Important factors that could cause actual results or events to differ materially, but are not limited to, the following:

Risk Factors Related to the Business of the Company

Because we have a history of net losses, we may never achieve or sustain profitability or positive cash flow from operations.

We have incurred net losses in each fiscal year since inception, including net losses of approximately $15.0 million for the year ended December 31, 2025, and $22.6 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of approximately $113.8 million. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ deficit and working capital and could result in a decline in our stock price or cause us to cease operations. Our independent registered public accounting firm has previously expressed substantial doubt about our ability to continue as a going concern. If we cannot achieve sustained profitability or obtain additional financing, we may be required to curtail operations.

We will need to raise additional funds in the near future in order to execute our business plan and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

We require additional capital in the future in order to fund our growth strategy or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Our telecommunications operations require working capital to support carrier deposits, traffic volume, and settlement cycles. We may also determine to raise equity or debt financing for other reasons. For example, in order to further enhance business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners.

We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing shareholders could experience significant dilution. In addition, any debt financing obtained by us in the future, whether in the form of a credit facility or otherwise, could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In addition, because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts.

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

On February 20, 2026, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that our consolidated closing bid price has been below $1.00 per share for 30 consecutive business days and that, therefore, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which is the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Nasdaq Rule”). The notice does not result in the immediate delisting of our common stock from The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have automatically been afforded a 180-calendar day grace period to regain compliance. The continued listing standard will be met if the consolidated closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If we are not in compliance by such date, we may be afforded a second 180-calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we do not regain compliance within the allotted 180-day compliance period and is not eligible for a second 180-day compliance period, our common stock would be subject to delisting unless it requested a hearing before an independent Nasdaq Hearings Panel. A request for a hearing would stay any suspension or delisting action pending the hearing and any additional extension period granted by the Nasdaq Hearings Panel.

If our common stock were to be delisted from Nasdaq, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. There is no assurance that we will maintain its compliance with the Nasdaq Rule in the future.

Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

A reduction in our prices to compete with any other offers in the market will not always guarantee an increase in traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins. The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, have adversely affected the use of traditional phone communications. We expect this IP-based service, which offers voice communications for free to continue to increase, which may result in increased substitution on our service offerings.

Additionally, our cost of revenue is significant and margins may fluctuate. Wholesale telecommunications is a low-margin industry subject to rapid pricing changes. Increases in carrier costs or pricing compression could materially impact profitability.

Our products face intense competitive challenges, including rapid technological changes and pricing pressure from competitors, which could adversely affect our business.

All of our product lines are subject to significant competition from existing and future competitors, market conditions and technological change, or a combination of them, and our sales revenues and gross margins may suffer protracted and serious declines with the result that we would likely incur protracted losses. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance, we could incur protracted and significant losses and people who acquire our common stock would suffer losses thereby.

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease, as a result of a reduction in prices, increased input costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases. We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
•	the budgetary constraints of our customers; seasonality;
•	the success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;
•	the mix, by state and country, of our revenues, personnel and assets;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us;
•	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

The termination of our carrier agreements or our inability to enter into new carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements to provide our telecommunications services to our customers. These carrier agreements are, in most cases for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our revenue depends on relationships with telecommunications carriers and interconnection agreements. We rely on third-party carriers to originate and terminate traffic. Loss, modification, or unfavorable renegotiation of these agreements could materially reduce revenue. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. This concentration of revenue increases our exposure to non-payments and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We intend to make acquisitions of complementary (including competitive) businesses, products and technologies. However, any future acquisitions may result in material transaction costs, increased interest and amortization expenses related to goodwill and other intangible assets, increased depreciation expenses and increased operating expenses, any of which could have an adverse effect on our operating results and financial position. Acquisitions will require integration of acquired assets and management into our operations to realize economies of scale and control costs. Acquisitions may involve other risks, including diversion of management attention that would otherwise be available for ongoing internal development of our business and risks inherent in entering markets in which we have no or limited prior experience. In connection with future acquisitions, we may make potentially dilutive issuances of equity securities. In addition, consummation of acquisitions may subject us to unanticipated business uncertainties, contingent liabilities or legal matters relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us. There can be no assurance that our business will grow through acquisitions, as anticipated.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product and service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products and services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	diversion of management time and focus from operating our business;
•	use of resources that are needed in other areas of our business;
•	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;
•	in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company;
•	in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our systems, platforms and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•	in the case of an acquisition, difficulty integrating, supporting or enhancing acquired product lines or services, including difficulty in transitioning acquired solutions developed with different source code architectures to our integrated platforms, difficulty in supporting feature development across our full suite of house-built and acquired solutions and strain on resources from marketing and supporting multiple platforms prior to integration;
•	in the case of an acquisition, retention and integration of employees from the acquired company, and preservation of our corporate culture;
•	in the case of an acquisition, reliance on certain existing executive teams of acquired companies in new industries;
•	in the case of an acquisition or divestiture, difficulty delivering on our product strategy, including building a platform that enables us to drive value across our full ecosystem of merchants, suppliers and consumers;
•	unforeseen costs or liabilities;
•	adverse effects to our existing business relationships with partners and customers as a result of the acquisition, investment or divestiture;
•	the possibility of adverse tax consequences;
•	in the case of an acquisition or divestiture, we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;
•	fluctuations in the value of our investments, impairment to the value of our investments, or the failure to realize a return on such investments;
•	regulatory risks, litigation or other claims inherited from or arising in connection with the acquired company, investment or divestiture;
•	in the case of a divestiture, unforeseen loss of institutional knowledge, resources, know-how, or other assets;
•	in the case of a divestiture, potential contractual obligations may trigger, such as change of control obligations, which may negatively impact our ability to execute on such divestiture, our business, our financial condition, or our operating results; and
•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.
•	We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent that such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. In addition, the acquisitions and investments that we consummate may fail to achieve our strategic objectives, in which case we may shut down, divest, or otherwise exit the acquired business or investment, which could harm our reputation and adversely affect our financial position and results of operations.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for us. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of us may be limited, or we may make material expenditures on additional personnel or consultants to assist management in our operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any of our shareholders following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

Changes to federal, state and foreign government regulations and decisions in regulatory proceedings, as well as private litigation, could further increase our operating costs and/or alter customer perceptions of our operations, which could materially adversely affect us.

Companies operating the telecommunications industry are subject to significant federal and state regulation, including the FCC and in some instances, by state and local agencies. Adverse regulations and rulings by the courts, the FCC or states relating to broadband and wireless deployment, could impede our ability to manage our networks and recover costs and lessen incentives to invest in our networks. The continuing growth of IP-based services, especially when accessed by wireless devices, has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which may involve lengthy litigation to resolve and may result in outcomes unfavorable to us. In addition, increased public focus on a variety of issues related to our operations, such as privacy issues, government requests or orders for customer data, and concerns about global climate change, have led to proposals or new legislation at state, federal and foreign government levels to change or increase regulation on our operations, which could result in additional costs of compliance or litigation. Enactment of new privacy laws and regulations could, among other things, adversely affect our ability to collect data and offer targeted advertisements or result in additional costs of compliance or litigation.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete, or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Our AI systems may not perform as intended.

AI-driven routing and analytics tools may produce inaccurate results, leading to billing errors, network inefficiencies, or contractual disputes. Rapid technological change could render our systems obsolete. Telecommunications and AI technologies evolve rapidly. Failure to adapt to new standards or protocols could reduce competitiveness. Increased regulation of artificial intelligence may increase compliance costs. Emerging AI regulations may impose additional operational and reporting requirements.

Natural disasters, terrorist acts, acts of war, pandemics, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations.

Our inability to operate our telecommunications networks because of the events listed above, even for a limited period, may result in loss of revenue, significant expenses, which could have a material adverse effect on our results of operations and financial condition. Network disruptions, service outages, or routing failures could materially harm our business. Our services depend on uninterrupted operation of telecommunications infrastructure. System failures, cyberattacks, or routing errors may result in lost revenue and reputational damage.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems. To be successful, we need to continue to have available a high capacity, reliable and secure network for our and our customers’ use. As any other company, we face the risk of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. There is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services, which subject us to the costs of providing those services, which are likely not recoverable. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information may be compromised by a malicious third-party penetration of our network security, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material internal or customer information has been compromised.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

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

The loss of key personnel could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives and employees. We are highly dependent on the abilities of our Chief Executive Officer, Mike Schmidt. We believe that the combination of skills and experience possessed by our executive officers and other key employees could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy.

Risks Related to Legal Uncertainty

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

We may be subject to tax and regulatory audits which could subject us to liabilities.

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved. We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or other security breaches, including internal security failures, could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.

As a critical infrastructure service provider, we transmit large amounts of data over our systems, and process and store highly sensitive customer data. Consequently we, our third-party service providers, and our customers operate in an industry that is prone to cyber-attacks. Despite our efforts to prevent these events, some of these attacks could result in a material adverse impact to our operations due to distributed denial of service attacks, ransomware attacks, malware, virus, credential harvesting, man-in-the-middle attacks, or social engineering attacks. We do not believe these incidents are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

Cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable information, customer data or protected information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated third-party operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open- and software-defined networks, (iii) the challenges of operating and maintaining our complex multi-continent network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) the large number of our employees working from remote locations, (vii) our IT support agreements with purchasers of businesses we have divested over the past few years and (viii) as further discussed below, the difficulty of defending against increasingly sophisticated attacks.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data incidents, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, AI and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, which can delay and limit our ability to accurately assess and fully remediate the impact of the attack, and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries, and the attendant increased possibility of cyber warfare targeting us in the event of a direct conflict. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our business, operations or financial results.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

•	General speculative fever;
•	A prospective business combination and the terms and conditions thereof;
•	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;
•	The performance of our competitors in the marketplace, both pre- and post-combination;
•	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;
•	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;
•	Variations in general economic conditions, including as may be caused by uncontrollable events;
•	The public disclosure of the terms of any financing we disclose in the future;
•	The number of shares of our Common Stock that are publicly traded in the future;
•	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and
•	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Future issuance of our Common Stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of our Common Stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our Common Stock as consideration or by investors who has previously acquired such Common Stock could have an adverse effect on the market price of our Common Stock.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

We recognize the importance of cybersecurity in protecting our operations, customer information, and proprietary data. We are committed to implementing robust security measures to mitigate the risk of cyber incidents that could potentially disrupt our business operations or compromise the integrity of our data.

Engage Third-parties on Risk Management

Our cybersecurity strategy encompasses a comprehensive suite of measures designed to protect our systems and data from unauthorized access, use, alteration, or destruction. These measures include, but are not limited to:

•	Implementation of advanced cybersecurity technologies, including firewalls, intrusion detection systems, and encryption protocols, to safeguard our network and data.
•	Regular security assessments and penetration testing conducted by external experts to identify and remediate potential vulnerabilities.
•	Establishing and maintaining incident response and recovery plans to ensure timely and effective responses to any cybersecurity incidents.

Oversee Third-party Risk

To manage the risks associated with third-party service providers, we plan to conduct regular calls with our providers to monitor compliance on an ongoing basis. Issues that arise are addressed immediately with mitigating measures added to avoid future problems.

Risks from Cybersecurity Threats

We have not faced cybersecurity risks in connection with our business strategy, results of operations, or financial condition, to date, we have not experienced threats to and security incidents related to our data and systems, including denial of service and phishing attacks.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our third-party provider, the Company's manager of Information Technology (referred to as “IT”). Their knowledge, experience and relationship with our third-party vendor are instrumental in developing and executing our cybersecurity strategies.

Risk Management Reporting

The IT Team provides updates to upper Management on a routine basis or as potentially critical risks from cybersecurity threats or incidents arise. In addition, the audit committee will be notified if any material cybersecurity concerns that may impact internal controls, data storage, or the integrity of our financial reporting.

Risk Management

Despite our diligent efforts to secure our systems and data, we acknowledge that no cybersecurity measures can completely eliminate the risk of cyber incidents. The evolving nature of cyber threats means that we must continually adapt our cybersecurity strategies to address new and emerging risks.

In recognition of these risks, these controls are supported primarily through trusted third-party enterprise platforms, including Google G-Suite, QuickBooks, our cloud-based telecommunications switching infrastructure, DocuSign, and other enterprise service providers utilized from time to time. The Company’s internal processes are to review and handling of notices, alerts, and reports generated by these platforms. Specifically:

•	Continuous monitoring of networks and systems is performed by third-party providers, with the Company receiving and reviewing alerts and reports relating to any unauthorized or suspicious activity.
•	Cybersecurity updates and enhancements are managed and deployed by the respective enterprise platform providers, with the Company relying on notifications and update communications provided by those vendors.
•	Information sharing regarding cybersecurity threats and best practices is facilitated through third-party providers, industry partners, and relevant government agencies, with the Company receiving and assessing such communications as part of its oversight process.
•	Maintaining cyber insurance to mitigate the financial impact of potential cybersecurity incidents.

Potential Impact of Cybersecurity Incidents

We recognize that a significant cybersecurity incident could have material adverse effects on our business, including operational disruptions, financial losses, legal liabilities, and damage to our reputation. Such incidents could also result in the loss of proprietary information or the exposure of sensitive customer data, leading to further financial and reputational harm.

In conclusion, while we are committed to employing comprehensive cybersecurity measures to protect against cyber threats, there are inherent risks associated with cybersecurity that could impact our business. We continue to monitor our cybersecurity landscape actively and adapt our defenses to mitigate these risks as much as possible.

ITEM 2. PROPERTIES

The Company does not own any real property. The Company currently leases office space on a month-to-month basis at 1178 Broadway, 3rd Floor, New York, NY 10001, which serves as its principal business address.

The Company primarily operates through a distributed and virtual workforce and does not maintain additional leased office facilities. Management believes that its current arrangements are adequate for its present needs and that suitable additional space will be available on commercially reasonable terms should expansion require it.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company evaluates all claims on a case-by-case basis and establishes accruals when a loss is probable and reasonably estimable. Except as described below, the Company is not currently a party to any material legal proceedings.

BKR Strategy Group Matter

The Company initiated litigation against BKR Strategy Group related to unpaid invoices and a $0.5 million promissory note executed on November 30, 2021. On June 21, 2022, tendered judgment in favor of the Company in the amount of $0.5 million, plus 12% interest. The Company dismissed a related secondary action. No additional accrual has been recorded in connection with this matter.

Pipl, Inc.

On September 6, 2023, the Company was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of Connecticut alleging non-payment of services rendered between January 3, 2021, and December 7, 2022 in an amount exceeding $267 thousand plus interest and costs. The Company has filed a counterclaim. The matter remains pending. At this time, the Company cannot reasonably estimate the outcome.

Creditors Adjustment Bureau, Inc.

On March 13, 2024, Creditors Adjustment Bureau, Inc. filed a complaint in the Superior Court of California alleging amounts due under assigned contracts totaling approximately $214 thousand plus interest and fees. The Company is defending the action. The matter remains in preliminary stages, and the Company cannot estimate the potential loss, if any.

HireTeammate, Inc. (d/b/a hireEZ)

On November 20, 2024, Recruiter.com Inc. was named as a defendant in a lawsuit filed in the Supreme Court of New York alleging breach of contract related to unpaid platform management services totaling approximately $79 thousand plus interest and costs. The matter is pending.

Regal Nutra, LLC and Dauntless Media, LLC Arbitration

In 2025, Regal Nutra, LLC and Dauntless Media, LLC initiated arbitration proceedings through JAMS in New York against Nixxy, Inc. and others, alleging breach of contract and fraud related to a series of business arrangements. The Company has objected to jurisdiction, asserting it was not a party to the agreements at issue, has no relationship with the claimants, and did not agree to arbitration. The arbitration remains pending. The Company cannot estimate potential loss, if any.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “NIXX.”

Holders

Based upon information provided by our transfer agent, as of April 15, 2026, there were approximately 525 holders of record of our Common Stock. This number does not include beneficial owners whose shares are held in nominee or “street name” accounts through brokers or other intermediaries. As of April 15, 2026, there were no holders of record of our Series E Convertible Preferred Stock.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business.

Under Nevada law, dividends may only be paid from legally available funds, including surplus or net profits. Given our historical operating losses, we do not currently have accumulated earnings or surplus from which dividends could be declared.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such statements.

Overview

During the year ended December 31, 2025, the Company continued to execute its strategic transformation into a communications and data infrastructure platform. The Company’s operating focus is centered on scaling its telecommunications revenue base, improving operating efficiency through automation and AI-enabled routing, and expanding into higher-value infrastructure and software-driven applications.

The Company’s telecommunications platform has experienced significant growth in traffic volumes and revenue run-rate, supported by expanded carrier relationships, improved routing performance, and increased operational scale. Based on internal management estimates and prior disclosures, the Company’s telecommunications business has reached an annualized revenue run-rate of approximately $150 million to $180 million as of late 2025, although such run-rate may not be indicative of future results.

Revenue Growth and Communications Platform Scaling

The Company’s revenue growth has been primarily driven by:

•	Expansion of wholesale voice and messaging traffic volumes
•	Increased number of carrier interconnect relationships
•	Improved routing performance and delivery consistency
•	Repeatable, transaction-based revenue streams tied to communications traffic

Management believes that the Company’s communications platform represents a scalable and repeatable revenue engine, where incremental traffic can be added with limited proportional increases in operating overhead. Revenue is largely usage-based and may fluctuate based on traffic volumes, routing decisions, customer demand, and market pricing conditions.

Margin Expansion and Traffic Mix Optimization

A core component of the Company’s strategy is the improvement of unit economics through a combination of traffic mix optimization and operational automation.

Key drivers of margin expansion include:

•	Traffic mix shift: Increasing the proportion of higher-margin messaging (SMS) traffic relative to lower-margin voice traffic over time
•	Optimized logic routing: Utilizing automation and data analytics to optimize route selection, improve quality of service, and enhance cost efficiency
•	Operational automation: Reducing manual intervention in routing, billing, and settlement workflows

Management believes that these initiatives support a disciplined margin expansion framework, although realized margins may vary depending on market conditions, pricing dynamics, and traffic composition.

Operating Efficiency and Automation

The Company has invested in AI-enabled systems designed to:

•	Monitor network performance and traffic flows
•	Detect anomalies and mitigate fraud risks
•	Automate routing and quality-of-service governance
•	Improve billing accuracy and settlement processes

These capabilities are intended to improve operating efficiency, reduce manual overhead, and enhance consistency across the Company’s telecommunications operations. As the platform scales, management expects automation to play an increasing role in supporting operational leverage; however, the timing and extent of such benefits remain dependent on execution and market conditions.

Expansion into Infrastructure and Software

In addition to its core telecommunications operations, the Company has made investments in infrastructure and software assets intended to support higher-value applications, including:

•	Edge data infrastructure associated with Everythink Innovations Limited
•	AI-enabled software platforms, including AQUA and Leadnova.ai
•	Platform components designed to support workflow automation and data processing

These initiatives are intended to enable the Company to process communications and related data within controlled infrastructure environments and to support the development of software-based offerings over time.

Leadnova.ai is currently in user acceptance testing, with a targeted commercial beta planned for 2026, subject to execution.

Telco + Fintech Convergence Initiatives

The Company is pursuing opportunities at the intersection of telecommunications and financial technology, leveraging its communications infrastructure to support transaction-enabled workflows.

These initiatives include:

•	Messaging-based payment enablement (e.g., text-to-pay functionality)
•	Transaction notifications and confirmations
•	Identity verification and authentication workflows
•	Cross-border communications supporting financial interactions

The Company is developing these capabilities in part through strategic partnerships, including collaboration with PayToMe, which provides development resources and fintech platform capabilities.

PayToMe.co is a Silicon Valley–based AI-native financial technology platform enabling embedded payments and cross-border transaction workflows across global markets.

Management believes that integrating communications and transaction workflows may represent a significant long-term opportunity; however, these initiatives are in development, and their timing, adoption, and financial impact remain uncertain and subject to execution and regulatory considerations.

Liquidity and Capital Strategy

The Company continues to evaluate capital allocation strategies to support:

•	Growth in telecommunications traffic volumes
•	Investment in infrastructure and platform development
•	Strategic partnerships and potential acquisitions

Management expects that continued revenue growth and operational improvements may support progress toward improved cash flow performance; however, the Company may require additional capital to execute its growth strategy.

Key Business Drivers and Outlook

Management believes that the Company’s future performance will be influenced by:

•	Growth in global communications traffic volumes
•	Ability to maintain and expand carrier relationships
•	Execution of traffic mix optimization and margin expansion strategies
•	Progress in infrastructure and software commercialization
•	Development of communications-enabled fintech capabilities

While management believes the Company is positioned to benefit from these trends, actual results may differ materially due to market conditions, competition, regulatory factors, and execution risks.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Revenue was approximately $97.9 million for the year ended December 31, 2025 compared to $6 thousand for the year ended December 31, 2024.

The significant increase in revenue was primarily attributable to the expansion of the Company’s telecommunications services business during 2025, including:

•	Scaling of wholesale telecommunications operations
•	Increased traffic volumes in international voice and SMS routing
•	Strategic acquisitions completed during 2025
•	Growth and diversification of global carrier relationships

Revenue reported in 2024 primarily reflected minimal contributions from remaining HR-tech related operations.

Cost of Revenue

Cost of revenue was approximately $97.9 million for the year ended December 31, 2025 compared to $3 thousand for the year ended December 31, 2024. 2025 represented direct costs associated with carrier termination fees, interconnection charges, network access, and telecommunications infrastructure supporting our wholesale voice and SMS operations.

Our wholesale telecommunications model is designed to support high-volume transaction processing across global carrier networks. As traffic volumes increase, we benefit from enhanced purchasing leverage, optimized routing strategies, and expanded carrier relationships, which support operating efficiencies and scalable infrastructure deployment. We continue to focus on improving network optimization, vendor diversification, and strategic carrier partnerships to enhance cost performance over time.

Operating Expenses

Operating expenses are approximately $11.8 million for the year ended December 31, 2025, compared to $13.0 million for the year ended December 31, 2024. The decrease of $1.2 million was primarily attributable to a $3.0 million reduction in impairment expense, partially offset by a $1.4 million increase in amortization of intangible assets.

Sales and Marketing

Sales and marketing expense was approximately $0.6 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. The decrease was primarily attributable to reduced marketing expenditures as part of the Company’s cost management initiatives focused on improving operating margins.

Product Development

Product development expense for the year ended December 31, 2025, increased to approximately $246 thousand, compared to $41 thousand for the year ended December 31, 2024. The increase was primarily attributable to higher hosting, data, technology, and design costs associated with the development and expansion of the Company’s telecommunications business.

Amortization of Intangibles Assets

For the year ended December 31, 2025 the Company recorded non-cash amortization expense of approximately $1.9 million, compared to $569 thousand for the year ended December 31, 2024.

The increase in amortization expense during 2025 was primarily attributable to intangible assets acquired in connection with the Company’s 2025 telecommunications-related acquisitions, as well as the GOLQ technology license acquired in 2024. Amortization expense in 2024 primarily related to intangible assets acquired in prior acquisitions, including Scouted, Upsider, OneWire, Novo Group, and GOLQ.

Impairment Expense

For the year ended December 31, 2025, the Company recorded a non-cash goodwill impairment charge of approximately $1.7 million, compared to $4.7 million for the year ended December 31, 2024.

The decrease in impairment expense during 2025 was primarily attributable to the substantial impairment of goodwill recognized in 2024. The remaining goodwill balance, which related primarily to legacy recruiting operations, was fully impaired during 2025 in connection with the Company’s strategic transition and divestiture of its historical recruitment business.

General and Administrative

General and administrative expenses consist primarily of compensation-related costs for personnel performing corporate, finance, and administrative functions, as well as legal, audit, tax, consulting, and other professional fees and general corporate expenses.

General and administrative expenses was approximately $7.2 million for the year ended December 31, 2025, including $3.7 million of non-cash stock-based compensation, compared to $7.0 million for the year ended December 31, 2024, including $4.4 million of non-cash stock-based compensation.

Other Expense

Other expense for the year ended December 31, 2025 was approximately $1.3 million, primarily attributable to a $1.2 million change in the fair value of contingent consideration.

This compares to other expenses of approximately $7.6 million for the year ended December 31, 2024, which was primarily driven by of a loss on debt extinguishment of 8.5 million. The 2024 loss was partially offset by a gain on assets sale of approximately $1.8 million.

Net Income (Loss)

For the year ended December 31, 2025, the Company reported a net loss from continuing operations of approximately $13.1 million, compared to a net loss from continuing operations of approximately $20.7 million for the year ended December 31, 2024.

The decrease in net loss from continuing operations was primarily attributable to the absence of the $8.5 million net loss on debt settlement and extinguishment recognized in 2024, as well as reduced impairment charges in 2025.

For the year ended December 31, 2025, the Company reported a net loss from discontinued operations of approximately $1.9 million, compared to a net loss from discontinued operations of approximately $1.9 million for the year ended December 31, 2024.

Definition of Non-GAAP Financial Measures

This Annual Report on Form 10-K includes certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. These measures are presented as supplemental information and should not be considered a substitute for net income (loss) or other financial measures prepared in accordance with U.S. GAAP.

We define Adjusted EBITDA as net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, stock-based compensation, impairment charges, changes in fair value of contingent consideration, gains or losses on debt settlement and extinguishment, and other non-cash or non-recurring items, as applicable.

Management uses these measures to evaluate operating performance and for internal planning and forecasting purposes. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is included elsewhere in this report.

Because non-GAAP measures are defined differently by different companies, they may not be comparable to similarly titled measures used by other companies.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024
Net loss from continuing operations	$(13,099)	$(20,651)
Interest expense and finance cost, net	123	654
Depreciation & amortization	1,947	591
EBITDA (loss)	(11,029)	(19,406)
Bad debt (recovery) expense	7	(66)
Loss on debt extinguishment	–	8,506
Goodwill and intangible assets impairment	1,748	4,721
Stock-based compensation	3,701	4,425
Adjusted EBITDA (Loss)	$(5,573)	$(1,821)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was approximately $4.6 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024.

For the year ended December 31, 2025 the Company reported a net loss from continuing operations of $13.1 million and net loss from discontinued operations of $1.9 million. The net loss includes non-cash expenses, including:

•	Depreciation and amortization of $1.9 million (continuing) and $474 thousand (discontinued)
•	Goodwill impairment of $1.7 million
•	Stock-based compensation of $3.7 million (continuing) and $984 thousand (discontinued)
•	Change in fair value of contingent consideration $1.2 million
•	Loss on fair value of marketable securities of $136 thousand

For the year ended December 31, 2024, net loss from continuing operating operations was $20.7 million and net loss from discontinued operations was $1.9 million. The 2024 net loss included significant non-cash charges, including:

•	Loss on debt extinguishment of $8.5 million
•	Goodwill impairment of $4.7 million
•	Stock-based compensation of $4.4 million (continuing) and $1.2 million (discontinued)
•	Gain on sale of assets of $1.8 million

The increase in cash used in operating activities during 2025 was primarily attributable to lower non-cash charges compared to 2024, particularly the absence of the significant debt extinguishment loss recorded in 2024.

Investing Activities

Net cash used in investing activities was approximately $400 thousand for the year ended December 31, 2025, compared to net cash provided by investing activities of $1.8 million for the year ended December 31, 2024.

The 2024 cash inflow primarily related to proceeds from the sale of assets. The 2025 cash outflow was primarily attributable to purchases of intangible assets associated with the Company’s telecommunications expansion.

Financing Activities

Net cash provided by financing activities was approximately $2.6 million for the year ended December 31, 2025. The primary sources of financing were:

•	$1.8 million from the issuance of common stock
•	$775 thousand from proceeds under a line of credit

For the year ended December 31, 2024, net cash provided by financing activities was approximately $3.9 million, primarily attributable to:

•	$4.3 million from issuance of common stock
•	$599 thousand from exercised warrants

These inflows were partially offset by $1.1 million in note repayments.

Liquidity and Going Concern

As of December 31, 2025, the Company had cash on hand of approximately $182 thousand.

Based on current operating levels and cash on hand, the Company does not have sufficient capital to meet its working capital needs for the next twelve months. The Company has incurred recurring losses and negative operating cash flows since inception.

For the year ended December 31, 2025, the Company reported a net loss from continuing operations of $13.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. They do not include any adjustments that might result from the outcome of this uncertainty.

Historically, the Company has funded operations primarily through equity issuances. The Company expects to seek additional capital through equity or other financing arrangements; however, there can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to obtain adequate funding, it may be required to significantly reduce or cease operations.

Financing Arrangements

Convertible Line of Credit

On September 4, 2025, the Company entered into a Convertible Line of Credit Agreement with Siwatex OÜ, pursuant to which the lender agreed to provide a revolving credit facility of up to $2 million for working capital and general corporate purposes.

Borrowings under the agreement bear interest at 8.25% per annum and mature twelve months from the effective date, subject to extension provisions. The lender may convert outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price no lower than $2.00 per share.

As of December 31, 2025, approximately $775 thousand plus accrued interest was outstanding under this facility.

D&O Premium Financing

On December 28, 2025, the Company entered into a premium financing arrangement related to its directors’ and officers’ insurance policy. The financing has an original principal amount of approximately $56 thousand and bears interest at 9.2%.

Novo Debt Conversion

During 2025, the Company completed the conversion of all outstanding amounts under its promissory note previously issued in connection with the Novo Group acquisition. On August 12, 2025, approximately $1.2 million of principal and $298 thousand of accrued interest were converted into 748,433 shares of common stock at $2.00 per share.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results may differ from those estimates.

Significant estimates include:

•	Fair value of intangible assets acquired in asset acquisitions
•	Goodwill impairment assessments
•	Valuation of stock-based compensation
•	Fair value of contingent consideration
•	Revenue recognition judgments, including principal versus agent considerations
•	Deferred tax valuation allowances

The Company considers the valuation of intangible assets and goodwill to be its most critical accounting estimates due to the significant judgment involved in determining fair value and assessing impairment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive.

The Company’s primary revenue source as of December 31, 2025 is telecommunications services provided through its Auralink operations.

Telecommunications Revenue

The Company generates revenue from wholesale voice termination and SMS transmission services under bilateral carrier agreements. Pricing is established through contractual rate schedules based on destination and service type. Each voice call or SMS message represents a distinct performance obligation. Revenue is recognized at a point in time when delivery is completed and control transfers to the customer, typically upon successful transmission. The Company acts as principal in these arrangements, as it controls routing infrastructure, establishes pricing, and bears delivery risk. Accordingly, revenue is recognized on a gross basis. Settlements with counterparties may occur on a net basis operationally; however, revenue and related costs are recorded gross in accordance with ASC 606.

Discontinued Operations

Revenue streams associated with legacy marketplace, consulting, and staffing operations have been discontinued and are presented within discontinued operations.

Contract Liabilities

Contract liabilities represent advance payments received for services not yet performed. Revenue is recognized when the associated performance obligations are satisfied. Sales taxes collected are excluded from revenue.

Intangible Assets

Intangible assets consist primarily of acquired technology and customer-related assets obtained through asset acquisitions in 2024 and 2025. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

The Company evaluates intangible assets for impairment when events or changes in circumstances indicate that carrying amounts may not be recoverable. During the year ended December 31, 2025, domain name intangible assets were impaired.

Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators arise.

The Company performs its annual impairment assessment as of December 31. During 2025, the assessment resulted in full impairment of the remaining goodwill balance.

Impairment testing may involve significant judgment, including assumptions regarding projected cash flows, discount rates, growth rates, and market conditions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. Compensation expense is measured at the grant-date fair value of the award and recognized over the requisite service period.

The fair value of stock options is estimated using the Black-Scholes option pricing model, which requires assumptions regarding volatility, expected term, risk-free interest rates, and forfeiture rates.

Recently Issued Accounting Pronouncements

The Company adopted ASU 2023-09 (Income Taxes – Improvements to Income Tax Disclosures) effective January 1, 2025. Adoption did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 (Expense Disaggregation Disclosures), effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this standard.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and due to the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in the COSO Internal Control — Integrated Framework (2013).

Management previously identified material weaknesses as of December 31, 2024, including:

•	Insufficient segregation of duties within the accounting function due to limited personnel resources; and
•	Lack of sufficient in-house technical accounting expertise to evaluate complex or non-routine transactions.

During 2025, the Company undertook steps to strengthen its internal control environment, including:

•	Enhancing review-level controls over financial reporting;
•	Expanding documentation of technical accounting analyses;
•	Increasing coordination among legal, finance, and operational personnel; and
•	Hiring experienced internal and external accounting professionals.

While these measures have improved the overall control environment, management determined that the material weaknesses described above had not been fully remediated as of December 31, 2025. The Company intends to continue strengthening its finance and accounting infrastructure during 2026.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of the date of this Annual Report:

Director/Officer	Age	Position	Director/Officer Since
Mike Schmidt	56	Chief Executive Officer and Director	May 2025
Meilin Yu	55	Chief Financial Officer	December 2025
Lillian Mbeki	48	Director	March 2024
David Kratochvil	60	Director	January 2025
Elsa Sung	52	Director	January 2025
Ashissh Raichura	53	Director	April 2025

Each director serves a one-year term and holds office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

Executive Officers

Mike Schmidt - Chief Executive Officer and Director

Mr. Schmidt serves as the Chief Executive Officer of the Company and as a member of the board of directors. He has more than two decades in the communications and telecommunications industries. From January 2021 until May 2025, he served as Vice President of Business Development at Biologic Pharmamedical Research. From May 2014 until August 2016, Mr. Schmidt served as President of Urban Communications Inc., or Urbanfibre. Previously, he served as Vice President of Business Development at Teliphone Navigata Westel from December 2012 to April 2014. From July 2009 to December 2012, he served as Chief Executive Officer of Uniserve Communications. Mr. Schmidt holds a Bachelor of Arts degree from the University of Guelph.

Meilin Yu - Chief Financial Officer

Ms. Yu is a seasoned finance executive with more than 20 years of experience leading financial strategy, capital markets initiatives, and corporate governance for publicly traded and multinational organizations. She has deep expertise in SEC reporting, internal controls, mergers and acquisitions, and enterprise transformation across technology-driven and regulated industries. From 2022 to 2024, she served as Chief Financial Officer and Treasurer of a Nasdaq-listed financial technology company, where she led public reporting, capital markets transactions, audit oversight, and enterprise financial operations. From 2012 to 2022, she served as a director and strategic finance advisor to a publicly traded biotechnology company, supporting growth initiatives, restructuring efforts, and complex financial transactions. Earlier in her career, Ms. Yu held senior finance leadership roles at Fortune 50 multinational corporations, including Unilever and ExxonMobil, where she oversaw global accounting operations, internal control environments, and large-scale financial and technology transformation initiatives. Ms. Yu holds a Bachelor’s degree in Computer Systems and a Master of Business Administration (MBA). She is a Certified Public Accountant (CPA), Certified Global Management Accountant (CGMA), Certified Internal Auditor (CIA), and Six Sigma Black Belt.

Non-Employee Directors

David Kratochvil – Director

Mr. Kratochvil has over 30 years of experience in investment banking, venture capital, and corporate finance. He currently serves as Managing Partner of Vista Capital Advisors and as Managing Director of Kenmar Securities, LLC. He has previously served as Chief Financial Officer of multiple public companies, including Northann Corp (NYSE: NCL) and VolitionRx (NYSE: VNRX). Earlier in his career, he held senior roles at Euro Pacific Capital, Merrill Lynch Asset Management, and Omega Advisors. Mr. Kratochvil holds an MBA from the University of Chicago Booth School of Business and a B.S. in Economics from The Wharton School of the University of Pennsylvania. He maintains FINRA Series 7, 24, 63, 79, 86, and 87 registrations. He has served as our Director and became Chairman of the Board in January 2026.

Elsa Sung – Director

Ms. Sung has more than 20 years of financial and accounting experience, including serving as Chief Financial Officer of a Nasdaq-listed company. Since February 2017, she has been a Managing Member of Canvas Group, Inc., a financial advisory and consulting firm. She previously served as Chief Financial Officer of Jiangbo Pharmaceuticals, Inc. (Nasdaq: JCBO) and held audit roles at Ernst & Young LLP and Sherb & Co. Ms. Sung holds an MBA and a Bachelor of Science in Accounting from Florida Atlantic University. She is a licensed CPA in the State of Georgia (inactive). She has served as our Director since January 2025.

Lillian Mbeki - Director

Ms. Mbeki has served as Chief Executive Officer of ELLEM Marketing & Communications LTD since July 2013. She brings executive leadership experience in strategic communications and business development. Ms. Mbeki holds a Doctorate in Business Administration and an MBA from Edinburgh Business School, a Master of Science in Health Systems Management from Kenyatta University, and a Bachelor of Science in Nursing from the University of Nairobi. She has served on the Board since March 2024.

Ashissh Raichura - Director

Mr. Raichura is a seasoned entrepreneur and technologist with more than 30 years of global experience in product development, telecommunications, and healthcare innovation. Since January 2017, he has served as Founder and Chief Executive Officer of Scanbo, a point-of-care diagnostic platform integrating artificial intelligence and biosensor technologies. He previously held senior technology leadership roles, including Chief Technology Officer at HealthSaverz.com and Vice President of Product Development and Technology at Temple Consulting Group Ltd. Mr. Raichura has extensive experience leading complex technology initiatives across global markets. He holds a Ph.D. in Cloud Computing from Simon Fraser University and certifications in Advanced IoT Solutions. He has served as our Director since April 2025.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees

The Board has established the following standing committees:

•	Audit Committee
•	Compensation Committee
•	Nominating and Corporate Governance Committee

The current membership of each committee and the independence status of each director are set forth in the table below.

Name	Audit	Compensation	Nominating
Mike Schmidt
David Kratochvil	X	X	X
Elsa Sung	X	X
Ashissh Raichura		X	X
Lillian Mbeki	X		X

The Board has determined that Ms. Sung qualifies as an “audit committee financial expert,” as defined under SEC rules, and is independent under applicable Nasdaq listing standards.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and other employees. A copy of the Code of Ethics is available upon written request to Nixxy, Inc., 1178 Broadway, 3rd Floor New York, NY 10001, Attention: Corporate Secretary. The Company intends to disclose any amendments to, or waivers from, the Code of Ethics as required by SEC rules.

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, 4, and 5 and any amendments thereto furnished to the Company during the fiscal year ended December 31, 2025, the Company believes that all directors, executive officers, and beneficial owners of more than 10% of its common stock complied with the Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended December 31, 2025 and 2024.

For purposes of this disclosure, “Named Executive Officers” include (i) our principal executive officer serving during fiscal 2025 and (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2025.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mike Schmidt,	2025	105,000	–	174,000	–	–	–	279,000
Chief Executive Officer (1)	2024	–	–	–	–	–	–	–
MeiLin Yu,	2025	14,000	–	–	–	–	–	14,000
Chief Financial Officer (2)	2024	–	–	–	–	–	–	–
Miles Jennings,	2025	230,000	332,581	–	–	30,000	592,581	–
former Chief Executive Officer (3)	2024	200,082	–	336,449	–	–	–	536,531
Evan Sohn,	2025	–	–	774,300	–	–	60,000	834,300
former Chief Executive Officer	2024	21,581	–	336,449	–	–	37,000	395,030
Adam Yang,	2025	103,326	–	105,500	–	–	–	208,826
former Chief Financial Officer	2024	31,332	–	–	–	–	–	31,332
Debra Chen Volpone,	2025	5,000	–	–	–	–	375,000	380,000
former Chief Executive Officer	2024	–	–	–	–	–	–	–

(1)	Mr. Schmidt has served as Chief Executive Officer from May 2025.
(2)	Ms. Yu has served as our Chief Financial Officer since December 2025.
(3)	Mr. Jennings served as Interim Chief Executive Officer from February 2025 to May 2025 and previously served as President and Chief Operating Officer.

The amounts reported in the “Stock Awards” column represent the grant date fair value of awards computed in accordance with ASC 718. The assumptions used in calculating these amounts are described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

Employment Agreements

Yu-san “Debra” Chen Volpone

In January 2025, the Company entered into an employment agreement with Yu-san “Debra” Chen Volpone. In connection with Chen Volpone’s appointment as the Company’s Chief Executive Officer of the Company, effective January 1 2025, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ms. Chen Volpone for a term of one year (the “Initial Term”), with an automatic six-month extension unless either the Company or Ms. Chen Volpone provide written notice no more than ninety (90) days before and no less than ten (10) days prior to the expiration of the Initial Term. Ms. Chen Volpone shall receive a salary during the Initial Term of $350,000.

In February 2025, Ms. Volpone resigned as Chief Executive Officer.

Mike Schmidt

In May 2025, the Company entered into an employment agreement with Mr. Mike Schmidt to serve as Chief Executive Officer with an initial base salary of $10,000 per month and an award of 100,000 restricted stock units vesting quarterly over twelve months.

In December 2025, in connection with his separation from the Company, Mr. Miles Jennings received $30,000 cash payments and 30,000 restricted stock units that vested immediately pursuant to a separation agreement.

Compensation of Non-Employee Directors

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended December 31, 2025.

Name	Year	Fees Earned or Paid in Cash ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Lillian Mbeki	2025	30,000	608,000	–	638,000
	2024	16,667	–	–	16,667
Elsa Sung	2025	36,000	608,000	–	644,000
	2024	–	–	–	–
David Kratochvil	2025	30,000	608,000		638,000
	2024	–	–	–	–
Ashissh Raichura	2025	22,500	170,000		192,500
	2024	–	–	–	–

Outstanding Equity Awards at December 31, 2025

As of December 31, 2025, an aggregate of 137,499 shares of the Company's common stock subject to granted director equity awards remained unvested.

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of Common Stock that the person has the right to acquire within 60 days of April 15, 2026, including through the exercise of options, settlement of restricted stock units, conversion of securities, or otherwise. These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Nixxy, Inc., 1178 Broadway, 3rd Floor New York, NY 10001.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 15, 2026 by:

•	each of our directors and executive officers
•	all directors and executive officers as a group, and
•	each person known to us to beneficially own more than 5% of our outstanding Common Stock

The percentage ownership information in the table is based on 26,892,426 shares of Common Stock issued and outstanding as of April 15, 2026.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class
Mike Schmidt (1)	50,000	*
Lillian Mbeki (1)	70,833	*
Elsa Sung (1)	70,833	*
David Kratochvil (1)	70,833	*
Ashissh Raichura (1)	66,667	*
Meilin Yu	–	*
All executive officers and directors as a group (6 persons)	329,166	1.20%
5% Stockholders
NexGenAI Holding	2,095,446	7.70%
Everythink Innovation Limited	2,000,000	7.3%
LifeLine Business (2)	1,817,335	6.70%
ZK International Group Co Ltd.	1,749,975	6.4%
Savitr Tech OU	1,696,333	6.20%
Robert Seguso	1,390,481	5.1%

*	Less than 1%.

(1)   Includes shares issuable upon settlement of vested restricted stock units that are issuable within 60 days after April 15, 2026.

(2)   Includes shares issuable pursuant to a debt settlement agreement that are issuable within 60 days after April 15, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025, with respect to our compensation plans under which equity securities may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:	(a)	(b)	(c)
2017 Equity Incentive Plan (1)	3,000	36.00	84,200
2021 Equity Incentive Plan (1)	1,000	36.00	227,530
2024 Equity Incentive Plan (1)	–	–	1,650,000
Total	4,000	36.00	1,961,730

(1) The weighted average exercise price relates to the options only. RSUs were excluded as they have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a summary of transactions since January 1, 2025 to which the Company was a participant in which the amount involved exceeded $120,000 and in which any director, executive officer, or beneficial owner of more than 5% of the Company’s common stock, or any immediate family member of the foregoing, had a direct or indirect material interest.

Termination and Settlement Agreement

On February 20, 2025, the Company and Yu-san “Debra” Chen Volpone, former Chief Executive Officer, entered into a Termination and Settlement Agreement, whereby the Company agreed to settle any amounts due under her employment agreement, dated January 1, 2025, for an aggregate $350,000 plus an additional reimbursement of $25,000 in legal expenses.

Everythink Asset Acquisition

On August 12, 2025, the Company entered into and closed an Asset Purchase Agreement with Everythink Innovation Limited (“Everythink”), pursuant to which the Company acquired certain intellectual property and related assets. The aggregate consideration consisted of:

•	2,000,000 shares of the Company’s common stock, valued at $1.89 per share on the closing date; and
•	Cash consideration of $150,000, payable upon the earlier of (i) the Company maintaining a cash balance in excess of $1.3 million, or (ii) the closing of a financing that increases the Company’s cash balance to $1.3 million within 90 days of execution of the agreement.

Everythink Innovation Limited is a beneficial owner of more than 5% of the Company’s common stock.

Savitr Asset Acquisition

On February 20, 2025, the Company acquired certain intellectual property assets from Savitr Tech OU for cash consideration of $300,000. In addition, the agreement provides for contingent equity consideration equal to:

•	4.9% of the Company’s total issued and outstanding common shares upon achievement of $250,000 in revenue generated by the acquired assets; and
•	An additional 4.9% of the Company’s total issued and outstanding common shares upon achievement of $5 million in revenue generated by the acquired assets.

Savitr Tech OU is a beneficial owner of more than 5% of the Company’s common stock.

Divestment of Legacy Business

On December 30, 2025, the Company completed the divestment of its legacy business pursuant to a separation and distribution agreement. In connection with the transaction, equity interests associated with the divestment were distributed to certain former directors and officers of the Company.

Director Independence

The Board of Directors has determined that each of the Company’s current non-employee directors is independent within the meaning of the applicable Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by KG CPA LLP, our current independent registered public accounting firm, Salberg & Company, P.A. and HTL International, our former independent registered public accounting firms, for the fiscal years ended December 31, 2025 and 2024.

(in thousands)	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit fees - KG CPA LLP	$90	$–
Audit fees - HTL International	106	–
Audit fees - Salberg & Company, P.A.	22	133
Audit related fees - HTL International	10
Audit related fees - Salberg & Company, P.A.	18	10
Tax fees	–	–
All other fees	–	–
Total	$246	$143

•	Audit-Related Fees - consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” These services include consultation regarding accounting and financial reporting matters.

•	Tax Fees - consist of professional services rendered for tax compliance, tax advice, and tax planning. No tax fees were incurred during fiscal 2025 or 2024.

•	All Other Fees - consist of fees billed for products and services other than those reported above. No such fees were incurred during fiscal 2025 or 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or furnished as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit		Incorporated by Reference	Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger, by and between Recruiter.com Group, Inc., a Delaware corporation and Recruiter.com Group, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company, resulting in the Company’s reincorporation from the State of Delaware to the State of Nevada	10-K	3/9/21	2.1
3.1	Articles of Incorporation	10-Q	6/25/20	3.1(a)
3.2	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	9/26/24	3.1
3.3	Bylaws, as Amended	8-K	9/26/24	3.2
3.4	Certificate of Designation of Series E Convertible Preferred Stock	10-Q	6/25/20	3.1(c)
3.5	Certificate of Change pursuant to NRS 78.209, filed with Nevada Secretary of State on June 17, 2021	8-K	6/24/21	3.1
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on August 22, 2023	8-K	8/28/23	3.1(d)
3.7	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/10/24	3.1(e)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	8/14/24	4.7
4.2	Form of Common Stock Purchase Warrant granted on August 17, 2022	8-K	08/17/22	4.1
10.2	Master Distribution Agreement, dated as of December 31, 2025, by and between Nixxy, Inc. and Cognogroup, Inc.	8-K	01/07/26	10.1
10.3	Separation Agreement, dated as of December 31, 2025, by and between Nixxy, Inc. and Cognogroup, Inc.	8-K	01/07/26	10.2
10.4	Bilateral Agreement, dated February 24, 2025, between Mexedia S.p.A. SB and Nixxy, Inc.	8-K	02/24/25	10.1
10.5	Convertible Line of Credit Agreement, dated September 4, 2025, between Nixxy, Inc. and Siwatex OÜ	8-K	09/10/25	10.1

Exhibit		Incorporated by Reference	Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.6	Asset Purchase Agreement dated March 3, 2025 by and between Atlantic Energy Solutions Inc. and Wizco Group, Inc.	8-K	03/07/25	10.1
10.8	Form of Debt Settlement and Release Agreement, dated September 19, 2024	8-K	09/19/24	10.2
10.9	Recruiter.com Group, Inc. 2024 Equity Incentive Plan	8-K	09/12/24	10.1
10.10	Asset Purchase Agreement dated August 12, 2025 by and between Nixxy, Inc. and Everythink Innovation Limited.	8-K	8/18/25	10.1
10.11	Amendment to Employment Agreement, dated August 12, 2025, between Nixxy, Inc. and Mike Schmidt	10-Q	8/13/25	10.1
10.12	Asset Purchase Agreement dated June 3, 2025, by and between Nixxy, Inc. and NexGenAI Holding Group, Inc.	8-K	6/9/25	10.1
10.13	Employment Agreement, dated as of May 7, 2025, between the Company and Mike Schmidt.	8-K	5/12/25	10.1
10.14	Asset Purchase Agreement dated March 28, 2025 by and between Nixxy, Inc. and Aqua Software Technologies Inc.	8-K	4/2/25	10.1
19.1	Nixxy, Inc. Insider Trading Policy				Filed
21.1	Subsidiaries	10-K	3/9/21	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished**
32.2	Section 1350 certification of Chief Financial Officer				Furnished**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K/A	4/21/2025	97.1
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				Filed

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplemental to the Securities and Exchange Commission staff upon request.

Item 16. Form 10-K Summary

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: April 15, 2026	By:	/s/ Mike Schmidt
Mike Schmidt
Chief Executive Officer

Dated: April 15, 2026	By:	/s/ MeiLin Yu
MeiLin Yu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mike Schmidt	Chief Executive Officer and Director	April 15, 2026
Mike Schmidt

/s/ MeiLin Yu	Chief Financial Officer	April 15, 2026
MeiLin Yu

/s/ Ashissh Raichura	Director	April 15, 2026
Ashissh Raichura

/s/ Elsa Sung	Director	April 15, 2026
Elsa Sung

/s/ Lillian Mbeki	Director	April 15, 2026
Lillian Mbeki

/s/ David Kratochvil	Director	April 15, 2026
David Kratochvil

NIXXY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

Nixxy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nixxy, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses with significant accumulated deficit, and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ KG CPA LLP

KG CPA LLP

We have served as the Company’s auditor since 2026

New York, NY

April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Nixxy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nixxy, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019

Boca Raton, Florida

March 31, 2025 (Except for the retrospective reclassifications in 2024 relating to discontinued operations that occurred in 2025 as discussed in Note 6 as to which the date is March 27, 2026).

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$182	$2,533
Accounts receivable, net of allowance for credit losses of $835 and $864, respectively	1,331	8
Prepaid expenses and other current assets	108	459
Investment in Marketable Securities	343	142
Current assets of discontinued operations	–	24
Total current assets	$1,964	$3,166
Property and equipment, accumulated depreciation of $61 and $54, respectively	–	7
Intangible assets, net	11,217	801
Goodwill	–	1,747
Non-current assets of discontinued operations	–	1,235
Total assets	$13,181	$6,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,506	$1,074
Accrued expenses	930	767
Accrued compensation	125	123
Accrued interest	11	254
Contingent consideration	500	–
Other liabilities	17	17
Loans payable - current portion, net of discount	56	1,199
Line of credit payable	775	–
Refundable deposit on preferred stock purchase	285	285
Contract liabilities	–	49
Current liabilities of discontinued operations	–	608
Total current liabilities	5,205	4,376

Total liabilities	5,205	4,376
Commitments and contingencies (Note 10)
Stockholders' Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 25,946,889 and 15,086,476 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	3	2
Common Stock to be issued, 402,737 and 506,625 shares as of December 31, 2025 and 2024, respectively	–	–
Additional paid-in capital	121,771	101,591
Accumulated deficit	(113,798)	(99,013)
Total stockholders' equity	7,976	2,580
Total liabilities and stockholders' equity	$13,181	$6,956

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024
REVENUE
Revenue	$97,906	$6
OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	97,870	3
Sales and marketing	604	671
Product development	246	41
Amortization of intangibles	1,943	569
Goodwill and intangible assets impairment	1,748	4,721
General and administrative	7,250	7,021
Total operating expenses	109,661	13,026
LOSS FROM CONTINUING OPERATIONS	(11,755)	(13,020)
OTHER (EXPENSES) INCOME
Interest expense	(123)	(654)
Gain on assets sale	–	1,763
Loss on adjustment of fair value of marketable securities	(136)	(240)
Loss on debt extinguishment	–	(8,506)
Other income (expense)	69	6
Change in fair value of contingent consideration	(1,154)	–
Total other (expenses) income	(1,344)	(7,631)
Loss from continuing operations before income taxes	(13,099)	(20,651)
Provision for income taxes	–	–
NET LOSS FROM CONTINUING OPERATIONS	(13,099)	(20,651)
Net loss from discontinued operations	(1,884)	(1,943)
Net loss	(14,983)	(22,594)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,983)	$(22,594)

NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.64)	$(3.49)
NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	(0.09)	(0.33)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.73)	$(3.82)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	$20,423,471	$5,910,003

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands, except share data)

	Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	15,086,476	$2	506,625	$–	$101,591	$(99,013)	$–	$2,580
Stock based compensation - Options	–	–	–	–	37	–	–	37
Stock based compensation - Stock	395,000	–	234,167	–	2,546	–	164	2,710
Issuance of common stock upon settlement of debt	300,000	–	(300,000)	–	–	–	–	–
Issuance of common stock for services	577,774	–	(40,000)	–	881	–	–	881
Issuance of common stock for intangible assets	6,964,151	1	–	–	12,464	–	137	12,602
Proceeds from sale of common stock in offering	1,113,667	–	113,333	–	1,840	–	–	1,840
Issuance of common stock upon conversion of debt	746,488	–	1,945	–	1,497	–	–	1,497
Issuance of common stock in settlement of consulting contract	650,000	–	–	–	915	–	–	915
Issuance of common stock in private offering	113,333	–	(113,333)	–	–	–	–	–
Distribution of CognoGroup, Inc.	–	–	–	–	–	198	(301)	(103)
Net Loss	–	–	–	–	–	(14,983)	–	(14,983)
Balance as of December 31, 2025	25,946,889	$3	402,737	$–	$121,771	$(113,798)	$–	$7,976

	Preferred Stock Series E		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	86,000	$–	1,433,903	$–	–	$–	$77,349	$(76,419)	$930
Stock based compensation - Options	–	–	–	–	–	–	112	–	112
Common stock issued for services	–	–	2,702,374	–	40,000	–	5,502	–	5,502
Conversion of Preferred stock, Series E, to Common stock	(86,000)	–	28,667	–	–	–	–	–	–
Common stock issued in connection with purchase of intangible assets	–	–	392,155	–	–	–	647	–	647
Warrants issued in connection with purchase of intangible assets	–	–	–	–	–	–	480	–	480
Issuance of common stock upon conversion of promissory notes	–	–	454,415	–	–	–	797	–	797
Common stock issued upon exercise of warrants for debt conversion	–	–	213,186	–	–	–	592	–	592
Common stock issued upon exercise of warrants for cash, net	–	–	222,222	–	–	–	599	–	599
Common stock issued upon exercise of warrants issued with purchase of intangible assets	–	–	290,714	–	–	–	–	–	–
Proceeds from sale of common stock	–	–	3,647,640	1	–	–	4,331	–	4,332
Issuance of common stock upon settlement	–	–	89,256	–	–	–	153	–	153
Issuance of common stock upon settlement of debt	–	–	5,611,944	1	466,625	–	11,029	–	11,030
Net loss	–	–	–	–	–	–	–	(22,594)	(22,594)
Balance as of December 31, 2024	–	$–	15,086,476	$2	506,625	$–	$101,591	$(99,013)	$2,580

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024
Cash Flows From Operating Activities
Net loss	$(14,983)	$(22,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,422	1,055
Equity based compensation expense - stock	4,648	5,503
Equity based compensation expense - options	37	112
Accounts receivable collected on assets held for distribution	7	–
Allowance for (recovery of) credit losses	7	(84)
Impairment expense	1,748	4,721
Loss on shares issued in settlement of consulting agreement	–	153
Loss on debt settlement	–	8,521
Gain on deconsolidation	(337)	–
Change in fair value of derivative liability	53	–
Change in fair value of warrant liability	2	(13)
Loss on adjustment of fair value of marketable securities	136	240
Gain on assets sale	–	(1,763)
Amortization of debt discount and debt costs	–	177
Change in fair value of contingent consideration	1,154	–
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,330)	458
Decrease (increase) in prepaid expenses and other current assets	416	(207)
Increase (decrease) in accounts payable and accrued liabilities	1,502	(321)
Decrease in deferred revenue	(49)	(54)
Net cash used in operating activities	(4,567)	(4,096)

Cash Flows from Investing Activities:
Purchase of intangible assets	(400)	–
Proceeds from sale of assets	–	1,763
Net cash (used in) provided by investing activities	(400)	1,763

Cash Flows from Financing Activities:
Issuance of common stock, net of fees	–	4,331
Repayments of notes	–	(1,072)
Gross proceeds from exercise of the warrants	–	599
Proceeds from sale of common stock in offering	1,841	–
Proceeds from line of credit payable	775	–
Net cash provided by financing activities	2,616	3,858

Net (decrease) increase in cash	(2,351)	1,525
Cash, beginning of year	2,533	1,008

Cash, end of year	$182	$2,533

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$–	$150
Cash paid during the year for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock issued upon purchase of intangible assets	$11,460	$647
Warrants issued in connection with purchase of intangible assets	$–	$480
Issuance of common stock issued upon conversion of note payable	$–	$274
Issuance of common stock from conversion of warrants	$–	$592
Issuance of common stock for debt settlements	$–	$2,706
Stock to be issued for fixed consideration	$500	$–
Issuance of common stock upon debt conversion	$1,497	$–
D&O Insurance Policy	$65	$–
Distribution associated with Spin-off	$103	$–

The accompanying notes are an integral part of these consolidated financial statements.

NIXXY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Nixxy, Inc. (“Nixxy”, the “Company”, “we”, “us”, or “our”) is a Nevada corporation engaged in the wholesale telecommunications business. The Company has five wholly-owned subsidiaries: Recruiter.com, Inc.; Nixxy, LLC (formerly known as Recruiter.com Recruiting Solutions LLC); Auralink AI, Inc. ("Auralink"); Recruiter.com Consulting, LLC and VocaWorks, Inc. (“VocaWorks”).

During 2023–2025, the Company executed a strategic transformation from a recruitment and staffing services business into a wholesale telecommunications services business. As of December 31, 2025, the Company has divested or spun out substantially all legacy recruiting operations and is primarily engaged in wholesale voice, messaging, and routing and billing solutions.

The Company's common stock trades on the Nasdaq Capital Market under the symbol “NIXX.”

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Nixxy, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

On December 30, 2025, the Company completed the separation of its legacy recruiting marketplace business line and assets, through a spin-off. The Company plans to issue shareholders of record on a future date a number of shares of the separated entity common stock for every one share of Nixxy, Inc. common stock on the distribution date.

In accordance with ASC 205-20, the results of the separated entity are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2024. The consolidated statements of changes in stockholders' equity and statement of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Nixxy, Inc. unless otherwise noted. See Note 6, Discontinued Operations, for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions. Included in these estimates are assumptions used to estimate collection of accounts receivable, fair value of marketable securities, fair value of assets acquired in asset acquisitions and the estimated useful life of assets acquired, fair value of securities issued in asset acquisitions, deferred income tax asset valuation allowances, valuation of stock-based compensation expense, and estimates related to the allocation of expenses, assets, and liabilities to CognoGroup. Critical accounting estimates are the fair value of intangible assets, goodwill, stock options and warrants.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of December 31, 2025. As of December 31, 2025, and December 31, 2024, the Company had $0 thousand and $2.3 million in excess of the FDIC limit, respectively. The Company had no cash equivalents as of December 31, 2025, and 2024.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Revenue recognition is evaluated through the following five steps:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations
•	Recognition of revenue when or as performance obligations are satisfied

Telecommunications Services (Continuing Operations)

The Company generates revenue primarily through its Auralink AI subsidiary, which operates a cloud-based telecommunications platform providing:

•	Wholesale voice termination
•	SMS routing and delivery
•	Carrier interconnect services
•	Real-time billing and settlement services

These services are provided under bilateral carrier agreements that establish pricing based on contractual rate schedules (“Rate Decks”), typically on a per-minute or per-message basis.

Performance Obligations

Each successfully terminated voice call or delivered SMS message represents a distinct performance obligation. Revenue is recognized at a point in time when the telecommunications service is completed — specifically, when a voice call is successfully terminated or a message is delivered and confirmed by the recipient carrier’s network.

Principal vs. Agent Considerations

The Company evaluates whether it controls the telecommunications services before they are transferred to customers. The Company acts as principal in these transactions because it:

•	Controls routing infrastructure
•	Establishes pricing
•	Is responsible for service delivery
•	Assumes performance and credit risk
•	Manages carrier relationships

Accordingly, revenue is recognized on a gross basis. Although settlements with counterparties may occur on a net basis for operational efficiency, revenue and cost of revenue are recorded on a gross basis in the consolidated statements of operations.

Contracts and Payment Terms

Telecommunications agreements typically have one-year terms with early termination provisions. Payment terms are generally 30 to 60 days. Revenue is measured based on reconciled call detail records and traffic reports.

Contract Liabilities

Contract liabilities consist of deferred revenue and advance customer payments. Deferred revenue arises when the Company receives consideration from customers prior to satisfying the related performance obligations. Deferred revenue is recognized as revenue when the Company fulfills its performance obligations under the contract. The Company does not have any contract liabilities as of December 31, 2025.

Revenue Disaggregation

In accordance with ASC 606-10-50-5, the Company disaggregates revenue by revenue stream and reporting period to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenues disaggregated by revenue stream for each of the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Telecommunication services	$97,906	$–
Consulting and staffing services	–	6
Total revenue	$97,906	$6

Revenue from international sources is determined based on the customer’s location, regardless of where the services are performed or products are delivered. Revenue from international sources was approximately 100.0% and 2.0% for the year ended December 31, 2025, and 2024, respectively.

Cost of Revenue

Cost of revenue in 2024 consisted of employee costs, third party staffing costs and other fees, outsourced recruiter fees and commissions based on a percentage of Nixxy, LLC gross margin, almost entirely attributable to discontinued operations (See Note 6). In 2025, cost of revenue consisted almost entirely of Auralink related technology and supply costs.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. Accounts determined to be uncollectible are charged to operations when that determination is made. The Company usually does not require collateral. Accounts receivable is presented net of allowance for doubtful accounts on the consolidated balance sheet. The Company has recorded an allowance for credit losses of $835 thousand and $864 thousand as of December 31, 2025, and December 31, 2024, respectively from continuing operations. Credit loss expense (recovery) was $7 thousand and $(66) thousand for the years ended December 31, 2025, and 2024, respectively from continuing operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense from continuing operations for the years ended December 31, 2025, and 2024 was $8 thousand and $22 thousand, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of December 31, 2025, three customers accounted for more than 10% of the accounts receivable balance, at 60% in the aggregate. As of December 31, 2024, two customers accounted for more than 10% of the accounts receivable balance, at 61% in the aggregate.

For the years ended December 31, 2025, two customers accounted for 10% or more of total revenue, at 29% in the aggregate. For the years ended December 31, 2024, no customers accounted for 10% or more of total revenue.

The Company uses a related party firm located overseas for software development and maintenance related to our website and the platform underlying our operations.

The Company was a party to a license agreement with a related party firm (see Note 11).

The Company used a related party firm to provide certain employer of record services (see Note 11)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising and marketing costs from continuing operations were $700 thousand and $671 thousand for the years ended December 31, 2025, and 2024, respectively.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a hierarchical framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which the Company has access at the measurement date.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of our financial assets and liabilities as of December 31, 2025, and December 31, 2024:

	Fair Value at December 31,	Fair Value Measurement Using
(in thousands)	2025	Level 1	Level 2	Level 3
Marketable Securities	$343	$343	$–	$–

	Fair Value at December 31,	Fair Value Measurement Using
(in thousands)	2024	Level 1	Level 2	Level 3
Marketable Securities	$142	$142	$–	$–

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Intangible assets primarily consist of software platforms, licenses, customer-related assets, internal-use software, domains, and other intellectual property acquired through asset acquisitions and licensing arrangements.

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally ranging from three to ten years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. (See Note 5).

Goodwill

The Company accounts for goodwill in accordance with ASC 350. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized and is tested for impairment at least annually, or more frequently if events or circumstances indicate the carrying amount may not be recoverable (See Note 5).

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then proceeds to the quantitative impairment testing methodology using an appropriate valuation method.

Under the quantitative method the Company compares the carrying value of the reporting unit, including goodwill, with its fair value, as determined using an appropriate valuation method. If the carrying value of a reporting unit exceeds its fair value, then the amount of impairment to be recognized is recognized as the amount by which the carrying amount exceeds the fair value.

When required, the Company may arrive at estimates of fair value using a discounted cash flow methodology, which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Marketable Securities

The Company accounts for marketable securities in accordance with ASC 320, Investments - Debt and Equity Securities, and has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the years ended December 31, 2025 and 2024, has been included in a separate line item on the statement of operations, Loss on adjustment of fair value of Marketable Securities.

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

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company's practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 “Compensation - Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Leases

The Company accounts for leases under ASC 842 - Leases. At the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment will be based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right of use assets and lease liabilities for short term leases that have a term of 12 months or less.

Product Development

Product development costs are included in operating expenses on the consolidated statements of operations and consist of support, maintenance and upgrades of the website and IT platform and are charged to operations as incurred.

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of 305,307 and 356,765 were excluded from the computation of diluted earnings per share for the years ended December 31, 2025, and 2024, respectively, because their effects would have been anti-dilutive.

	Year Ended December 31,
(in thousands)	2025	2024
Net loss attributable to commons shareholders, numerator, basic computation	$(14,983)	$(22,594)

	December 31, 2025	December 31, 2024
Options	4,000	13,937
Warrants	301,307	342,828
Convertible preferred stock	–	–
	305,307	356,765

Business Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company's chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company's financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company currently operates in one reportable segment pertaining to telecommunications. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company's CEO reviews operating results on an aggregate basis and manages the Company's operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments primarily relate to expanded disclosure requirements for the effective tax rate reconciliation and income taxes paid. The standard is effective as of January 1, 2025, and allows either a prospective or retrospective application. The Company adopted the revised guidance effective January 1, 2025 and implemented the related disclosure requirements on a retrospective basis in the consolidated financial statements. The adoption only impacted disclosures and had no impacts to the Company's consolidated statements of operations, cash flows, or balance sheets.

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

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $4.6 million in operations during the year ended December 31, 2025, and has a working capital deficit of approximately $3.2 million at December 31, 2025; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months. (iii) the Company will require additional financing for the fiscal year ending December 31, 2026, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company expects but cannot guarantee that demand and margins for telecommunications will improve in 2026. These conditions will affect the company’s overall business and potentially the results of its revenue share and transactions with other third parties. Overall, management is focused on its new business line of telecommunications and improving margins overtime.

The Company may depend on raising additional debt or equity capital to stay operational. Economic conditions may make it more difficult for the Company to raise additional capital when needed. The terms of any financing, if the Company is able to complete one, will likely not be favorable to the Company.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at December 31, 2025 and 2024, consisted of the following:

(in thousands)	December 31,2025	December 31,2024
Prepaid expenses	$43	$2
Prepaid public relations and marketing	–	457
Prepaid insurance	65	–
Prepaid expenses and other current assets	$108	$459

Prepaid expenses are recognized when paid and expensed as the related goods and services are received.

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

On December 30, 2025, the Company finalized the spin-off of CognoGroup, Inc., after which 19.989% ownership was retained through 84,164,000 shares of CognoGroup common stock. CognoGroup is listed on the OTC market. Based on the closing share price, the fair value noted for the year ended December 31, 2025 is $337 thousand.

The Company’s investments in marketable equity securities, primarily shares of Futuris (FTRS) and CognoGroup (CGNO), are held for an indefinite period. Under US GAAP, these equity securities are measured at fair value, with changes in fair value recognized in net income. Although they are publicly traded securities, there can be no guarantee of liquidity or the ability to sell these shares at quoted market prices when desired.

Cost basis of securities held as of December 31, 2025, and 2024 was $890 thousand and $553 thousand, respectively. The accumulated unrealized losses were $546 thousand and $410 thousand as of December 31, 2025, and 2024, respectively. The fair market value of available for sale marketable securities were $343 thousand and $142 thousand as of December 31, 2025, and 2024 respectively.

The reconciliation of the investment in marketable securities is as follows for the years ended December 31, 2025, and 2024:

(in thousands)	December 31,2025	December 31,2024
Beginning Balance – January 1	$142	$382
Additions	337	–
Recognized losses	(136)	(240)
Ending Balance - December 31	$343	$142

Net losses on equity investments were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Net cumulative realized losses on investment sold or assigned	$–	$–
Net cumulative unrealized losses on investments still held	546	410
Total	$546	$410

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

As of December 31, 2024, the Company determined that the carrying value of its online recruiting reporting unit exceeded its estimated fair value under the market approach. As a result, the Company recorded a non-cash goodwill impairment charge of $4.7 million in the consolidated statements of operations. The impairment was primarily driven by a decline in revenue from the Company's online recruiting platform, which reduced the estimated fair value under the market-based revenue multiple analysis. Following this impairment, the goodwill carrying value associated with continuing operations was reduced to $1.7 million as of December 31, 2024.

For the year ended December 31, 2025, the Company performed the goodwill impairment assessment and concluded that the remaining goodwill associated with the Company's legacy online recruiting operations, which no longer represent part of the Company’s core business following the spin-off of the recruiting business, should be fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $1.7 million.

As a result of this impairment, the carrying value of goodwill was reduced to $0 as of December 31, 2025.

The changes in the carrying amount of goodwill for the years ended December 31, 2025, and 2024 are as follows:

(in thousands)	December 31,2025	December 31,2024
Carrying value - January 1	$1,747	$6,443
Impairment losses	(1,747)	(4,696)
Carrying value - end of year	$–	$1,747

Intangible Assets

Intangible assets consist primarily of software platforms, telecommunications billing systems, artificial intelligence technologies, licenses, domains, and other intellectual property acquired through asset acquisitions and licensing agreements. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, generally ranging from three to ten years, in accordance with ASC 350, Intangibles – Goodwill and Other.

GoLogiq Technology License

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the Company issued 392,155 shares of the Company's common stock, valued at $647 thousand, based on the quoted trading price on the grant date, and warrants to purchase 292,000 shares of the Company's common stock valued at $480 thousand based on the Black-Scholes option pricing model.

The Company recorded $328 thousand of amortization expense for the year ended December 31, 2024.

As of December 31, 2025, the GoLogiq license intangible asset had cost basis of $1.1 million with accumulated amortization: $709 thousand and a net carrying value of $419 thousand.

Savitr Tech Systems

On February 20, 2025, the Company acquired telecommunications billing and AI-integrated software systems from Savitr Tech OU, an Estonia-based telecommunications technology company.

The purchase price totaled $2.3 million, consisting of $300 thousand in cash and two tranches of equity consideration totaling up to 9.8% of the Company’s outstanding shares, contingent on revenue milestones.

On March 31, 2025, the Company issued 755,407 shares of its common stock valued at approximately $1.4 million as the first tranche of equity consideration. The Company initially recorded a contingent consideration liability of $605 thousand for the remaining equity obligation. During the year ended December 31, 2025, the Company recorded a $1.2 million loss related to changes in the fair value of the contingent consideration, and the liability was reduced to $0 upon settlement. The transaction was accounted for as an asset acquisition under ASC 805, as substantially all of the fair value of the acquired assets was concentrated in identifiable customer telecommunications contracts.

As of December 31, 2025, the Savitr intangible asset had a cost basis of $2.3 million with an accumulated amortization of $404 thousand and a net carrying value of $1.9 million.

Aqua Software System

On March 28, 2025, the Company acquired certain telecommunications billing systems and AI software assets from Aqua Software Technologies Inc., a Canadian telecommunications software company.

The purchase price consisted of $100 thousand in cash and $3.8 million, payable in the form of 2,087,912 shares of the Company’s common stock, valued at $1.82 per share, based on the closing price on the Nasdaq Capital Market as of March 28, 2025. The acquisition was accounted for as an asset acquisition under ASC 805. The assets are amortized over an estimated five-year useful life.

As of December 31, 2025, the Aqua software assets had accumulated amortization of $591 thousand and a net carrying value of $3.3 million.

NexGenAI System

On June 3, 2025, the Company acquired certain generative AI and machine learning software technologies from NexGenAI Holding Group, Inc.

The purchase price totaled $2.3 million, payable through restricted shares of common stock issued in four installments, based on the 10-day volume-weighted average price (VWAP) preceding each issuance. Installments issued during 2025 include:

•	403,747 shares issued June 5, 2025 ($750 thousand)
•	304,848 shares issued September 25, 2025 ($500 thousand)
•	471,311 shares issued December 22, 2025 ($500 thousand)

As of December 31, 2025, the Company recorded a $500 thousand stock consideration payable representing the remaining installment to be issued.

The acquired assets are amortized over a five-year useful life. As of December 31, 2025, the NexGenAI assets had accumulated amortization of $261 thousand and a net carrying value of $2.0 million.

Everythink EDGE Data Center

On August 12, 2025, the Company acquired EDGE data center software infrastructure, customer telecommunications contracts, and related intellectual property from Everythink Innovation Limited.

The purchase price consisted of 2,000,000 shares of common stock, valued at $1.89 per share, and $150 thousand cash consideration payable upon future financing or cash balance conditions. The equity portion of the consideration was satisfied on August 12, 2025, when the Company issued 2,000,000 shares.

The assets are amortized over a five-year useful life. As of December 31, 2025, the Everythink assets had accumulated amortization of $305 thousand and a net carrying value of $3.6 million.

Intangible assets from continuing operations are summarized as follows:

	December 31, 2024				December 31, 2025
(in thousands)	Cost Basis	Impairment	Accumulated Depreciation	Net Book Value	Cost Basis	Impairment	Accumulated Depreciation	Net Book Value
Customer contracts	$7,568	$(2,269)	$(5,299)	$–	$7,568	$(2,269)	$(5,299)	$–
Software	377	(263)	(114)	–	12,737	(263)	(1,676)	10,798
Domains	34	(25)	(8)	1	34	(26)	(8)	–
License	2,855	–	(2,055)	800	2,855	–	(2,436)	419
Internal Use Software	325	(167)	(158)	–	325	(167)	(158)	–
Total	$11,159	$(2,724)	$(7,634)	$801	$23,519	$(2,725)	$(9,577)	$11,217

Amortization expense related to intangible assets from continuing operations totaled:

•	$1.9 million for the year ended December 31, 2025
•	$569 thousand for the year ended December 31, 2024

Estimated future amortization expense is as follows:

•	2026– $2.9 million
•	2027 – $2.5 million
•	2028 – $2.5 million
•	2029 – $2.5 million
•	Thereafter – $800 thousand

Impairment of Domains

During 2024, the Company determined that certain domain assets associated with Scouted, Upsider, and Onewire would no longer be used and recorded $25 thousand of impairment expense.

During 2025, the Company determined that the Novo Group domain associated with the legacy recruiting business would no longer be used and recorded $1 thousand of impairment expense.

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

NOTE 6 – DISCONTINUED OPERATIONS

As disclosed in Note 1, on December 30, 2025, the Company completed the spin-off of CognoGroup, Inc., which was effectively a separation of the legacy recruiting business from the Company's telecommunications business. All assets, liabilities, equity, and income (loss) related to the historical "Marketplace solutions" line of business and the CognoGroup, Inc. subsidiary were spun-off, and where applicable, transferred as a part of this transaction. This was done as the main focus of the Company's strategic shift toward telecommunications and away from the legacy recruiting business. As a result of the distribution, Nixxy, Inc. intends to issue to shareholders of record at a future date a number to be determined at a future date of shares of CognoGroup, Inc. common stock for every one share of Nixxy, Inc. common stock on the distribution date.

In accordance with applicable accounting guidance, the results of CognoGroup, Inc. are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of CognoGroup, Inc. as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2024. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The Company determined all of the required criteria for held-for-sale in accordance with ASC 205-20-45-1E and discontinued operations classification were met as of December 31, 2025.

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale or distribution. The consolidated statements of operations reported for the fiscal 2025 and 2024 periods report the results of operations of the discontinued operations separate from the results from continuing operations.

The following table presents the major components of "Net loss from discontinued operations" as reported in the consolidated statements of operations for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Revenue	$460	$606
Cost of revenue (exclusive of amortization shown separately below)	2	2
Gross profit	458	604
Operating expenses:
Sales and marketing	161	181
Product development	65	11
General and Administrative	1,926	1,888
Amortization of intangibles	472	458
Total operating expenses	2,624	2,538
Loss from discontinued operations	(2,166)	(1,934)
Other Income (expense)
Interest expense	–	(7)
Gain on deconsolidation	337	–
Loss on debt extinguishment	–	(15)
Change in fair value of warrant liability	(2)	13
Change in fair value of derivative liability	(53)	–
Total other income (expense)	282	(9)
Net loss from discontinued operations	$(1,884)	$(1,943)

The following table presents assets and liabilities that are classified as discontinued operations on the consolidated balance sheet as of December 31, 2024:

Year Ended December 31,
(in thousands)	2024
Current assets
Accounts receivable, net	$24
Total current assets of discontinued operations	24
Noncurrent assets
Property and equipment, net	2
Intangibles assets, net	575
Goodwill	658
Total noncurrent assets of discontinued operations	1,235
Total assets of discontinued operations	1,259
Current liabilities
Accounts payable	68
Accrued expenses	4
Warrant liability	490
Contract liabilities	46
Total current liabilities of discontinued operations	608
Total liabilities of discontinued operations	$608

The following table presents significant cash flow items from discontinued operations for the fiscal years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Net loss	$(1,884)	$(1,943)
Depreciation and amortization expense	$474	$464
Equity based compensation expense - stock	$984	$1,190
Gain on deconsolidation	$(337)	$–

In a pro rata spin-off of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity. Accordingly, the Company has recognized the distribution of net assets to CognoGroup in retained earnings. The Company recognized a gain on deconsolidation within net loss from discontinued operations due to the portion of ownership in CognoGroup that the Company retained.

NOTE 7 - LOANS PAYABLE AND LINE OF CREDIT PAYABLE

Promissory Notes Payable

Parrut Note

The Company issued a promissory note for $1.8 million pursuant to the Parrut acquisition agreement dated July 7, 2021. On August 31, 2023, the Company did not make payments of amounts due under the note and defaulted with Parrut.

On March 27, 2024, the Company and Parrut signed an agreement to convert the current outstanding principal, accrued interest, and penalties in aggregate of $259 thousand into 168,414 shares of common stock. As a result of this transaction the Company recognized $15 thousand in loss on extinguishment of debt recorded within net loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2025, and December 31, 2024, the outstanding balance on the promissory note with Parrut was $0 and $0, respectively. This note and the related loss on debt extinguishment was attributable to CognoGroup as a part of the spin-off completed on December 30, 2025. As such, the loss on debt extinguishment was appropriately recorded within net loss from discontinued operations for the year ended December 31, 2024.

Novo Note

The Company issued a promissory note for $3 million pursuant to the Novo Group acquisition agreement dated August 27, 2021. The note originally had a term of 30 months, bears interest at 6%, and was scheduled to mature on February 1, 2024. The note requires monthly payments of $85 thousand for the first 12 months, $110 thousand for months 13 through 24, $155 thousand for months 25 through 29, and $152 thousand for month 30. In April 2022, the Company negotiated a reduction in this promissory note with Novo Group due to employee turnover that occurred following the acquisition. The Company entered into an agreement with Novo Group to reduce the outstanding principal balance by $600 thousand and changed the maturity date to November 1, 2023. The reduction in the promissory note was accounted for as gain on debt extinguishment on the consolidated statement of operations.

In October 2022, Novo Group entered into a Subordination Agreement (“Subordination Agreement”), pursuant to which Novo agreed to subordinate all its indebtedness and obligations that the Company owes to Novo to all the indebtedness and obligations the Company owes to Montage Capital.

In February 2023, the Company entered into an additional Amendment to the Promissory Note with Novo Group, Inc. (the “Novo Amendment”). The Novo Amendment further modifies the Promissory Note issued to Novo on August 27, 2021 (the “Novo Note”) and amended on April 1, 2022, by amending the payment schedule pursuant to which the Company would make payments of principal and interest to Novo. Novo agreed the Company would pay interest only for the period starting November 1, 2022, though and including March 31, 2023, with payments of principal and interest to resume starting April 1, 2023. The Company also replaced the existing payment schedule with a new payment schedule terminating on October 31, 2023. On November 1, 2023, the Company did not make payments due on the promissory note with Novo Group.

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement whereas the parties have agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of common stock of the Company at a conversion price of $2.00 per share of common stock. As of August 12, 2025, there was $1.2 million of outstanding principal and $297 thousand of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of December 31, 2025, 746,488 shares had been issued, with the remaining 1,945 shares planned to be issued at a future date.

As of December 31, 2025, and December 31, 2024, the outstanding balance on the promissory note with Novo Group was $0 and $1.2 million, respectively.

8/17/22 Notes

On August 17, 2022, the Company issued promissory notes for $1.1 million, in the aggregate (the “8/17/22 Notes”). The Company received proceeds of $960 thousand, net of debt issuance costs of $40 thousand and an original issue discount of $111 thousand. The 8/17/22 Notes have a term of 12 months, bear interest at 6%, and was set to mature on August 17, 2023. As a part of these financings, the Company granted the noteholders 46,296 warrants to purchase common stock (See Note 9) (the “8/17/22 Warrants”). The 8/17/22 Warrants were valued at $464 thousand and treated as a debt discount to be amortized over the life of the note. On August 7, 2023, the Company signed an amendment to the 8/17/22 Notes. The amendment extends each of the maturity dates of August 17, 2023, and August 30, 2023 respectively, by 180 days. In return, the company has agreed to give $50,000 in either stock or cash at its discretion within ninety days of signing the amendment. As of December 31, 2023, the Company had defaulted on the Promissory Note. In event of default under the 8/17/22 Notes, the default interest rate of 15% was caused to apply as set forth in the 8/17/22 Notes and the holders of the 8/17/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/17/2022 Notes, under each of the holder’s respective 8/17/22 Notes.

On November 6, 2023, the Company received written notice (the “Default Notice”) from Cavalry Fund I LP that the Company was in default under that certain (i) the August 17 Note issued by the Company to Cavalry, and that certain (ii) the August 30 Note.

On February 9, 2024, Calvary Fund I LP entered into an agreement to reassign the entire balance of the notes entered into on August 17, 2022, including principal, accrued interest, and any penalties incurred to certain individuals and institutional noteholders. In addition, 104,274 Warrants from Calvary were reassigned to these new noteholders. On February 12, 2024, these new noteholders converted a total of $523 thousand of the outstanding principal of the note in exchange for 286,001 shares of the Company’s common stock. On February 12, 2024, the new noteholders elected to exercise such warrants and paid the exercise price thereof through the reduction of debt. A total of $290 thousand of debt was repaid with the warrant exercise proceeds. Additionally, the new noteholders agreed to extinguish $371 thousand of debt pursuant to this agreement being enacted.

On July 11, 2024 the Company and the holder of the remaining amount of the 8/17/22 entered into certain Debt Settlement and Release Agreements whereas the party have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/17/22 Note, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holder. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholder an aggregate of 1,833,935 shares of common stock. During September 2024, the 8/17/22 noteholders converted a total of $296 thousand of outstanding principal and $19 thousand of outstanding accrued interest.

As of December 31, 2025, and December 31, 2024, the outstanding balance on the 8/17/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0, was $0.

8/30/22 Note

On August 30, 2022, the Company issued promissory notes for $1.3 million, in the aggregate (the “8/30/22 Notes,” and together with the 8/17/22 Notes, the “August 2022 Notes”). The Company received proceeds of $1.2 million, net of an original issue discount of $131 thousand. The 8/30/22 Notes have a term of 12 months, bear interest at 6%, and were set to mature on August 30, 2023. As a part of these financings, the Company granted the noteholders 54,398 warrants to purchase our common stock (See Note 9) (the “8/30/22 Warrants, and together with the 8/17/22 Warrants, the “August 2022 Warrants”). These 8/30/22 Warrants were valued at $569 thousand and treated as a debt discount to be amortized over the life of the note. As of December 31, 2023, the Company had defaulted on the Promissory Note, dated as of August 30, 2022, the (“8/30/22 Notes”). In event of default under the 8/30/22 Notes caused the default interest rate of 15% to apply as set forth in the 8/30/22 Notes and the holders of the 8/30/22 Notes would be permitted to elect to accelerate payment of amounts due, at the Mandatory Default Amount, as defined in the 8/30/2022 Notes, under each of the holder’s respective 8/30/22 Notes.

On February 9, 2024, 8/30/22 Note Holders entered into an agreement to reassign the entire balance of the notes entered into on August 30, 2022, including principal, accrued interest, and any penalties incurred to certain individual and institutional investors (the “new noteholders”).

Also, On February 9, 2024, 8/30/22 Note Holders entered into an agreement with the new noteholders whereas the assignees transferred 108,912 Warrants. On February 12, 2024, the new noteholders elected to exercise such warrants and paid the exercise price of $302 thousand through the reduction of debt.

On February 12, 2024, the Company entered into an agreement with the new noteholders whereas they agreed to waive a total of $224 thousand of the debt assigned to them.

On July 11, 2024 the Company and the holders of the remaining amount of the 8/30/22 Notes entered into certain Debt Settlement and Release Agreements whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/30/22 Notes, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 3,524,634 shares of common stock. On July 10, 2024, the 8/30/22 noteholders converted a total of $706 thousand of outstanding principal and $165 thousand of outstanding accrued interest.

As a result of the 8/17/22 Notes and 8/30/22 Notes settlement transactions, the Company recognized a loss on default for the amount of $8.2 million recorded within other income (expense) for the year ended December 31, 2024.

As of December 31, 2025, and December 31, 2024, the outstanding balance on the 8/30/22 Notes, net of the unamortized debt issuance costs and debt discounts of $0, was $0.

Montage Note

On October 19, 2022, the Company closed a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Montage Capital II, L.P. (the “Lender”). Pursuant to the Loan Agreement, the Lender will make advances (“Advances”) in the aggregate principal amount of $2.3 million, with the first Advance of $2.0 million being provided on or around the Closing Date and the second Advance of $250 thousand being available to the Company upon request prior to April 30, 2023. Interest will accrue on all Advances under the Loan Agreement at a per annum rate of 12.75%. In the event of a default under the terms of the Loan Agreement, the interest rate increases by 5 percentage points above the interest rate in effect immediately prior to a default. The entire outstanding principal balance of the Advances, all accrued and unpaid interest thereon, and all fees and other amounts outstanding thereunder will be immediately due and payable on the 42nd month anniversary of the Closing Date (the “Maturity Date”). In connection with the Loan Agreement, the Company granted and pledged to the Lender a continuing security interest in all presently existing and hereafter acquired or arising Collateral (as more specifically defined in the Loan Agreement) which includes all personal property of the Company and its subsidiaries. The Loan Agreement contains certain affirmative and negative covenants to which the Company is also subject.

The Company agreed to pay the Lender a fee of $46 thousand, with $40 thousand due upon the execution of the Loan Agreement and the balance due upon the funding of the second Advance. The Company is permitted to prepay any amounts due to the Lender; provided, however, that a Prepayment Fee (as more specifically defined in the Loan Agreement) shall be owed to the Lender depending on when the amounts are prepaid.

In addition, in connection with the Loan Agreement, the Company issued 47,103 warrants to purchase common stock of the Company (the “Warrants”) to the Lender, with 41,520 Warrants issued and exercisable upon the Closing Date and the additional 5,580 Warrants becoming exercisable upon funding of the second Advance. The Warrants are exercisable for ten years from the Closing Date at an exercise price of $30.00 per share, subject to certain adjustments. Upon the earlier of the Maturity Date or a sale of the Company or other change in control, the Lender has the right to cause the Company to repurchase the Warrants for up to $703 thousand ($600 thousand if only the first Advance has been made and $703 thousand if both Advances have been made) which is recorded as a warrant liability for puttable warrants at fair value. The Company is also obligated to pay the Lender a cash fee equal to 1.25% of the aggregate principal amount of the Advances that is outstanding on each anniversary of the Closing Date if (i) the average closing price of the Company’s common stock for the thirty (30) day period prior to such anniversary date is less than $30.00 or (ii) the closing price of the Company’s common stock for the date immediately prior to such anniversary date is less than $30.00.

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

On August 16, 2023, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Montage Amendment”), by and among the Company, its subsidiaries and Montage. The Second Montage Amendment modifies that certain Loan and Security Agreement by and among the Company, its subsidiaries, and Montage, as amended (the “Loan and Security Agreement”) to join CognoGroup, Inc. as an additional borrower to the Loan and Security Agreement and amend and restate the definition of “Maturity Date” to the earlier of (i) the four-month anniversary of the initial closing of the Purchase Agreement or (ii) February 28, 2024. Additionally, the Montage Amendment provides for Montage’s consent to certain transactions that would have otherwise been prohibited under the Loan and Security Agreement, including the transaction contemplated by the Purchase Agreement with Job Mobz.

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc. Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc.’s outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032. On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600 thousand (the “Buyout Fee”). These warrants were transferred to CognoGroup, Inc. as a part of the executed spin-off on December 30, 2025 and, as such, are included in current liabilities of discontinued operations on the balance sheet as of December 31, 2024.

On September 18, 2024, Montage entered into an agreement to sell and assign its rights and obligations, including principal, accrued interest, and any penalties incurred to an individual accredited investor (the “New Noteholder”) for a purchase price of $720 thousand. The Company repaid $1.1 million of principle under the Montage note during the year ended December 31, 2024.

On September 19, 2024, the Company and the New Noteholder entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment, whether principal, interest or penalties, along with the waiver and release of any and all claims against the Company from the holders. In exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 720,000 shares of common stock. On September 19, 2024, the New Noteholder converted $670 thousand of outstanding principal and $70 thousand of outstanding accrued interest.

As a result of the Montage Note settlement transaction, the Company recognized a loss on extinguishment of debt for the amount of $880 thousand recorded within other expense for the year ended December 31, 2024.

As of December 31, 2025, and December 31, 2024, the outstanding balance on the Loan Agreement, net of the unamortized debt issuance costs and debt discounts of $0, was $0.

As of December 31, 2025, and December 31, 2024, the outstanding principal balance on all promissory notes payable totaled $0 and $1.2 million, respectively.

Line of Credit

On September 4, 2025, the Company entered into a Convertible Line of Credit Agreement with Siwatex OÜ, a limited liability company incorporated in Estonia, effective on September 2, 2025. Under the Agreement, the Lender has agreed to make available to the Company a convertible revolving line of credit in the principal amount of up to $2 million, that may be used to provide working capital and general corporate purposes of the Company and its subsidiaries.

The Company may request advances under the Credit Line (“Drawdowns”) with a minimum increment of $50 thousand each, and subject to a monthly maximum withdrawal amount that shall not exceed $500 thousand. Borrowings under the Agreement will bear interest at a fixed annual rate of 8.25%. Interest is payable quarterly in arrears, beginning 90 days after the first Drawdown, and thereafter every 90 days, with a final interest payment due twelve (12) months from the Effective Date (the “Maturity Date”).

Under the Agreement, the Lender may convert any amount of interest or principal borrowed under the Agreement into shares of the Company’s common stock, par value $0.0001, at a price per share no lower than $2.00 per share (any such shares, the “Conversion Shares”), with such price to only be increased under mutual agreement of the parties. Under the Agreement, if the Company files a registration statement with the Securities and Exchange Commission, the Company will, at the Lender’s request, include any Conversion Shares in such registration statement.

Unless previously converted, all outstanding amounts shall be repaid on the Maturity Date. The Company may extend the Maturity Date by an additional twelve (12) months, subject to an extension fee of one percent (1%) or two percent (2%) of the outstanding principal balance as of the Maturity Date. The Company may terminate the Agreement, in whole or in part, at any time and for any reason, upon ten (10) Business Days’ prior written notice to the Lender.

As of December 31, 2025, and December 31, 2024, the outstanding principal balance on the line of credit payable totaled $775 thousand and $0, respectively.

D&O Insurance Loan

On December 28, 2025, the Company entered into a premium financing agreement for a director's and officer's insurance policy, in which the Company received lending terms and funding. The policy is for a twelve month period and has an original principal amount of $56 thousand with an interest rate of 9.2%.

The status of the loans payable as of December 31, 2025, and December 31, 2024, are summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Loans Payable	$56	$1,199
Less: Unamortized debt discount or debt issuance costs	–	–
Less current portion	(56)	(1,199)
Non-current portion	$–	$–

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, Series D, par value $0.0001 per share.

The Company is authorized to issue 775,000 shares of Preferred Stock, Series E, par value $0.0001 per share.

The Company is authorized to issue 200,000 shares of Preferred Stock, Series F, par value $0.0001 per share.

On February 14, 2024, the sole shareholder of 86,000 shares of Series E preferred stock converted the entire balance into 28,667 shares of common stock. As of December 31, 2025, and December 31, 2024, the Company had 0 shares of preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, the Company entered into certain agreements with investors pursuant to which the Company issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required the Company to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. The Company did not comply in part due to our attempts to manage the Delaware tax which increases to a maximum of $200 thousand as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in our authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, the Company estimated that approximately $6.0 million in penalties was owed (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, the Company received waivers from a substantial number of the preferred shareholders with respect to these penalties. The Company has agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1.9 million) as consideration for the waivers. The Company accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. The Company accrued $309 thousand as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to our ongoing liquidity problems, the Company will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2.2 million was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1.9 million accrual was reclassified to equity during the three months ended March 31, 2020, as a result of the Company's issuance of the 106,134 shares of Series D Preferred Stock. As of December 31, 2025, and December 31, 2024, the remaining balance of $309 thousand is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2025, and December 31, 2024, the Company had 25,946,889 and 15,086,476 shares of common stock outstanding, respectively.

Shares issued in private offerings

On June 6, 2024, the Company entered into securities purchase agreements with nine investors, pursuant to which the Company agreed to sell and issue an aggregate of 481,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.00 per share for aggregate proceeds to the Company of $481 thousand.

On July 11, 2024, the Company and ZK International Group Co., Ltd. (“the investor”) executed an SPA for up to 2,000,000 shares of the Company’s common stock for $2.0 million with an option to purchase an additional 2,000,000 shares at $1.00 per share. On September 11, 2024, the Company received $1.7 million and issued 1,749,975 shares of Company common stock. The remaining $250 thousand of the $2.0 million purchase price will be subject to an additional closing at a later date.

On November 20, 2024, the Company entered into securities purchase agreements with ten investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 1,416,665 shares of common stock, par value $0.0001, of the Company at a purchase price of $1.50 per Share for aggregate net proceeds to the Company of $2.1 million.

During the second quarter of 2025, the Company entered into a series of securities purchase agreements with investors to sell and issue an aggregate of 1,227,000 shares of common stock, par value $0.0001 of the Company at a purchase price of $1.50 per share for aggregate proceeds to the Company of approximately $1.8 million.

Shares issued upon conversion of note payable

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1.1 million and August 30, 2022, originally in the amount of $1.3 million. Additionally, the Board of Directors authorized the retirement of partial amounts of that Promissory Note debt to pay the exercise price of their associated warrants, thereby retiring the warrants. The Company issued 286,001 shares of common stock in exchange for the conversion of $523 thousand of outstanding debt (See Note 7).

On March 27, 2024, the Company received a notice to convert the outstanding principal of the Parrut Note together with accrued interest in total of $259 thousand into 168,414 shares of the Company’s common stock, The share value based on the grant date was $274 thousand, and accordingly the Company recognized a loss on conversion of $15 thousand attributable to discontinued operations (See Note 7).

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement whereas the parties have agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of common stock of the Company at a conversion price of $2.00 per share of common stock. As of August 12, 2025, there was $1.2 million of outstanding principal and $297 thousand of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of December 31, 2025, 746,488 shares had been issued, with the remaining 1,945 shares planned to be issued at a future date (See Note 7).

Shares issued upon warrants exercised

On February 13, 2024, the Board of Directors authorized the conversion of promissory notes, along with their associated interest and penalties to equity, connected with the original issuance of Promissory Notes issued August 17, 2022, originally in the amount of $1.1 million and August 30, 2022, originally in the amount of $1.3 million. Additionally, the Board of Directors authorized the transfer of 213,186 warrant shares to the new noteholders. The new noteholders elected to exercise the shares at a $2.78 exercise price, for gross proceeds of $592 thousand, in return for 213,186 shares of the Company’s common stock (See Note 7).

On October 14, 2024, GOLQ elected to exercise 292,000 warrant shares of the Company’s common stock with $0.01 exercise price via cashless exercise. As a result of this cashless exercise, the company issued a total of 290,714 shares of its common stock.

On October 17, 2024, certain investors elected to exercise 222,222 warrant shares of the Company and received 222,222 shares of the Company’s common stock in return. The Company received aggregate net proceeds of $599 thousand.

Shares issued in connection with purchase of intangible assets

During 2024 and 2025, the Company issued shares of its common stock as consideration in connection with certain technology license agreements and asset acquisitions. Additional details regarding the related transactions are described in Note 5 – Goodwill and Intangible Assets.

GoLogiq, Inc.

On February 23, 2024, the Company entered into a Technology License and Commercialization Agreement with GoLogiq, Inc. granting the Company a worldwide exclusive license to develop and commercialize certain fintech technologies.

As consideration for the license, the Company issued 392,155 shares of common stock, valued at $647 thousand, based on the quoted trading price on the grant date, to GOLQ per the agreement, based on the quoted trading price on the grant date and a total of 1,961,755 common shares were issued and outstanding of the Company (See Note 5).

Savitr Tech OU (“Savitr”)

On February 19, 2025, the Company entered into an Asset Purchase Agreement with Savitr Tech OU to acquire certain telecommunications, billing and AI software assets.

During 2025, the Company issued the following shares of common stock as equity consideration under the agreement:

•	755,407 shares issued on March 31, 2025, valued at $1.82 per share or approximately $1.4 million
•	940,926 shares issued on September 10, 2025, valued at $1.87 per or approximately $1.8 million

These issuances satisfied the Company’s equity obligations under the Savitr acquisition agreement (See Note 5).

Aqua Software Technologies Inc.

On March 28, 2025, the Company entered into an Asset Purchase Agreement with Aqua Software Technologies Inc. to acquire certain telecommunications billing and AI software assets.

As non-cash consideration for the acquisition, the Company issued 2,087,912 shares of common stock, valued at approximately $3.8 million based on the Nasdaq closing price on the acquisition date of $1.82 (See Note 5).

NexGenAI Holding Group, Inc

On June 3, 2025, the Company entered into an Asset Purchase Agreement with NexGenAI Holding Group, Inc. to acquire certain artificial intelligence and software infrastructure assets.

The purchase price totaled $2.3 million, payable through restricted shares issued in four installments based on the Company’s 10-day volume weighted average price (VWAP) prior to issuance.

The following installments were issued during 2025:

•	403,747 shares issued June 5, 2025 valued at $1.86 per share ($750 thousand)
•	304,848 shares issued September 25, 2025 valued at $1.66 per share ($500 thousand)
•	471,311 shares issued December 22, 2025 valued at $1.06 per share ($500 thousand)

As of December 31, 2025 the Company recorded a $500 thousand stock consideration payable related to the final installment to be issued (See Note 5).

Everythink

On August 12, 2025, the Company entered into an Asset Purchase Agreement with Everythink Innovation Limited to acquire certain EDGE data center, telecom contracts, and AI infrastructure assets.

As part of the purchase consideration, the Company issued 2,000,000 shares of common stock, valued at $1.89 per share, or approximately $3.8 million (See Note 5).

Equity Incentive Plans

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2024 Equity Incentive Plan (the “2024 Plan”), which provide for the grant of equity-based awards to employees, directors, consultants, and other service providers. Awards that may be granted under the plans include stock options, restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”).

The plans are administered by the Board of Directors or the Compensation Committee, whom determine the terms and conditions of awards granted under the plans.

Equity-based awards are accounted for in accordance with ASC 718, Compensation—Stock Compensation, which requires compensation expense to be recognized based on the grant-date fair value of the awards over the applicable vesting period.

Additional information regarding the 2021 Plan and 2024 Plan, including authorized shares and plan terms, is disclosed in Note 9.

Shares issued for services

During the years ended December 31, 2025 and 2024, the Company issued shares of common stock under its 2021 Equity Incentive Plan and 2024 Equity Incentive Plan to directors, consultants, employees, and service providers in exchange for services rendered. The fair value of the shares was determined based on the quoted market price of the Company’s common stock on the respective grant or issuance dates.

During the year ended December 31, 2024, the Company granted an aggregate of 2,212,000 shares of fully vested common stock to consultants and service providers with an aggregate grant-date fair value of approximately $4.4 million based on the quoted trading price of the stock on the grant date, which was recognized as stock-based compensation expense during 2024.

On January 3, 2025, the Company agreed to grant 250,000 shares of fully vested common stock under the 2021 Plan to non-executive members of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 66,667 have vested during the year ended December 31, 2025, and 10,000 shares to the chairman of the Board which shall vest immediately. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $6.08 and in aggregate of $2.0 million. As of December 31, 2025, the Company has issued 235,000 of the fully vested shares, with 91,668 shares remaining to be issued.

On March 19, 2025, the Company agreed to grant 160,000 shares of fully vested common stock under the 2024 Plan to employees and agents of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.11 and in aggregate of $338 thousand. As of December 31, 2025, the Company has issued all of the agreed upon shares.

On April 4, 2025, the Company agreed to grant 50,000 shares of fully vested common stock under the 2021 Plan to the newly elected non-executive member of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 12,500 have vested during the year ended December 31, 2025. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.7 and in aggregate of $106 thousand. As of December 31, 2025, the Company has issued none of the fully vested shares, with 62,500 shares remaining to be issued.

On April 7, 2025, the Board of Directors of the Company approved a Management Consulting Agreement (the “Agreement”) with Quantum PR OU (the “Consultant”), a strategic advisory and communications consulting firm. The Agreement became effective on April 8, 2025, and has a term of twelve (12) months, unless earlier terminated in accordance with its terms. Pursuant to the Agreement, the Consultant will provide the Company with strategic advisory services, including general promotional activities within the business and investment community, as well as guidance on financing initiatives and international business development. In consideration for the consulting services, On April 29, 2025, the Company issued 500,004 shares of its common stock to the Consultant in consideration for the consulting services for twelve months. The fair market value of the shares on the date of issuance was $1.63 per share, for an aggregate value of $815 thousand.

On April 22, 2025, the Company issued 10,000 shares of its common stock to a consultant of the Company that was previously accounted for under shares to be issued in a previous year.

On May 23, 2025, the Company issued 37,770 shares of its common stock to a consultant of the Company as a finder’s fee for facilitating the Savitr relationship on behalf of the Company. The fair market value of the shares on the date of issuance was $1.76 per share, for an aggregate value of $67 thousand. The issuance was made as compensation for services rendered.

On November 10, 2025, the Company agreed to grant 600,000 shares of fully vested common stock under the 2024 Plan to consultants of the Company, which were all issued on November 11, 2025. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.37 and in aggregate of $822 thousand.

Shares issued in connection with settlement of consulting agreement

On May 29, 2024, the Company entered into a settlement agreement whereas the Company and vendor agreed to settle disputes arising from certain engagement letters signed December 5, 2022, and June 1, 2023. In exchange for vendor’s settlement, the Company issued the equivalent of $150 thousand of common stock, valued at the 30-day Volume Weighted Average Price as of May 29, 2024. The Company issued 89,256 shares of common stock to the vendor and recognized a $153 thousand settlement expense for the year ended December 31, 2024 related to the agreement.

On September 16, 2025, the Company issued 50,000 shares of its common stock to a former consultant of the Company as part of a settlement agreement. The fair market value of the shares on the date of issuance was $1.85 per share, for an aggregate value of $93 thousand, which was recognized as stock-based compensation during the year ended December 31, 2025.

Shares issued in connection with settlement of debt

On July 11, 2024 the Company and the 8/17/22 and 8/30/22 noteholders entered into certain Debt Settlement and Release Agreements whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the 8/17/22 Notes and 8/30/22 Notes in exchange for the complete conversion, and waiver of rights, the Company has agreed to issue the noteholders an aggregate of 5,358,569 shares of common stock. The Company issued 4,139,178 of the agreed upon 5,358,569 shares of Company common stock, the remaining 1,219,391 shares will be issued at a later date upon the resolution of the Debt holder’s equity issuance blockers. The Company recognized $8.2 million of loss on debt settlement in the year ended December 31, 2024 related to the issuance.

As of December 31, 2025, the Company has issued a total of 5,191,947 of the agreed upon 5,358,569 shares of Company common stock and will issue the remaining 166,622 at a later date.

On September 19, 2024, the Company and the New Noteholder for the Montage Loan entered into a certain Debt Settlement and Release Agreement whereas the parties have agreed to the complete conversion and waiver of any and all remaining amounts due under the Second Montage Amendment. In exchange for the complete conversion and waiver of rights, the Company agreed to issue the new noteholder 720,000 shares of common stock. The Company recognized $880 thousand of loss on debt settlement in the quarter related to the issuance.

Shares issued to employees for compensation

On July 11, 2024, the Compensation Committee and the Board of Directors approved the award of 250,000 shares of common stock of the Company to Granger Whitelaw, Chief Executive Officer, as bonus and compensation. The Company issued 250,000 shares of common stock and recognized $439 thousand of stock-based compensation expense in the year ended December 31, 2024 related to the agreement.

On September 26, 2024, the Company agreed to issue 140,187 shares of the Company’s common stock to both Miles Jennings, Chief Financial Officer, and Evan Sohn, Executive Chairman and Director, pursuant to the approval by the Board of Directors and the shareholder vote. The Company issued 280,374 shares of common stock and recognized $673 thousand of stock-based compensation expense in the year ended December 31, 2024 related to the agreement.

On August 11, 2025, the Company agreed to grant 100,000 restricted stock units from the 2024 Plan to the CEO of the Company which shall vest quarterly in equal increments over one year from the Effective Date of employment, of May 7, 2025, which 50,000 have vested during the year ended December 31, 2025. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.74 and in aggregate of $87 thousand. As of December 31, 2025, the Company has not issued any of the shares.

On December 30, 2025, the Company agreed to grant 30,000 shares of fully vested common stock under the 2024 Plan to a former executive of the Company as a part of the separation agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $0.95 and in aggregate of $29 thousand. As of December 31, 2025, the Company has not issued any of the shares.

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

Any option granted under the 2021 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100 thousand. The exercise price of any NSO granted under the 2021 Plan is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2021 Plan are determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

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

Any option granted under the 2024 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant and not less than $4.00 per share, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100 thousand. The exercise price of any NSO granted under the 2024 Plan is determined by the Board at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by the Board or the Compensation Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of any other type of award under the 2024 Plan are determined by the Board at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

The 2024 Plan is accounted for in accordance with ASC 718, Compensation - Stock Compensation. Under this guidance, the Company recognizes compensation expense for stock options, restricted stock, RSUs, and other equity-based awards based on the grant-date fair value of the awards. That expense is recognized over the vesting period of each award.

Stock Options Granted

There were no stock options granted during the years ended December 31, 2025 and 2024.

All outstanding and unvested stock options as of September 30, 2025 were forfeited during the year ended December 31, 2025, either due to employee terminations or employee transfers in connection with the spin-off completed on December 30, 2025.

The Company recognized stock-based compensation expense related to stock options of $37 thousand and $112 thousand in its consolidated statements of operations for the years ended December 31, 2025, and 2024, respectively, which was included in general and administrative expense. As of December 31, 2025, there was $0 of unrecognized compensation cost related to non-vested stock options.

A summary of the status of the Company’s stock options as of December 31, 2025, and 2024, and changes during the period are presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	240,188	$46.96	0.78	$–
Granted	–	–
Exercised	–	–
Expired or cancelled	(226,251)	47.28
Outstanding at December 31, 2024	13,937	$27.81	1.86	$–
Granted	–	–
Exercised	–	–
Expired or cancelled	(9,937)	24.51
Outstanding at December 31, 2025	4,000	$36.00	1.06	$–
Exercisable at December 31, 2025	4,000	$36.00	1.06	$–

Warrants

2024 Activity

Warrants issued for intangible purchase

On March 28, 2024, the Company amended its Technology License and Commercialization Agreement with GOLQ, which reduced the royalty rate from 8% to 5%. In consideration, the Company granted 292,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were valued at approximately $480 thousand and were recorded as part of the consideration for the related license agreement (see Note 5).

Warrants exercised

During February 2024, certain warrant holders exercised 213,186 warrants through the cancellation of debt, resulting in the issuance of 213,186 shares of common stock and settlement of approximately $592 thousand of indebtedness.

During October 2024, additional warrant holders exercised 514,000 warrants resulting in the issuance of 512,936 shares of common stock. Aggregate proceeds received totaled approximately $599 thousand, net of warrant solicitation fees.

2025 Activity

Warrants transferred to CognoGroup

In connection with the spin-off completed on December 30, 2025, the Company transferred 41,250 warrants related to the Montage Notes to the spun-off entity (see Note 7). These warrants were previously associated with securities assigned to the spin-off entity and were included within current liabilities of discontinued operations on the December 31, 2024 consolidated balance sheet. As a result of the spin-off, these warrants are no longer reflected on the Company’s consolidated balance sheet as of December 31, 2025.

Warrant activity for the years ended December 31, 2025, and 2024 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price per Share
Outstanding at December 31, 2023	979,853	$2.37
Issued	292,000	0.01
Exercised	(727,408)	0.12
Expired or cancelled	(201,617)	0.26
Outstanding at December 31, 2024	342,828	$5.08
Issued	–	–
Exercised	–	–
Expired, cancelled or transferred	(41,520)	2.00
Outstanding at December 31, 2025	301,308	$5.51

All warrants are exercisable at December 31, 2025. The weighted average remaining life of the warrants is 0.50 years at December 31, 2025.

The fair values of warrants granted were estimated using Black-Sholes option-pricing model with the following assumptions:

	December 31, 2025	December 31, 2024
Risk-free interest rates	–%	4.28%
Expected life (in years)	0	3.00
Expected volatility	–%	194.4%
Dividend yield	0.00	0.00

NOTE 10 - COMMITMENTS AND CONTINGENCIES

General

The Company accrues a loss contingency if it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with ASC 450-20, Contingencies. If a loss is reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, the Company discloses the nature of the contingency but does not record an accrual. Management evaluates all known legal matters and other contingencies on an ongoing basis and adjusts accruals as additional information becomes available.

Legal Proceedings

BKR Strategy Group

The Company is pursuing a collections matter against BKR Strategy Group related to unpaid invoices and a $500 thousand promissory note executed on November 30, 2021. Following non-payment, the Company filed two lawsuits on February 18, 2022, totaling $1.4 million. BKR filed a $500 thousand counterclaim alleging overbilling, which the Company disputes and intends to defend. On June 21, 2022, the Supreme Court of New York ruled in favor of the Company, awarding $500 thousand, plus 12% interest. The Company has dropped the second lawsuit and accordingly no accrual has been made.

Pipl, Inc.

On September 6, 2023, the Company was served with a civil lawsuit filed by Pipl, Inc. in the Superior Court of the State of Connecticut, Judicial District of New Britain. The lawsuit alleges that the Company failed to pay for goods and/or services provided by Pipl, Inc. between January 3, 2021, and December 7, 2022, with the claimed amount due exceeding $267 thousand plus interest, costs, and attorneys' fees. The Company is currently evaluating the complaint with counsel and intends to vigorously defend against the claims. The Company has additionally filed a counterclaim. Given the early stage of the litigation, the Company is unable to predict the outcome of the case or estimate the possible loss or range of loss, if any.

Creditors Adjustment Bureau, Inc

On April 1, 2024, the Company became involved in legal proceedings initiated by Creditors Adjustment Bureau, Inc. ("CAB"), as documented in the Superior Court of California, County of Santa Clara, case number 24CV433086. CAB's complaint, filed on March 13, 2024, alleges that the Company failed to fulfil payment obligations under contracts with CAB's assignor, totaling approximately $214 thousand. CAB seeks recovery of the owed amounts, interest, attorney fees, costs, and other damages deemed appropriate by the court. The Company is currently reviewing the complaint and intends to defend itself vigorously. At this stage, the Company is unable to predict the outcome of the case or estimate the potential financial impact.

HireTeammate, Inc.

November 20, 2024, Recruiter.com Inc. has been named as a defendant in a lawsuit filed by HireTeammate, Inc. (d/b/a hireEZ) in the Supreme Court of New York. The lawsuit alleges that The Company breached a contract by failing to pay for platform management services provided by hireEZ between December 12, 2022, and January 31, 2023. The total amount claimed is $79 thousand, along with interest and legal costs. The complaint includes claims for breach of contract, account stated, and unjust enrichment. The Company is evaluating its legal options in response to the lawsuit.

Regal Nutra, LLC and Dauntless Media, LLC

During 2025, Regal Nutra, LLC and Dauntless Media, LLC have initiated arbitration through JAMS (Judicial Arbitration and Mediation Services) in New York against Nixxy, Inc. (formerly Recruiter.com Group, Inc.) and others, alleging breach of contract and fraud related to a series of business agreements. Nixxy has filed a formal objection to jurisdiction, asserting it was never a party to the contracts at issue, has no relationship with the claimants, and did not agree to arbitration. The arbitration stems from alleged conduct involving other corporate entities and individuals, and Nixxy is seeking dismissal from the proceeding with prejudice. At this stage, the Company cannot predict the outcome or estimate potential loss, if any.

Except for the aforementioned proceedings described above, as of the date of this filing, there are no material pending legal or governmental proceedings relating to the Company or properties to which the Company is a party, and, to the Company's knowledge, there are no material proceedings to which any directors, executive officers, or affiliates are a party adverse to the Company or which have a material interest adverse to the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

General

The Company accounts for and discloses related party transactions in accordance with ASC 850, Related Party Disclosures. All related party transactions are reviewed and approved by the Company’s Board of Directors or an appropriate committee to ensure that the terms are fair and reasonable and in the best interest of the Company.

Related Party Transactions

Under a technology services agreement entered into on January 17, 2020, the Company uses a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to our website and platform underlying our operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was our Chief Technology Officer until July 15, 2021, and thereafter our Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 and $43 thousand for the years ended December 31, 2025, and 2024, respectively. These Expenses are included in product development expense in our consolidated statements of operations.

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

On March 7, 2024, the Company appointed the CEO and Director of GOLQ to be the new Chief Executive Officer and President. On December 12, 2024, he resigned from his position as member of the Board of Directors of Nixxy, Inc. effective immediately and as Chief Executive Officer. His resignation was not due to any disagreement with the Company.

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647 thousand, based on the quoted trading price on the grant date and granted warrants to purchase 292,000 shares of Company’s common stock valued at $480 thousand based on the Black-Scholes option pricing model. As of December 31, 2025, the total cost basis in the intangible assets purchased from GoLogiq is $1.1 million with accumulated amortization of $709 thousand and a net carrying value of $419 thousand (See Note 5).

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. The CEO and Director of Logiq, Inc. is the former CEO of the Company. Expenses to this firm were $142 thousand and $342 thousand for the years ended December 31, 2025, and 2024, respectively. These expenses are included in sales and marketing expenses in our consolidated statements of operations.

PayToMe.co, an entity affiliated with the Company’s Chief Financial Officer, provided consulting and financial services to the Company during 2025. For the year ended December 31, 2025, the Company paid PayToMe.co an aggregate of $63 thousand.

NOTE 12 - SEGMENT REPORTING

The Company has one reportable segment, which is aligned with its internal organizational structure and reviewed by the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (CODM). In accordance with ASC 280, Segment Reporting, segments are defined based on the manner in which financial information is evaluated by the CODM for resource allocation and performance assessment.

The Company’s reportable segment is as follows:

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Year Ended December 31, 2025	Year Ended December 31, 2024
(in thousands)	Telecomm	Telecomm
REVENUE
Revenue	$97,906	$–
OPERATING EXPENSES
Cost of revenue	97,870	–
Sales and marketing	604	–
Product development	245	–
Amortization of intangibles	1,943	–
Impairment expense	1,748	–
General and administrative	7,250	–
Total operating expenses	109,660	–
LOSS FROM OPERATIONS	$(11,754)	$–

Assets are not allocated to segments for internal reporting presentations. It is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 13 - INCOME TAXES

The Company has, subject to limitation, approximately $68 million of net operating loss carryforwards (“NOL”) at December 31, 2025, of which approximately $7 million will expire at various dates through 2037 and approximately $61 million can be carried forward indefinitely. The Company has provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to the lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $4 million and $6 million for the years ended December 31, 2025 and 2024, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

(in thousands)	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryover	$16,918	$16,050
Fixed assets	3	(4)
Intangibles amortization	1,971	1,616
Goodwill	2,003	–
Stock compensation	4,240	3,463
Capital losses	14	14
Accrued expenses	83	(4)
R&D Sec 174 capitalization	–	181
Credit loss allowance	214	221
Contract liabilities	6	(19)
Other	119	92
Total deferred tax assets, net	25,571	21,610
Less: valuation allowance	(25,571)	(21,610)
Net deferred tax assets	$–	$–

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2025, and 2024 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

(in thousands)	2025		2024

U.S. Federal statutory income tax rate	$(2,751)	21.00%	$(4,745)	21.00%
State and local income tax, net of federal income tax
California	(6)	0.05%	(1,055)	4.67%
New York (including MTA and NYC)	(676)	5.16%	(160)	0.71%
All other states (combined)	5	(0.04%)	(169)	0.75%
Effects of changes in tax laws or rates enacted in the	493	(3.76%)	(173)	0.76%
Nontaxable or nondeductible items
Change in FV of contingent consideration	242	(1.85%)	–	–%
Other	1	–%	(3)	0.01%
Other adjustments
State NOL true-ups	593	(4.52%)	323	(1.43%)
Goodwill and Intangible true-ups	(2,468)	18.84%	–	–%
CognoGroup spin-off	605	(4.62%)	–	–%
Other	1	(0.01%)	–	–%
Change in valuation allowance	3,961	(30.24%)	5,982	(26.47%)
Effective income tax rate	$–	–%	$–	–%

The Company’s tax returns for the previous four years remain open for audit by the respective tax jurisdictions.

NOTE 13 - SUBSEQUENT EVENTS

On March 13, 2026, the Company issued the third and final tranche of shares of common stock to NexGenAI related to the asset acquisition during 2025. The Company issued 915,540 shares of common stock worth $500 thousand in order to fully satisfy the purchase agreement and the contingent consideration of $500 thousand on the consolidated balance sheet as of December 31, 2025.

On March 30, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors pursuant to which the Company issued shares of its common stock in a private placement transaction for aggregate gross proceeds of approximately $1.0 million.

