Form 10-Q
period 2026-06-30
Nixxy, Inc.
filed 2026-08-12
CIK 1462223

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 12, 2026, the number of shares of the registrant’s common stock outstanding was 28,908,839.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$330	$182
Accounts receivable, net of allowance for doubtful accounts of $838 and $835, respectively	3,401	1,331
Prepaid expenses and other current assets	127	108
Investment in Marketable Securities	1,437	343
Total current assets	5,295	1,964

Property and equipment, net of accumulated depreciation of $61 and $61, respectively	–	–
Intangible assets, net	9,794	11,217
Goodwill	–	–
Total assets	$15,089	$13,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,560	$2,506
Accrued expenses	882	930
Accrued compensation	34	125
Accrued interest	7	11
Contingent consideration	–	500
Other liabilities	17	17
Loans payable - current portion, net of discount	36	56
Line of credit payable	1,000	775
Refundable deposit on preferred stock purchase	285	285
Total current liabilities	6,821	5,205
Total liabilities	6,821	5,205
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 28,908,839 and 25,946,889 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	3	3
Common Stock to be issued, 406,071 and 402,737 shares as of June 30, 2026, and December 31, 2025, respectively	–	–
Additional paid-in capital	123,825	121,771
Accumulated deficit	(115,560)	(113,798)
Total stockholders’ equity	8,268	7,976
Total liabilities and stockholders’ equity	$15,089	$13,181

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
REVENUE
Revenue	$16,091	$13,363	$45,186	$14,625
OPERATING EXPENSES
Cost of revenue (exclusive of amortization shown separately below)	16,051	13,351	45,091	14,613
Sales and marketing	127	9	127	558
Product development	2	19	4	34
Amortization of intangibles	713	439	1,423	601
General and administrative	818	1,776	1,386	4,877
Total operating expenses	17,711	15,594	48,031	20,683
LOSS FROM CONTINUING OPERATIONS	(1,620)	(2,231)	(2,845)	(6,058)

OTHER INCOME (EXPENSES)
Interest expense	(22)	(36)	(40)	(74)
Gain on change in fair value of marketable securities	(673)	(46)	1,094	(44)
Other income (expense)	15	1	29	165
Change in fair value of contingent consideration	–	(1,319)	–	(1,319)
Total other income (expenses)	(680)	(1,400)	1,083	(1,272)

Income (loss) from continuing operations before income taxes	(2,300)	(3,631)	(1,762)	(7,330)
Provision for income taxes	–	–	–	–
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,300)	(3,631)	(1,762)	(7,330)
Net income (loss) from discontinued operations	–	(625)	–	(1,470)
NET INCOME (LOSS) ATTRIBUTABLE TO NIXXY, INC.	$(2,300)	$(4,256)	$(1,762)	$(8,800)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,300)	$(4,256)	$(1,762)	$(8,800)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$(0.19)	$(0.07)	$(0.42)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE - BASIC AND DILUTED	$–	$(0.03)	$–	$(0.08)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$(0.22)	$(0.07)	$(0.51)
WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED	28,019,664	19,144,354	26,350,735	17,299,292

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For The Three and Six Months Ended June 30, 2026, and 2025

(In thousands, except share data)

(Unaudited)

	Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	25,946,889	$3	402,737	$–	$121,771	$(113,798)	$–	$7,976
Stock based compensation – Stock	30,000	–	(13,333)	–	83	–	–	83
Issuance of common stock in private offering	–	–	1,481,482	–	1,000	–	–	1,000
Issuance of common stock for intangible assets	915,540	–	–	–	500	–	–	500
Net Income	–	–	–	–	–	537	–	537
Balance as of March 31, 2026	26,892,429	$3	1,870,886	$–	$123,353	$(113,260)	$–	$10,096

Stock based compensation – Stock	50,000	–	16,667	–	162	–	–	162
Issuance of common stock in private offering	1,966,410	–	(1,481,482)	–	310	–	–	310
Net Loss	–	–	–	–	–	(2,300)	–	(2,300)
Balance as of June 30, 2026	28,908,839	$3	406,071	$–	$123,825	$(115,560)	$–	$8,268

	Common stock		Common stock to be issued		Additional Paid in	Accumulated	Equity Attributable to Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	15,086,476	$2	506,625	$–	$101,591	$(99,013)	$–	$2,580
Stock based compensation - Options	–	–	–	–	11	–	–	11
Stock based compensation - Stock	–	–	480,833	–	2,149	–	55	2,204
Issuance of common stock upon settlement of debt	300,000	–	(300,000)	–	–	–	–	–
Issuance of common stock for services	30,000	–	(30,000)	–	–	–	–	–
Issuance of common stock for intangible assets	2,843,319	–	–	–	5,175	–	137	5,312
Net loss	–	–	–	–	–	(4,559)	17	(4,542)
Balance as of March 31, 2025	18,259,795	$2	657,458	$–	$108,927	$(103,571)	$208	$5,565

Stock based compensation - Options	–	–	–	–	11	–	–	11
Stock based compensation - Stock	395,000	–	(374,166)	–	127	–	55	181
Issuance of common stock for services	547,774	–	(10,000)	–	881	–	–	881
Proceeds from sale of common stock in offering	1,113,667	–	113,333	–	1,840	–	–	1,841
Issuance of common stock for intangible assets	403,747	–	940,926	–	2,509	–	–	2,510
Net loss	–	–	–	–	–	(4,167)	(89)	(4,257)
Balance as of June 30, 2025	20,719,983	$2	1,327,551	$–	$114,295	$(107,739)	$173	$6,732

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities
Net income (loss) (before noncontrolling interests)	$(1,762)	$(8,726)
Net income attributed to noncontrolling interests	–	(73)
Net income (loss)	$(1,762)	$(8,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,423	839
Equity based compensation expense - stock	245	3,267
Equity based compensation expense - option	–	22
Gain on fair value of marketable securities	(1,094)	44
Change in fair value of warrant liability	–	7
Change in fair value of contingent consideration	–	1,155
Change in fair value of derivative liability	–	17
Bad debt expense	3	9
Changes in assets and liabilities:
Increase in accounts receivable	(2,073)	(409)
(Increase) decrease in prepaid expenses and other current assets	(19)	312
Increase in accounts payable and accrued liabilities	1,910	506
Net cash used in operating activities	(1,367)	(3,030)

Cash Flows From Investing Activities:
Purchase of intangible assets	–	(400)
Net cash used in investing activities	–	(400)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in offering	1,310	1,841
Proceeds from line of credit payable	225	–
Repayments on loans payable	(20)	–
Net cash provided by financing activities	1,515	1,841

Net increase (decrease) in cash	148	(1,589)
Cash, beginning of period	182	2,533

Cash, end of period	$330	$944

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$43	$–
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon purchase of intangible assets	$500	$6,393

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

Nixxy, Inc. and Subsidiaries

Notes to unaudited Condensed Consolidated Statements

June 30, 2026

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. In the opinion of management, the accompanying condensed financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the six months ended June 30, 2026, and 2025. The balance sheet as of December 31, 2025, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.

The condensed consolidated financial statements include the accounts of Nixxy Inc. and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations

On December 31, 2025, the Company completed the separation of its legacy recruiting marketplace business line and assets, through a spin-off. The Company plans to issue shareholders of record on a future date a number of shares of the separated entity common stock for every one share of Nixxy, Inc. common stock on the distribution date.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances as of June 30, 2026. As of June 30, 2026, and December 31, 2025, the Company had $0 and $0 in excess of the FDIC limit, respectively. The Company has no cash equivalents as of June 30, 2026 or December 31, 2025.

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

Revenue Disaggregation

In accordance with ASC 606-10-50-5, the Company disaggregates revenue by revenue stream and reporting period to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenues disaggregated by revenue stream for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Telecommunication services	$16,091	$13,363	$45,186	$14,625
Total revenue	$16,091	$13,363	$45,186	$14,625

Revenue from international sources is determined based on the customer’s location, regardless of where the services are performed or products are delivered. Revenue from international sources was approximately 100% and 99% for the six months ended June 30, 2026, and 2025, respectively.

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

The Company has recorded an allowance for credit losses of $838 thousand and $835 thousand as of June 30, 2026, and December 31, 2025, respectively. Credit loss was $3 thousand and $6 thousand for the three months ended June 30, 2026, and 2025, respectively from continuing operations and $3 thousand and $9 thousand for the six months ended June 30, 2026, and 2025, respectively from continuing operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized over an asset’s estimated useful life using the straight-line method beginning on the date an asset is placed in service. The estimated useful lives of major asset classes range from 3 to 15 years. The Company regularly evaluates the estimated remaining useful lives of the Company’s property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation expense from continuing operations for the three months ended June 30, 2026, and 2025 was $0 and $4 thousand, respectively and was $0 and $8 thousand for the six months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Concentration of Credit Risk and Significant Customers and Vendors

As of June 30, 2026, five customers accounted for more than 10% of the accounts receivable balance, at 82% in the aggregate. As of December 31, 2025, three customers accounted for more than 10% of the accounts receivable balance, at 60%.

For the three months ended June 30, 2026, five customers accounted for 10% or more of total revenue, at 88% in the aggregate. For the three months ended June 30, 2025, four customers accounted for 10% or more of total revenue, at 95% in the aggregate.

For the six months ended June 30, 2026, three customers accounted for 10% or more of total revenue, at 42% in the aggregate. For the six months ended June 30, 2025, four customers accounted for 10% or more of total revenue, at 91% in the aggregate.

The Company uses a related party firm located overseas for software development and maintenance related to the Company's website and the platform underlying operations.

The Company was a party to a license agreement with a related party firm (see Note 11).

The Company used a related party firm to provide certain employer of record services (see Note 11).

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising and marketing costs were $127 thousand and $21 thousand for the three months ended June 30, 2026 and 2025, respectively. Advertising and marketing costs were $127 thousand and $570 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The tables below summarize the fair values of financial assets and liabilities as of June 30, 2026, and December 31, 2025:

	Fair Value at June 30,	Fair Value Measurement Using
(in thousands)	2026	Level 1	Level 2	Level 3
Marketable Securities	$1,437	$1,437	$–	$–

	Fair Value at June 30,	Fair Value Measurement Using
(in thousands)	2025	Level 1	Level 2	Level 3
Marketable Securities	$343	$343	$–	$–

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

Marketable Securities

The Company accounts for marketable securities in accordance with ASC 320, Investments - Debt and Equity Securities, and has adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The unrealized gain (loss) on the marketable securities during the three and six months ended June 30, 2026, has been included in a separate line item on the statement of operations, Gain on change in fair value of Marketable Securities.

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

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company's practice is to recognize interest and/or penalties, if any, related to income tax matters in income tax expense. As of June 30, 2026 and December 31, 2025, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Loss Per Share

The Company follows ASC 260 “Earnings Per Share” for calculating the basic and diluted earnings (or loss) per share. Basic earnings (or loss) per share are computed by dividing earnings (or loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (or loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the diluted earnings (or loss) per share computation if their effect is anti-dilutive. Common stock equivalents in amounts of $305 thousand and $355 thousand were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026, and 2025, respectively, because their effects would have been anti-dilutive.

	Three Months Ended June 30,
(in thousands)	2026	2025
Net income (loss) attributable to commons shareholders, numerator, basic computation	$(2,300)	$(4,256)

	Six Months Ended June 30,
(in thousands)	2026	2025
Net loss attributable to commons shareholders, numerator, basic computation	$(1,762)	$(8,800)

	June 30, 2026	June 30, 2025
Options	$4	$12
Warrants	301	343
	$305	$355

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.4 million in operations during the six months ended June 30, 2026, and has a working capital deficit of approximately $1.5 million at June 30, 2026; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2026, to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

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

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The components of prepaid expenses and other current assets at June 30, 2026, and December 31, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$77	$43
Prepaid insurance	50	65
Prepaid expenses and other current assets	$127	$108

Prepaid expenses are recognized when paid and expensed as the related goods or services are received. Prepaid expenses are classified as current assets if expected to be realized within one year.

NOTE 4 - INVESTMENT IN AVAILABLE FOR SALE MARKETABLE SECURITIES

On December 31, 2025, the Company finalized the spin-off of CognoGroup, Inc., after which 19.99% ownership was retained through 84,164,000 shares of CognoGroup common stock. CognoGroup is listed on the OTC market. Based on the closing share price, the fair value noted as of June 30, 2026 is $1.4 million.

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

The cost basis of securities held as of June 30, 2026, and December 31, 2025, were $890 thousand and $890 thousand, while accumulated unrealized gains (losses) were $548 thousand and $(546) thousand, respectively. The fair market value of available for sale marketable securities were $1.4 million and $343 thousand as of June 30, 2026, and December 31, 2025, respectively.

The reconciliation of the investment in equity securities for the six months ended June 30, 2026, and 2025, is as follows:

(in thousands)	June 30, 2026	June 30, 2025
Beginning Balance – January 1	$343	$142
Additions	–	–
Unrecognized gains	1,094	(44)
Ending Balance – June 30	$1,437	$98

Net cumulative realized and unrealized gains or losses on these equity securities are recognized in net income. Realized losses on investments sold or assigned were $0 for both periods. Unrealized gains (losses) on investments still held were $1.1 million and $(44) thousand for the six months ended June 30, 2026, and 2025, respectively. These gains and losses are presented in the statements of operations.

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

As of June 30, 2026, the total cost basis in the intangible assets purchased from GoLogiq is $1.1 million with accumulated amortization of $898 thousand and a net carrying value of $230 thousand.

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

As of June 30, 2026, the total cost basis in the intangible asset purchased from Savitr is $2.3 million with an accumulated amortization of $632 thousand and a net carrying value of $1.6 million.

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

As of June 30, 2026, the Aqua software assets had accumulated amortization of $981 thousand and a net carrying value of $2.9 million.

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

The acquired assets are being amortized over a five-year useful life. As of June 30, 2026, the intangible assets had accumulated amortization of $485 thousand and a net carrying value of $1.8 million.

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

The assets are being amortized over a five-year useful life. As of June 30, 2026, the Everythink assets had accumulated amortization of $698 thousand and a net carrying value of $3.2 million.

Intangible assets from continuing operations are summarized as follows:

(in thousands)	June 30, 2026				December 31, 2025
	Cost Basis	Impairment	Accumulated Depreciation	Net Book Value	Cost Basis	Impairment	Accumulated Depreciation	Net Book Value
Customer contracts	$7,568	$(2,269)	$(5,299)	$–	$7,568	$(2,269)	$(5,299)	$–
Software	12,737	(263)	(2,910)	9,564	12,737	(263)	(1,676)	10,798
Domains	34	(26)	(8)	–	34	(26)	(8)	–
Licenses	2,855	–	(2,625)	230	2,855	–	(2,436)	419
Internal use software developed	325	(167)	(158)	–	325	(167)	(158)	–
Total	$23,519	$(2,725)	$(11,000)	$9,794	$23,519	$(2,725)	$(9,577)	$11,217

Amortization expense related to intangible assets from continuing operations totaled:

•	$713 thousand for the three months ended June 30, 2026
•	$439 thousand for the three months ended June 30, 2025
•	$1.4 million for the six months ended June 30, 2026
•	$601 thousand for the six months ended June 30, 2025

Estimated future amortization expense is as follows:

•	2026– $1.4 million
•	2027 – $2.5 million
•	2028 – $2.5 million
•	2029 – $2.5 million
•	Thereafter – $0.8 million

Impairment of Domains

During 2025, the Company determined that the Novo Group domain associated with the legacy recruiting business would no longer be used and recorded $1 thousand of impairment expense.

NOTE 6 - DISCONTINUED OPERATIONS

As disclosed in Note 1, on December 31, 2025, the Company completed the spin-off of CognoGroup, Inc., which was effectively a separation of the legacy recruiting business from the Company's telecommunications business. All assets, liabilities, equity, and income (loss) related to the historical "Marketplace solutions" line of business and the CognoGroup, Inc. subsidiary were spun-off, and where applicable, transferred as a part of this transaction. This was done as the main focus of the Company's strategic shift toward telecommunications and away from the legacy recruiting business. As a result of the distribution, Nixxy, Inc. intends to issue to shareholders of record at a future date a number to be determined at a future date of shares of CognoGroup, Inc. common stock for every one share of Nixxy, Inc. common stock on the distribution date.

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

The following table presents the major components of "Net loss from discontinued operations" as reported in the consolidated statements of operations for the three and six months ended June 30 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$–	$102	$–	$237
Cost of revenue (exclusive of amortization shown separately below)	–	1	–	2
Gross profit	–	101	–	235
Operating expenses:
Sales and marketing	–	2	–	148
Product development	–	5	–	9
General and Administrative	–	468	–	1,294
Amortization of intangibles	–	120	–	230
Total operating expenses	–	595	–	1,681
Loss from discontinued operations	–	(494)	–	(1,446)
Other Income (expense)
Change in fair value of warrant liability	–	1	–	(7)
Change in fair value of derivative liability	–	(131)	–	(17)
Total other income (expense)	–	(130)	–	(24)
Net loss from discontinued operations	$–	$(624)	$–	$(1,470)

The following table presents significant cash flow items from discontinued operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net loss	$–	$(1,470)
Depreciation and amortization expense	$–	$232
Equity based compensation expense - stock	$–	$691

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

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement whereas the parties have agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of common stock of the Company at a conversion price of $2.00 per share of common stock. As of August 12, 2025, there was $1.2 million of outstanding principal and $298 thousand of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of June 30, 2026, 746,488 shares had been issued, with the remaining 1,945 shares planned to be issued at a future date.

As of June 30, 2026, and December 31, 2025, the outstanding balance on the promissory note with Novo Group was $0.

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

In addition, in connection with the Second Montage Amendment, the Company issued warrants to purchase common stock of CognoGroup, Inc. (the “CognoGroup, Inc. Warrants”) to the Lender. The number of shares shall be equal to 1.4% of the CognoGroup, Inc.’s outstanding capital stock on a fully diluted basis at the exercise price of $0.01 per share and with expiration date of October 19, 2032. On and after the earlier to occur of (i) October 19, 2026, (ii) any sale, license, or other disposition of all or substantially all of the assets of the CognoGroup, Inc., or any reorganization, consolidation, or merger of the CognoGroup, Inc. where the holders of the CognoGroup, Inc.’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction, (iii) a transaction in which any “person” or “group” becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of a sufficient number of shares of all classes of stock then outstanding of the CognoGroup, Inc. ordinarily entitled to vote in the election of directors, empowering such “person” or “group” to elect a majority of the Board of Directors of the CognoGroup, Inc., who did not have such power before such transaction (“Change in Control”), or (iv) the dissolution or liquidation of the CognoGroup, Inc (“Wind-Up”), CognoGroup, Inc. shall, at the request of Holder, purchase all rights that Holder has under this CognoGroup, Inc. Warrants for a cash payment in the amount equal to $600 thousand (the “Buyout Fee”). These warrants were transferred to CognoGroup, Inc. as a part of the executed spin-off on December 31, 2025 and, as such, are not included on the balance sheet as of December 31, 2025.

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

As of June 30, 2026, and December 31, 2025, the outstanding principal balance on the line of credit payable totaled $1.0 million and $775 thousand, respectively.

D&O Insurance Loan

On December 28, 2025, the Company entered into a premium financing agreement for a director's and officer's insurance policy, in which the Company received lending terms and funding. The policy is for a twelve month period and has an original principal amount of $56 thousand with an interest rate of 9.2%. During the six months ended June 30, 2026, the policy was modified to increase the original principal amount to $83 thousand.

As of June 30, 2026 and December 31, 2025, the outstanding principal balance on the insurance loan totaled $46 thousand and $56 thousand.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, Series D, par value $0.0001 per share.

The Company is authorized to issue 775,000 shares of Preferred Stock, Series E, par value $0.0001 per share.

The Company is authorized to issue 200,000 shares of Preferred Stock, Series F, par value $0.0001 per share.

As of June 30, 2026, and December 31, 2025, the Company had 0 shares of preferred stock issued and outstanding.

Preferred Stock Penalties

On March 31, 2019, the Company entered into certain agreements with investors pursuant to which the Company issued convertible preferred stock and warrants. Each of the series of preferred stock and warrants required the Company to reserve shares of common stock in the amount equal to two times the common stock issuable upon conversion of the preferred stock and exercise of the warrants. The Company did not comply in part due to the Company's attempts to manage the Delaware tax which increases to a maximum of $200 thousand as the authorized capital increases without the simultaneous increase in the number of shares outstanding. In May 2020 following stockholder approval at a special meeting the Company effected a reincorporation from Delaware to Nevada and a simultaneous increase in the Company's authorized common stock from 31,250,000 shares to 250,000,000 shares. As of December 31, 2019, the Company estimated that approximately $6.0 million in penalties was owed (prior to any waivers of penalties) to holders of preferred stock. Subsequent to December 31, 2019, the Company received waivers from a substantial number of the preferred shareholders with respect to these penalties. The Company has agreed to issue to the holders of Series D Preferred Stock an aggregate of 106,134 additional shares of Series D Preferred Stock (valued at $1.9 million) as consideration for the waivers. The Company accrued this cost during the year ended December 31, 2019. Additionally, certain holders of Series E and Series F Preferred Stock have not waived the penalties. The Company accrued $309 thousand as of December 31, 2019, related to these Series E and Series F Preferred holders. Due to the Company's ongoing liquidity problems, the Company will be required to cease operations if faced with material payment requests from investors who did not agree to waive the penalties. The total accrued penalty amount of $2.2 million was included in accrued expenses on the balance sheet during the year ended December 31, 2019. The $1.9 million accrual was reclassified to equity during the three months ended March 31, 2020, as a result of the Company's issuance of the 106,134 shares of Series D Preferred Stock. As of June 30, 2026, and December 31, 2025, the remaining balance of $309 thousand is included in accrued expense on the consolidated balance sheets.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2026, and December 31, 2025, the Company had 28,908,839 and 25,946,889 shares of common stock outstanding, respectively.

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

On June 2, 2026, the Company entered into a securities purchase agreement with investors to sell and issue an aggregate of 484,375 shares of common stock, par value $0.0001 of the Company at a purchase price of $0.64 per share for aggregate proceeds to the Company of approximately $310 thousand.

Shares issued upon conversion of note payable

On August 12, 2025, the debt holders of the Novo Note and the Company entered into a Debt Conversion Agreement, whereas the parties agreed to the complete conversion of all outstanding debt principal, accrued interest, and any penalties into shares of the Company’s common stock at a conversion price of $2.00 per share. As of the conversion date, there was $1.2 million of outstanding principal and $298 thousand of accrued interest, which were converted into an aggregate of 748,433 shares of common stock. As of June 30, 2026, 746,488 shares had been issued, with the remaining 1,945 shares expected to be issued at a future date (See Note 7).

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

As of June 30, 2026 and December 31, 2025 the Company recorded a $0 and $500 thousand stock consideration payable related to the final installment to be issued (See Note 5).

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

Shares issued for services

During the period ended June 30, 2026 and the year ended December 31, 2025, the Company issued shares of common stock under its 2021 Equity Incentive Plan and 2024 Equity Incentive Plan to directors, consultants, employees, and service providers in exchange for services rendered. The fair value of the shares was determined based on the quoted market price of the Company’s common stock on the respective grant or issuance dates.

On January 3, 2025, the Company agreed to grant 250,000 shares of fully vested common stock under the 2021 Plan to non-executive members of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 66,667 vested during the year ended December 31, 2025, and an additional 25,000 vested during the six months ended June 30, 2026. Additionally, 10,000 shares were granted to the chairman of the Board during the year ended December 31, 2025, which vested immediately. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $6.08 and in aggregate of $2.1 million. As of June 30, 2026, the Company has issued 235,000 of the fully vested shares, with 116,667 shares remaining to be issued.

On March 19, 2025, the Company agreed to grant 160,000 shares of fully vested common stock under the 2024 Plan to employees and agents of the Company. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $2.11 and in aggregate of $338 thousand. As of June 30, 2026, the Company has issued all of the agreed upon shares.

On April 4, 2025, the Company agreed to grant 50,000 shares of fully vested common stock under the 2021 Plan to the newly elected non-executive member of the Board which shall vest immediately, 50,000 restricted stock units from the Plan which shall vest monthly in equal increments over three years from the Effective Date of which 12,500 vested during the year ended December 31, 2025 and an additional 8,333 vested during the six months ended June 30, 2026. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.7 and in aggregate of $120 thousand. As of June 30, 2026, the Company has issued 50,000 of the fully vested shares, with 20,833 shares remaining to be issued.

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

Shares issued to employees for compensation

On August 11, 2025, the Company agreed to grant 100,000 restricted stock units from the 2024 Plan to the CEO of the Company which shall vest quarterly in equal increments over one year from the Effective Date of employment, of May 7, 2025, which 50,000 vested during the year ended December 31, 2025. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $1.74 and in aggregate of $87 thousand. As of June 30, 2026, the Company has not issued any of the shares.

On December 30, 2025, the Company agreed to grant 30,000 shares of fully vested common stock under the 2024 Plan to a former executive of the Company as a part of the separation agreement. The value of the fully vested shares granted was determined by the value of the stock on the quoted trading price of $0.95 and in aggregate of $29 thousand. As of June 30, 2026, the Company has issued all of the shares.

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

Stock Options

There were no stock options granted during the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026, and 2025, the Company recorded $— and $22 thousand of compensation expense, respectively, related to stock options.

All outstanding and unvested stock options were forfeit during the year ended December 31, 2025. As such, there are no unrecognized compensation costs related to non-vested stock options. There were no changes to the status of the Company’s stock options during the six months ending June 30, 2026.

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

There was no warrant activity for the three and six months ended June 30, 2026.

All warrants are exercisable at June 30, 2026. The weighted average exercise price is $5.51 and the remaining life of the warrants is 0.01 years at June 30, 2026.

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

Related Party Transactions

Under a technology services agreement entered into on January 17, 2020, the Company uses a related party firm of the Company, Recruiter.com Mauritius, for software development and maintenance related to the Company's website and platform underlying operations. This was an oral arrangement prior to January 17, 2020. The initial term of the Services Agreement is five years, whereupon it shall automatically renew for additional successive 12-month terms until terminated by either party by submitting a 90-day prior written notice of non-renewal. The firm was formed outside of the United States solely for the purpose of performing services for the Company and has no other clients. The consultant to the Company, who was the Company's Chief Technology Officer until July 15, 2021, and thereafter the Company's Chief Web Officer until August 23, 2023, is an employee of Recruiter.com Mauritius and exerts control over Recruiter.com Mauritius. Pursuant to the Services Agreement, the Company has agreed to pay Recruiter.com Mauritius fees in the amount equal to the actualized documented costs incurred by Recruiter.com Mauritius in rendering the services pursuant to the Services Agreement, expenses to this firm were $0 for the three and six months ended June 30, 2026 and 2025.

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

On March 28, 2024, the Company and GOLQ entered into an Amendment to Technology License and Commercialization Agreement to decrease the future royalty from eight percent to five percent for which the Company agreed to grant GOLQ a warrant to purchase 292,000 shares of Company common stock for a price equal to $0.01 per share. As a result of this transaction the company issued GOLQ 392,155 shares of Company’s common stock valued at $647 thousand, based on the quoted trading price on the grant date, and warrant to purchase 292,000 shares of Company’s common stock valued at $480 thousand based on the Black-Scholes option pricing model. As of June 30, 2026, the total cost basis in the intangible assets purchased from GoLogiq is $1.1 million with accumulated amortization of $898 thousand and a net carrying value of $230 thousand.

The Company has engaged a related party firm of the Company, Logiq Inc, for marketing and advisory services related to new initiatives for the Data AI acquisitions, sourcing strategic partnerships in Europe, Asia, and Africa, and digital marketing services. Expenses to this firm were $0 and $127 thousand for the three and six months ended June 30, 2026, and 2025, respectively. These expenses are included in sales and marketing expenses in the consolidated statements of operations.

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months ended June 30		Six Months ended June 30
(in thousands)	2026	2025	2026	2025
REVENUE
Revenue	$16,091	$13,363	$45,186	$14,625

OPERATING EXPENSES
Cost of revenue	16,051	13,351	45,091	14,613
Sales and marketing	127	9	127	558
Product development	2	19	4	34
Amortization of intangibles	713	439	1,423	601
General and administrative	818	1,776	1,386	4,877
Total operating expenses	17,711	15,594	48,031	20,683

LOSS FROM OPERATIONS	$(1,620)	$(2,231)	$(2,845)	$(6,058)

Assets are not allocated to segments for internal reporting presentations. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2026, the date the accompanying condensed consolidated financial statements were available to be issued. Based on this evaluation, no events other than the following have occurred that require disclosure or adjustment to the financial statements as of and for the period ended June 30, 2026.

On July 2, 2026, the Company received written notification from The Nasdaq Stock Market LLC confirming that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement for continued listing on the Nasdaq Capital Market. As a result, the compliance matter was closed.

During the subsequent period, the Company's publicly traded warrants expired in accordance with their terms. As a result, the warrants are no longer exercisable and no warrants remain outstanding under such series.

The Company's effective shelf registration statement on Form S-3, providing for the offer and sale of up to $100 million of securities from time to time, remains available to support future capital raising activities, subject to applicable securities laws and market conditions.

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

Overview

During the six months ended June 30, 2026, the Company continued to execute its strategic transformation into a communications and data infrastructure platform. The Company’s operating focus is centered on scaling its telecommunications revenue base, improving operating efficiency through automation and AI-enabled routing, and expanding into higher-value infrastructure and software-driven applications.

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

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025:

Revenue

Revenue was approximately $16.1 million for the three-month period ended June 30, 2026, as compared to $13.4 million for the three-month period ended June 30, 2025, representing an increase of $2.7 million or 20%. The increase resulted primarily due to the expansion of the Company's telecommunication services business.

Cost of Revenue

Cost of revenue was $16.1 million for the three-month period ended June 30, 2026, compared to $13.4 million for the corresponding three-month period ended June 30, 2025, representing an increase of $2.7 million or 20%. This increase resulted primarily from the increase in revenue generating operations from the expansion to the telecommunication services business.

Operating Expenses

Operating expenses, excluding cost of revenue described above, were approximately $1.7 million for the three-month period ended June 30, 2026, compared to $2.2 million for the corresponding three-month period ended June 30, 2025, a decrease of $584 thousand or 26%. This decrease was due to a decrease in general and administrative expenses of $958 thousand, largely due to a decrease of $600 thousand in stock compensation expense. The general and administrative decrease was partially offset by an increase of $274 thousand to amortization of intangibles related to purchases made after Q2 2025.

Sales and Marketing

Sales and marketing expense was approximately $127 thousand for the three-month period ended June 30, 2026, compared to $9 thousand for the corresponding three-month period in 2025, an increase of $118 thousand. The increase was primarily attributable to new marketing expenditures as part of the Company’s growth initiatives focused on improving revenue.

Product Development

Product development expense for the three-months ended June 30, 2026, decreased to $2 thousand from $19 thousand for the corresponding period ended June 30, 2025.

Amortization of Intangibles

For the three-month period ended June 30, 2026, the Company incurred a non-cash amortization charge of $713 thousand as compared to $439 thousand for the corresponding period ended June 30, 2025. The increase in amortization expense was primarily attributable to intangible assets acquired in connection with the Company’s 2025 telecommunications-related acquisitions.

General and Administrative

General and administrative expenses consist primarily of compensation-related costs for personnel performing corporate, finance, and administrative functions, as well as legal, audit, tax, consulting, and other professional fees and general corporate expenses.

For the three-month period ended June 30, 2026, general and administrative expenses were $818 thousand, including $162 thousand of non-cash stock-based compensation. For the three-month period ended June 30, 2025, for the corresponding period, general and administrative expenses were $1.8 million, including $800 thousand of non-cash stock-based compensation. Non-cash stock-based compensation increases GAAP general and administrative expenses and, consequently, operating loss, but it does not reduce cash flows. As a result, while operating loss may appear higher, actual cash outflows for general and administrative activities are lower than the GAAP expense.

Other Income (Expense)

Other income (expense) for the three-month period ended June 30, 2026, was an expense of $680 thousand compared to expense of $1.4 million in the corresponding period ended June 30, 2025. This decrease is attributable to the decrease in loss change in fair value of contingent consideration of $1.3 million, partially offset by the increase in loss on change on fair value of marketable securities of $627 thousand.

Net Income (Loss)

For the three-months ended June 30, 2026, the Company had a net loss from continuing operations of $(2.3) million compared to a net loss from continuing operations of $(3.6) million during the corresponding three-month period in 2025.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025:

Revenue

Revenue was approximately $45.2 million for the six month period ended June 30, 2026, as compared to $14.6 million for the six month period ended June 30, 2025, representing an increase of $30.6 million or 209%. The increase resulted primarily due to the expansion of the Company's telecommunication services business.

Cost of Revenue

Cost of revenue was $45.1 million for the six month period ended June 30, 2026, compared to $14.6 million for the corresponding six month period in 2025, representing an increase of $30.5 million or 209%. This increase resulted primarily from the increase in revenue generating operations from the expansion to the telecommunication services business.

Operating Expenses

Operating expenses, excluding cost of revenue described above, were approximately $2.9 million for the six month period ended June 30, 2026, compared to $6.1 million for the corresponding six month period in 2025, a decrease of $3.1 million or 52%. This decrease was due to a decrease in general and administrative expenses of $3.5 million, largely related to a decrease in stock compensation expense.

Sales and Marketing

Sales and marketing expense was approximately $127 thousand for the six month period ended June 30, 2026, compared to $558 thousand for the corresponding six month period in 2025, a decrease of $431 thousand. The decrease was primarily attributable to reducing marketing expenditures as part of the Company’s cost management initiatives in the prior quarter.

Product Development

Product development expense for the six months ended June 30, 2026, decreased to $4 thousand from $34 thousand for the corresponding period in 2025 due to a large focus on product development in the prior period.

Amortization of Intangibles

For the six month period ended June 30, 2026, the Company incurred a non-cash amortization charge of $1.4 million as compared to $601 thousand for the corresponding period in 2025. The increase in amortization expense was primarily attributable to intangible assets acquired in connection with the Company’s 2025 telecommunications-related acquisitions.

General and Administrative

General and administrative expenses consist primarily of compensation-related costs for personnel performing corporate, finance, and administrative functions, as well as legal, audit, tax, consulting, and other professional fees and general corporate expenses.

For the six month period ended June 30, 2026, general and administrative expenses were $1.4 million, including $245 thousand of non-cash stock-based compensation. In 2025, for the corresponding period, general and administrative expenses were $4.9 million, including $2.6 million of non-cash stock-based compensation. Non-cash stock-based compensation increases GAAP general and administrative expenses and, consequently, operating loss, but it does not reduce cash flows. As a result, while operating loss may appear higher, actual cash outflows for general and administrative activities are lower than the GAAP expense.

Other Income (Expense)

Other income (expense) for the six month period ended June 30, 2026, was income of $1.1 million compared to expense of $1.3 million in the corresponding 2025 period. This increase is attributable to the decrease in loss change in fair value of contingent consideration of $1.3 million, partially offset by the increase in Gain on change on fair value of marketable securities of $1.1 million.

Net Income (Loss)

For the six months ended June 30, 2026, the Company had a net loss from continuing operations of $1.8 million compared to a net loss from continuing operations of $7.3 million during the corresponding six month period in 2025.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was approximately $1.4 million for the six months ended June 30, 2026, compared to $3.0 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, the Company reported a net loss from continuing operations and discontinued operations of $1.8 million. The net loss includes non-cash expenses, including:

•	Depreciation and amortization of $1.4 million

•	Stock-based compensation of $245 thousand

•	Change in fair value of marketable securities of $1.1 million

For the six months ended June 30, 2025, net loss from continuing operating operations was $7.3 million and net loss from discontinued operations was $1.5 million. The 2025 net loss included significant non-cash charges, including:

•	Depreciation and amortization of $607 thousand (continuing) and $232 thousand (discontinued)

•	Stock-based compensation of $2.6 million (continuing) and $691 thousand (discontinued)

•	Change in fair value of contingent consideration of $$1.3 million

The decrease in cash used in operating activities during 2026 was primarily attributable to lower expenses.

Investing Activities

Net cash used in investing activities was approximately $0 for the six months ended June 30, 2026, compared to $400 thousand for the six months ended June 30, 2025.

The 2025 cash outflow related to purchases of intangible assets associated with the Company’s telecommunications expansion.

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the six months ended June 30, 2026. The primary sources of financing were:

•	$1.3 million from common stock offerings

•	$225 thousand from proceeds under a line of credit

Net cash provided by financing activities was approximately $1.8 million for the six months ended June 30, 2025. The primary sources of financing were:

•	$1.8 million proceeds from issuance of common stock

Liquidity and Going Concern

As of June 30, 2026, the Company had cash on hand of approximately $330 thousand.

Based on current operating levels and cash on hand, the Company does not have sufficient capital to meet its working capital needs for the next twelve months. The Company has incurred recurring losses and negative operating cash flows since inception.

For the six months ended June 30, 2026, the Company reported net loss from continuing operations of $1.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s primary revenue source as of June 30, 2026 is telecommunications services provided through its Auralink operations.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and due to the remediation of the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in the COSO Internal Control — Integrated Framework (2013).

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company evaluates all claims on a case-by-case basis and establishes accruals when a loss is probable and reasonably estimable. Except as described below, the Company is not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed April 15, 2026. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2026.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report:

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Number
3.1	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 27, 2024	8-K	10/1/24	3.1
3.2	Bylaws, as amended	8-K	10/1/24	3.2
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 3, 2024	8-K	9/12/24	3.1(e)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Nixxy, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIXXY, INC.

Dated: August 12, 2026	By:	/s/ David Kratochvil
David Kratochvil Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ MeiLin Yu
MeiLin Yu Chief Financial Officer (Principal Financial and Accounting Officer)

